Form 10QSB
period 1997-06-30
ADVANCED APPEARANCE OF AMERICA INC
filed 1997-11-17
CIK 821524

FORM 10-QSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[Mark One]

[X]	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE 	SECURITIES AND EXC
HANGE ACT OF 1934

For the six months ended: June 30, 1997
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE 	SECURITIES AND
EXCHANGE ACT OF 1934

for the transition period from ________ to ________


Commission file number:33-17050-NY


ADVANCED APPEARANCE OF AMERICA, INC.
(Name of small business and its charter)

		Nevada						13-3422912
	(State of incorporation)				(IRS employer Ident. No.)

	2900 N.W. 48th Terrace, Suite 411, Ft. Lauderdale, FL.		33319
		(address of principle office)					(Zip Code)

Issuer's telephone number:  (954) 733-5785

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $.001 par value
(Title of class)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes_X_ No   .

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B not contained in this form, and no disclosure will be contained, to the best of regulation knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-QSB or amendment to this Form 10-QSB. [X]

State issuer's revenues for its most recent fiscal year. -0-

Since there are no closing bid and asked process of the common stock, the aggregate market value of the voting stock held by non- affiliates of the registrant is not determinable. The number of shares outstanding of the issuer's class of common equity, as of October 20, 1997: 36,670,000.






THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ACTUAL RESULTS AND EVENTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED AS ARESULT OF THE `KNOWN UNCERTAINTIES' AS SET FORTH HEREIN.

PART I

Item 1.	 Financial Statements

	Index to Financial Statements
											Page
	Independent Auditor's report				     F-1,2
	Financial Statements
		Balance Sheets						   	F-3
		Statements of Operations/Retained Deficit 	F-4
		Statements of Cash Flows					F-5
		Notes to Financial Statements				F-6,7


Item 2.	Management's Discussion and Analysis of Financial 		Condition and
Results of Operations

Overview

Advanced Appearance of America, Inc. was organized as Nevada corporation in 1988. There has ben no material development of the small business issuer in the past three years as the Corporation disbanded approximately eight years ago. Currently, the Corporation has no tangible assets or tangible net worth, exclusive of certain period cost and related liabilities. The Corporation has never been a party to bankruptcy, receivership, or similar proceeding in its entire existence. In the past three years, the Cor consolidated, purchased, or sold any part of its business.

The corporation has no current business activity and acts as a public shell only.

Since 1988, Advanced Appearance of America, Inc., (`The Company'), has not been engaged in any activities. It is a developmental stage company, which has incurred net losses of approximately $20,650. The Company expects operating losses will continue until it acquires or is merged into another business.

To date, the Company has not yet generated any revenues. The company's results may vary significantly from period to period depending on several factors, such as the timing of certain expenses and the progress of the Company's ability to obtain funding for future acquisitions and mergers.

Results of Operations

Three Months Ended June 30, 1997 and June 30, 1996

General and administrative expenses during the three months ended
June 30, 1997,were $ 1,000 versus $ 0 during the three months ended June 30, 1996. This increase was primarily due to professional fee expenses.

Liquidity and Capital Resources

The Company has financed its operations since inception by receiving loan proceeds from its majority shareholder.

Known Uncertainties

Developmental Stage Company

      The Company is in the developmental stage, and its proposed operations are subject to the risks inherent in the establishment of a new business enterprise, including the absence of operating history. The likelihood of the success of the Company must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the formation of a new business and the development of a new business. The Company has made no sales to date and has accumulated a net deficit from inception through June 30, 1997. Further, it is likely that additional losses will be incurred in the future.

Going Concern Qualifications

      The report of the Company's independent auditor contains an explanatory paragraph as to the Company's ability to continue as raising substantial doubt as to the Company's ability to continue as a going concern. Among the factors cited by the auditor as raising substantial doubt as to the Company's ability to continue as a going concern is that the Company has incurred losses since inception and is expected to continue to incur losses and is in need of substantial funds. There can be no assurance that the Company will ever achieve significant revenues or profitable operations.

Financing Requirements

      The Company expects that it may be required to seek additional financing in the future. There can be no assurance that such financing will be available or available on attractive terms, or such financing would not result in a substantial dilution of shareholders' interest.




PART II
Other Information

Item 1.  Legal Proceedings

      The Company is not aware of any legal proceedings, pending or contemplated, to which the Company is, or would be, a party, or would be, the subject.

Item 2.  Changes In Securities

		NONE

Item 3.  Defaults Upon Senior Securities

		NONE

Item 4.  Submission of Matters to a Vote of Security Holders

		NONE

Item 5.  Other Information

		NONE

Item 6.  Exhibits and Reports on Form 8-K

		    Description

		Amendment to Articles of Incorporation

		Articles of Incorporation (Nevada)- are 			incorporated by reference to
Exhibit of the	Company's Form 10-QSB for the quarter ending June	30, 1997

(SIGNATURE PAGE FOLLOWS)



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Advanced Appearance of America, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized,


ADVANCED APPEARANCE OF AMERICA, INC.



	By:	/s/Edward A. Roth
		Edward A. Roth
		Chairman of the Board,
		Director, and President.
		October 20, 1997






























MICHAEL J. BONGIOVANNI, P.A., C.P.A.
6529 NORTHWEST 54th COURT
LAUDERHILL, FLORIDA  33319







REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



The Board of Directors and Shareholders
Advanced Appearance of America, Inc.


I have audited the accompanying balance sheet of Advanced Appearance of America, Inc. (a Development Stage Company) as of June 30, 1997 and December 31, 1996, and the related statements of operations and retained deficit and cash flows for the three and six months ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial stateents based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Advanced Appearance of America, Inc. ( a Development Stage Company), as of June 30, 1997 and December 31, 1996 and the results of its operations and its cash flows for the three and six months ended June 30, 1997 and 1996 in conformity with generally accepted accounting principles.

F-1

The Company is in the development stage as of June 30, 1997 and to date has had no significant operations. Recovery of the Company's assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company's development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure.


The accompanying financial statements have been prepared assuming the company will continue as a going concern. The Company has suffered losses and has yet to generate an internal cash flow that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Lauderhill, Florida
October 20, 1997



Michael J. Bongiovanni, P.A.,C.P.A.






















F-2

ADVANCED APPEARANCE OF AMERICA, INC..
(a Development Stage Company)

Balance Sheets



ASSETS
                 					June 30,1997 	December 31,1996
Current assets:
	Cash				              $         -- 	$           --


		Total assets        	$        -- 	$           --
					                   ============  	 ==============


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 	Accounts payable and accrued
	expenses			           	$14,650  		 18,650
	Stockholder loans		      6,000	       1,000


	Total current liabilities 20,650          19,650
                         ==========   ===========

Commitment and contingencies

Stockholders' deficit:
	Common stock, par value $.001;
	authorized 100,000,000 shares,
	issued and outstanding
	36,670,000 				               --              --
	Deficit accumulated during
	development stage		       ( 20,650)       (19,650)


	 Total stockholders' deficit  20,650         19,650


                    						$     --              --
                           ============   ============
Seee accompanying notes to the financial statements and
auditor's  report
                         F-3


ADVANCED APPEARANCE OF AMERICA, INC..
(a Development Stage Company)

Statements of Operations

For Three and Six Months Ended June 30,1997 and 1996

                 				Three Months 	Three Months 	Six Months 	Six Months
			                 	Ended        	Ended        	Ended      	Ended
				                 June 30,1997 	June 30,1996 	June 30,1997 June 30,199

State filing fees          	$	0	       $	0	            $	0	       $   112
Registrar transfer
fees				                     	0	        	0	             	0             375
Professional fees	        1,000	        	0	          1,000	            625

                   		  	  1,000	        	0	           1,000          1,112
Net income/(loss)	       (1,000)	       (0)	         (1,000)	       (1,112)

Net loss applicable to
common shareholders    	$(1,000)    	$   (0)        	$(1,000)	     $(1,112)
           		           ========	   ========	       ========	      ========

Net loss per common
share:

Weighted average number
of common shares        36,670,000  36,670,000     36,670,000     36,670,000

                        ==========  ==========    ===========     ==========

Primary net loss per
common share             	$  (.001)	  $  (0)        	$  (.00)	     $ (.0001)

                        ==========   ==========   ============   ===========

See accompanying notes to the financial statements and auditor's report.












F-4
ADVANCED APPEARANCE OF AMERICA, INC.
(a Development Stage Company)

Statements of Cash Flows

For Three and Six Months Ended June 30,1997 and 1996

                				Three Months 	Three Months 	Six Months 	Six Months
				                Ended        	Ended        	Ended      	Ended
				                June30,1997  	June30,1996 	June30,1997 	June30,1996
Net(loss)			             $ 	0  	    $ (1,112)    $ (1,000)    $(1,112)
Net cash used for
operating activities:
	Increase in
	accounts payable
	and accrued
	expenses            	  1,000	         1,112	       1,000        1,112


	Total adjustments      1,000           1,112       1,000        1,112

Net cash used in
operating activities     --          --         --       --


Net increase in cash     --          --         --       --

Cash and cash
equivalents at
beginning of period      --          --         --       --

Cash and cash
equivalents at
end of period        	$  --     	$    --  	$    --	    $  --
				                  ========	   ========	  ========	 ========

                    				Three and Six Months		Three and Six Months
				                    Ended June 30,1997		Ended June 30,1996

Supplemental
disclosures of cash
flow information:

	Cash paid for
	interest	                        	$	--			        $       --
				                       ==============      ================


See accompanying notes to the financial statements and auditor's report.

F-5


ADVANCED APPEARANCE OF AMERICA, INC.
(a Development Stage Company)

Notes to Financial Statements

June 30, 1997 and 1996


(1)	BACKGROUND

The Company, ( "Advanced Appearance of America, Inc.") was organized in the state of Nevada on August 13, 1987 under its original name of Tri-Capital Corp..On April 12, 1988, a reverse merger was effected between Tri-Capital Corp. and Advanced Appearance of America, Inc.. Advanced Appearance of America was formed on April 12, 1988.(see Note 3)

The Company is currently in a development stage and is in the process of raising additional capital. There is no assurance that the Company will achieve a profitable level of operations.

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	(a)	Use of estimates

The preparation of financial statements in conformity 	with generally
accepted accounting principles requires 	management to make estimates and
assumptions that 	affect the reported amounts of assets and liabilities
and disclosure of contingent assets and liabilities 	at the date of the
financial statements and the 	reported amounts of revenues and expenses
during the 	reporting period. Actual results could differ from 	those
estimates.

	(b)	Cash and cash equivalents

	Holdings of highly liquid investments with original 	maturates of three
months or less and investment in 	money market funds are considered to be
cash 	equivalents by the Company.

	(c)	Net loss per share

	Net loss per share of common stock is computed by 	dividing the net loss
applicable to common shareholders 	by the weighted average number of common
shares 	outstanding and common stock equivalents.
F-6
ADVANCED APPEARANCE OF AMERICA, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

June 30, 1997 and 1996


(3)	GOING CONCERN

The Company is currently a development stage company and its continued existence is dependent upon the Company's ability to resolve its liquidity problems, principally by obtaining additional debt financing and/or equity capital. The Company has yet to generate an internal cash flow, and until the sales begins, the Company is totally dependent upon the debt and equity funding. As a result of these factors, there exists substantial doubt about the Company's ability to continue as a going concern. However, management of the Company is continually negotiating with various outside entities for additional funding. There is no assurance that the Company will achieve a profitable level of operations.




















F-7