Form 10QSB
period 1999-06-30
ATR INDUSTRIES INC/NV/
filed 1999-08-16
CIK 821524

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)
  [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999.

   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange
                Act of 1934 for the transition period from to .


                        Commission file number: 001-14973


                              ATR INDUSTRIES, INC.
        (Exact name of small business issuer as specified in its charter)





               Nevada                             13-3422912
          ---------------                    -------------------
   (State or other jurisdiction of     (I.R.S. Employer Identification No.)
   incorporation or organization)




   4614 North University Drive, Ft. Lauderdale, Florida            33351
   ------------------------------------------------------------------------
    (Address of principal executive office)                     (Zip Code)


                                 (954) 572-4023
                           --------------------------
                           (Issuer's telephone number)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes XX                    No


         The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of August 16, 1999 was 12,816,604

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.................................10


                                     PART II

ITEM 1.  LEGAL PROCEEDINGS....................................................11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................12

SIGNATURES....................................................................12













                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.           FINANCIAL STATEMENTS

         As used herein, the term "Company" refers to ATR Industries, Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 1999 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-8 and are incorporated herein by this reference.










                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]

ITEM 1.       FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS
                                                                            PAGE

Consolidated Unaudited Condensed Balance Sheet June 30, 1999 ................F-2

Consolidated Unaudited Condensed Statements of Operations
   June 30, 1999 and 1998....................................................F-3

Consolidated Unaudited Condensed Statements of Cash Flows
  June 30,1999 and 1998......................................................F-4

Consolidated Unaudited Condensed Statement of Shareholders' Equity
  June 30, 1999 .............................................................F-5

Notes to Consolidated Unaudited Condensed Financial Statements
  June 30, 1999..............................................................F-6







       See notes to consolidated unaudited condensed financial statements.

                           CONSOLIDATED BALANCE SHEETS
                       ATR INDUSTRIES, INC. & SUBSIDIARIES
                     As of June 30, 1999 & December 31, 1998


ASSETS                                                         (Unaudited)
                                                             June 30, 1999
CURRENT ASSETS
Cash                                                             $       85,790
Recoverable income taxes                                                    ---
Accounts receivable                                                       5,045
Interest receivable                                                      17,197
Prepaid rent                                                              4,339
Prepaid opening expenses                                                  7,375
                                                                 ---------------
         TOTAL CURRENT ASSETS                                            119,746

PROPERTY AND EQUIPMENT
Furniture                                                                 4,215
Leasehold improvements                                                    2,000
Equipment                                                                23,631
 Accumulated depreciation                                               (26,994)
                                                                 ---------------
  NET PROPERTY AND EQUIPMENT                                              2,852

OTHER ASSETS
Deposits                                                                  1,700
Deferred taxes                                                            4,071
                                                                 ---------------
         TOTAL OTHER ASSETS                                               5,771

                  TOTAL ASSETS                                    $     128,369
                                                                 ===============













       See notes to consolidated unaudited condensed financial statements.

                                        ATR INDUSTRIES, INC. & SUBSIDIARIES



LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)
                                                                    (Unaudited)
                                                                June 30, 1999

CURRENT LIABILITIES
Accounts payable and accrued expenses                                 $   4,930
Excess of outstanding checks over
         bank balance                                                        -
Shareholder loans payable                                                 3,748
Current portion of capitalized
lease obligation                                                          2,402
                                                                      ----------
         TOTAL CURRENT LIABILITIES                                       11,080
                                                                      ----------

LONG-TERM DEBT
Capitalized lease obligation                                              6,035

STOCKHOLDERS' EQUITY(DEFICIT)
Common stock                                                              9,344
($.001, par value,100,000,000
authorized- 9,343,399 issued
and outstanding)
Common stock subscribed($.001,
par value, 3,473,205 subscribed
at $.22 per share)                                                        3,473
Preferred stock (50 million
authorized- zero issued and
outstanding)                                                                 -
Common stock subscriptions
receivable                                                             (764,105)
Additional Paid-in-Capital                                              947,566
Retained deficit                                                        (85,024)
                                                                       ---------

TOTAL STOCKHOLDERS'EQUITY(DEFICIT)                                      111,254
                                                                       ---------
                                                                      $ 128,369







       See notes to consolidated unaudited condensed financial statements.

                                 CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                        ATR INDUSTRIES, INC. & SUBSIDIARIES
                              For the Three and Six Months Ended June 30, 1999 & 1998

                                               Three              Three               Six              Six
                                            Months Ended       Months Ended      Months Ended      Months Ended
                                           June 30, 1999       June 30, 1998     June 30, 1999     June 30, 1998

REVENUE
 Sales                                     $    106,390         $   107,203      $    232,476      $    223,367
 Cost of Labor                                  (59,834)            (66,937)         (129,814)         (133,656)
                                           ------------          -----------      -----------      -------------
GROSS PROFIT                                     46,556              40,266           102,662            89,711

EXPENSES
 Advertising                               $     24,435         $    13,390      $     41,954      $     30,891
 Auto Expenses                                    1,272               1,494             1,272             1,494
 Contract Labor                                     395                  -              2,298
 Depreciation                                       650                 160             1,300             1,300
 Dues & Fees                                        100               1,150             2,100             1,250
 Employee Benefits                                  534               4,006             1,573             4,306
Employee Leasing                                 23,524              15,728            30,452            29,149

 Equipment Leasing                                  516                  -              1,442             1,276
 Interest Expense                                   260                 290               621               580
 Miscellaneous Expense                              100                 100               234               117
 Office Expenses                                  6,353               2,560            10,096             2,767
 Professional Fees                                8,400                  -             20,524                 -
 Public Trading                                   5,480                 194             7,800             1,200
 Rent                                             4,642               4,521            10,946             8,406
 Supplies                                         4,626                 248             5,034               467
 Taxes & Licenses                                    70                 150               195               214
 Telephone                                        2,211               1,391             5,873             4,629
 Utilities                                          155                 214               594               331
                                            -----------          ----------        ----------        ------------

  TOTAL EXPENSES                                83,328               45,990           142,009             90,675
                                            -----------          ----------        -----------       ------------

  OPERATING LOSS                                36,772                5,725            39,347               964
   Interest Income                                 -                    -              17,197                 -
   Deferred Tax Benefit                          6,000                1,400             3,671               400
                                           ------------------    ------------      -----------       ------------

  NET LOSS                             $        30,772         $      4,325      $     18,479      $        564

Net Loss Per Share-
Basic and fully diluted $                         **                   N/A       $        **                N/A
                                           ============          ===========        ==========       ============
Weighted Average Shares                     12,816,604                 N/A         11,767,175               N/A


** Less than $ 0.01

           See notes to consolidated  unaudited condensed financial statements.

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                        ATR INDUSTRIES, INC. & SUBSIDIARIES
                                   For the Six Months Ended June 30, 1999 & 1998

                                                                                         Six Months Ended
                                                                                              June 30
                                                                                    -------------------------------
                                                                                             Unaudited
                                                                                       1999                  1998
                                                                                      -------              --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                                       $   (18,479)            $  (564)
  Adjustments to reconcile net loss
  to net cash provided by(used in)operating
  activities:
         Depreciation                                                                  1,300               1,300
         Deferred income taxes                                                        (3,671)                400
         (Increase) decrease in operating assets:
          Accounts receivable                                                         (4,545)                699
          Interest receivable                                                        (17,197)                  -
          Prepaid rent                                                                (4,339)                  -
          Prepaid opening expenses                                                    (7,375)                  -
         Increase (decrease) in operating liabilities:
          Accounts payable & accrued expenses                                        ( 7,060)              1,140
                                                                                  -----------           ---------

                  NET CASH PROVIDED BY(USED IN)
                  OPERATING ACTIVITIES                                               (61,366)              2,975
                                                                                  -----------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Common stock issuances                                                             193,095                  -
  Common stock adjustment                                                               -                   (317)
  Principal repayments under capital lease                                            (1,250)             (1,191)
  Shareholder loans receipts(repayments)                                             (37,487)              1,200
  Excess of outstanding checks over
         bank balance                                                                (11,366)             (3,154)
                                                                                  -----------           ---------


         NET CASH PROVIDED BY
         (USED IN) FINANCING ACTIVITIES                                               142,992             (3,462)
                                                                                  ------------          ----------
         NET INCREASE(DECREASE) IN CASH
         AND CASH EQUIVALENTS                                                    $     81,626           $   (487)

Cash and cash equivalents,
beginning of period                                                              $      4,164           $    801
                                                                                  -----------           ----------
                  CASH AND CASH EQUIVALENTS
                  END OF PERIOD                                                  $     85,790           $    314
                                                                                  ===========           ==========


Supplementary cash flow disclosure:
                  Cash paid for interest                                         $        621           $    580
                                                                                  ===========           =========


                        See notes to consolidated unaudited condensed financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       ATR INDUSTRIES, INC. & SUBSIDIARIES
                            June 30, 1999 (UNAUDITED)


ITEM 1.

1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at June 30, 1999, the results of operations for the three and six month periods ended June 30,1999 and 1998, and cash flows for the six months ended June 30, 1999 and 1998. The results for the period ended June 30, 1999, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1999.

2 - EARNINGS (LOSS) PER SHARE

The following represents the calculation of earnings (loss) per share:
                                                           Three                                 Six
                                                       Months Ended                          Months Ended
BASIC    & FULLY DILUTED*                   June 30, 1999   June 30, 1998          June 30, 1999   June 30,1998
---------------------
Net Loss                                     $     30,772    $      4,325          $      18,479       $       564

Less- preferred stock dividends                      -               -                     -                     -
                                             ------------   -------------          -------------         -----------
Net Loss                                     $     30,772    $      4,325          $      18,479       $       564

Weighted average number
Of common shares                               12,816,604           N/A            $  11,767,175               N/A
                                             ------------   -------------           -------------        -----------
Basic    & Fully Diluted
loss per share                               $       **             N/A            $      **                   N/A
                                             ============   ==============          =============        ===========


* The Company had no common stock equivalents during the periods presented ** Less than $0.01




                        See notes to consolidated unaudited condensed financial statements.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

With the exception of historical facts stated herein, the matters discussed in this report are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to, statements regarding anticipated levels of future revenues and earnings from operations of the Company. Readers of this report are cautioned not to put undue reliance on "forward looking" statements which are, by their nature, uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise.

General

The Company operates Cleaning Express USA, Inc, a wholly owned subsidiary, which offers residential cleaning services, carpet cleaning and other related services. Third quarter plans for Cleaning Express USA, Inc. include the opening of a new location in the city of Miami, Florida to reach a much greater share of the South Florida cleaning market. This expansion will allow the company to offer cleaning and related services to an additional estimated 5,000 customers in the Miami area. Total costs to complete the new location are estimated at $24,400. During the second quarter of 1999, the Company began construction of BeautyMax.Com, a virtual online superstore for cosmetics and related beauty products. BeautyMax.Com is planned to open in October of 1999 and will offer thousands of varieties of designer brand cosmetics. The company plans to launch an online advertising campaign to promote the new site during the third quarter. The Company has prepaid rent and prepaid opening expenses of $4,339 and $7,375, respectively, relating to the BeautyMax.Com project as of June 30, 1999. The Company will continue to build for the future by re-directing resources to the development of BeautyMax.Com. Based on current research, management feels the greatest growth potential lies within its e-commerce operations. Plans to open the BeautyMax.Com corporate headquarters in Ft. Lauderdale are scheduled for the third quarter.

Results of Operations

Revenues were $106,390 for the three months ended June 30, 1999 versus $107,203 for the three months ended June 30, 1998, a decrease of less than 1%. This decrease is primarily attributable to seasonal fluctuations in demand within the South Florida cleaning market. The Company incurred a net loss from operations of $30,772 for the three months ended June 30,1999 versus a net loss of $4,325 for the same period ended June 30, 1998. The increase in the net loss was attributable to additional personnel expense, professional fees, and advertising expenses, which increased $7,796, $8,400, and $11,045, respectively. The increase in advertising and personnel expenses was primarily due to the Company's preparation and development of BeautyMax.Com. The increase in professional fees was due to the Company obtaining trading status on the OTC Bulletin Board. Average selling prices and gross margins remained fairly constant.

Liquidity and Capital Resources

On June 30, 1999, the Company had cash of $85,790 and working capital of $108,666. This compares with cash of $314 and working capital deficit of $30,407 at June 30, 1998. The increase in working capital was due to a decrease in accounts and shareholder loans payable, offset by an increase in interest receivable and an increase in cash from proceeds of common stock. Net cash used in operating activities was $61,366 for the six month ended June 30, 1999 as compared with cash provided by operating activities of $2,975 for the period ended June 30, 1998. Cash provided by financing activities totaled $142,992 for the six months ended June 30, 1999 as compared with cash used in financing activities of $3,462 for the six months ended June 30, 1998. The increase in cash provided by financing activities was primarily due to the issuance of the Company's common stock during the first six months ended June 30, 1999 as described below.

The Company received $193,095 from the issuance of 877,705 shares of common stock which it intends to use to fund the new Miami office opening of Cleaning Express USA, Inc. and for expenses relating to the grand opening of the BeautyMax.Com online cosmetic superstore. Based on current levels of operations, the Company is able to satisfy its cash requirements for the next twelve months. The Company has subscribed to issue 3,473,205 additional shares of common stock during the third quarter for $764,105. The subscription agreement for additional shares was made with an unrelated investors. The subscription agreement provides for the additional shares to be purchased at $.22 and is secured by promissory notes which bear annual interest rates of 8%. Partial proceeds of cash from this additional stock issuance will be used during the construction and advertising of BeautyMax.Com. Construction and advertising cost are estimated at $15,500 and $1,100, respectively for the quarter ending September 30, 1999.

IMPACT OF THE YEAR 2000 ISSUE

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's, or its suppliers' and customers' computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company plans to upgrade a few personal computer systems during the third quarter at an estimated cost of $4,600. The Company has not yet identified any other Year 2000 problem but will continue to monitor the issue.

The Company has initiated formal communications with significant suppliers to determine the extent to which those third parties' failure to remedy their own Year 2000 Issues would materially effect the Company and its subsidiaries. In the event that the Company receives indications from its suppliers that the Year 2000 Issue may materially effect their ability to conduct business, the Company will seek contingency plans such as finding other vendors that are Year 2000 compliant or increase its inventory of supplies or parts in an attempt to ensure smooth operations until such vendor can remedy the problem. The Company has not received any indication from its suppliers that the Year 2000 Issue may materially effect their ability to conduct business.


PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 10 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. No reports were filed on Form 8-K during the quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                            ATR INDUSTRIES, INC.



                               August 16, 1999          __/s/___________________
                                                       Edward A. Roth, President
                                                (Acting Chief Financial Officer)