Form 10QSB
period 1999-09-30
BEAUTYMERCHANT COM INC
filed 1999-11-12
CIK 821524

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 1999

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

COMMISSION FILE NUMBER: 001-14973

                            BEAUTYMERCHANT.COM, INC.
                            ------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                  13-3422912
(State or other jurisdiction of          (IRS Employer identification No.)
incorporation or organization)

           4614 North University Drive, Ft. Lauderdale, Florida 33351
                    (Address of principal executive offices)

                                 (954) 572-8348
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Number of shares of common stock outstanding as of November 12, 1999: 12,816,604

                           CONSOLIDATED BALANCE SHEETS
                     BEAUTYMERCHANT.COM, INC. & SUBSIDIARIES
                  As of September 30, 1999 & December 31, 1998

                ASSETS                      (Unaudited)
                                     September 30, 1999        December 31, 1998
CURRENT ASSETS
Cash                                          $ 28,772             $  4,164
Recoverable income taxes                            --                  400
Accounts receivable                              5,385                  500
Interest receivable                             17,197                   --
Prepaid rent                                     1,781                   --
Prepaid opening expenses                         7,375                   --
                                              --------             --------
      TOTAL CURRENT ASSETS                      60,510                5,064

PROPERTY AND EQUIPMENT
Furniture                                        6,520                4,215
Leasehold improvements                           2,000                2,000
Equipment                                       30,620               23,631
 Accumulated depreciation                      (27,768)             (25,694)
                                              --------             --------
  NET PROPERTY AND EQUIPMENT                    11,372                4,152

OTHER ASSETS
Deposits                                         2,700                1,700
Deferred taxes                                  11,135                   --
                                              --------             --------
      TOTAL OTHER ASSETS                        13,835                1,700

            TOTAL ASSETS                      $ 85,717             $ 10,916
                                              ========             ========

           See Accompanying Notes to Consolidated Financial Statements

                     BEAUTYMERCHANT.COM, INC. & SUBSIDIARIES

                  LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

                                            (Unaudited)
                                     September 30, 1999        December 31, 1998

CURRENT LIABILITIES
Accounts payable and accrued expenses         $   4,930            $  11,990
Excess of outstanding checks over
      bank balance                                   --               11,366
Shareholder loans payable                         1,748               41,235
Current portion of capitalized
lease obligation                                  2,242                2,482
                                              ---------            ---------
      TOTAL CURRENT LIABILITIES                   8,920               67,073
                                              ---------            ---------

LONG-TERM DEBT
Capitalized lease obligation                      5,570                7,205

STOCKHOLDERS' EQUITY(DEFICIT)
Common stock                                      9,344                3,183
($.001, par value,100,000,000
authorized- 9,343,399 issued
and outstanding)
Common stock subscribed($.001,
par value, 3,473,205 subscribed
at $.22 per share)                                3,473                   --
Preferred stock (50 million
authorized- zero issued and
outstanding)                                         --                   --
Common stock subscriptions
receivable                                     (764,105)                  --
Additional Paid-in-Capital                      947,566                   --
Retained deficit                               (125,050)             (66,545)
                                              ---------            ---------

TOTAL STOCKHOLDERS'EQUITY(DEFICIT)               71,228              (63,362)
                                              ---------            ---------
                                              $  85,717            $  10,916
                                              =========            =========

           See Accompanying Notes to Consolidated Financial Statements

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                     BEAUTYMERCHANT.COM, INC. & SUBSIDIARIES
          For the Three and Nine Months Ended September 30, 1999 & 1998

                             Three           Three           Nine            Nine
                             Months Ended    Months Ended    Months Ended    Months Ended
                             Sept 30, 1999   Sept 30, 1998   Sept 30, 1999   Sept 30, 1998
REVENUE
 Sales                       $     96,586    $     97,200    $    329,062    $    320,567
 Cost of Labor                    (54,740)        (56,930)       (184,554)       (190,586)
                             ------------    ------------    ------------    ------------
     GROSS PROFIT                  41,846          40,270         144,508         129,981

EXPENSES
 Advertising                 $     29,503    $     11,990    $     71,457    $     42,881
 Auto Expenses                      1,272           1,592           2,544           3,086
 Contract Labor                        --             425              --           2,723
 Depreciation                         775             325           2,075           1,625
 Dues & Fees                          565           1,010           2,665           2,260
 Employee Benefits                  3,748           3,096           5,321           7,402
 Employee Leasing                  22,292          14,922          52,744          44,071
 Equipment Leasing                    531              --           1,973           1,276
 Interest Expense                     260             280             881             860
 Miscellaneous Expense                 --              95             234             212
 Office Expenses                    5,748           1,960          15,844           4,727
 Professional Fees                  7,179              --          27,703              --
 Public Trading                       975           2,124           8,775           3,324
 Rent                               8,353           4,521          19,299          12,927
 Supplies                           2,502             280           7,534             747
 Taxes & Licenses                      --              60             195             274
 Telephone                            999           1,499           6,872           6,128
 Training                           3,385              --           3,385              --
 Utilities                            850             187           1,444             518
                             ------------    ------------    ------------    ------------
  TOTAL EXPENSES                   88,937          44,366         230,945         135,041
                             ------------    ------------    ------------    ------------

  OPERATING LOSS                   47,091           4,096          86,437           5,060
   Interest Income                     --              --          17,197              --
   Deferred Tax Benefit             7,064             600          10,735           1,000
                             ------------    ------------    ------------    ------------

  NET LOSS                   $    (40,027)   $     (3,496)   $    (58,505)   $     (4,060)

Net Loss Per Share-
Basic and fully diluted      $         **             N/A    $         **             N/A
                             ============    ============    ============    ============
Weighted Average Shares        12,816,604             N/A      12,116,985             N/A
                             ============    ============    ============    ============

** Less than $ 0.01

           See Accompanying Notes to Consolidated Financial Statements

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                     BEAUTYMERCHANT.COM, INC. & SUBSIDIARIES
               For the Nine Months Ended September 30, 1999 & 1998

                                                    September 30,  September 30,
                                                             1999           1998

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                             $ (58,505)     $  (4,060)
  Adjustments to reconcile net loss
  to net cash provided by (used in) operating
  activities:
      Depreciation                                         2,075          1,625
      Deferred income taxes                              (10,735)         1,000
      (Increase) decrease in operating assets:
       Accounts receivable                                (4,885)           590
       Interest receivable                               (17,197)            --
       Prepaid rent                                       (1,782)            --
       Prepaid opening expenses                           (7,375)            --
      Increase (decrease) in operating liabilities:
       Accounts payable & accrued expenses                (7,060)         2,040
                                                       ---------      ---------

            NET CASH PROVIDED BY(USED IN)
            OPERATING ACTIVITIES                        (105,464)         1,195
                                                       ---------      ---------

CASH FLOWS FROM INVESTING ACIVITIES:
  Equipment Purchases                                     (6,989)            --
  Deposits Paid Under Lease                               (1,000)            --
  Furniture Purchases                                     (2,306)            --
                                                       ---------      ---------

      NET CASH USED IN
      INVESTING ACTIVITIES                               (10,295)            --
                                                       ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Common stock issuances                                 193,095             --
  Common stock adjustment                                     --           (317)
  Principal repayments under capital lease                (1,875)        (1,191)
  Shareholder loans receipts (repayments)                (39,487)         1,900
  Excess of outstanding checks over
      bank balance                                       (11,366)        (1,150)
                                                       ---------      ---------

      NET CASH PROVIDED BY
      (USED IN) FINANCING ACTIVITIES                     140,367           (758)
                                                       ---------      ---------
      NET INCREASE IN CASH
      AND CASH EQUIVALENTS                             $  24,608      $     437

           See Accompanying Notes to Consolidated Financial Statements

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                     BEAUTYMERCHANT.COM, INC. & SUBSIDIARIES
               For the Nine Months Ended September 30, 1999 & 1998

                                                  September 30,    September 30,
                                                           1999             1998

Cash and cash equivalents,
beginning of period                                     $ 4,164          $   801
                                                        -------          -------
    CASH AND CASH EQUIVALENTS
    END OF PERIOD                                       $28,772          $ 1,238
                                                        =======          =======

Supplementary cash flow disclosure:
    Cash paid for interest                              $   881          $   860
                                                        =======          =======

              --The rest of this page is left intentionally blank--

           See Accompanying Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     BEAUTYMERCHANT.COM, INC. & SUBSIDIARIES
                         September 30, 1999 (UNAUDITED)

ITEM 1.

NOTE 1 - BASIS OF PRESENTATION

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at September 30, 1999, the results of operations for the three and nine month periods ended September 30,1999 and 1998, and cash flows for the nine months ended September 30, 1999 and 1998. The results for the period ended September 30, 1999, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1999.

NOTE 2 - EARNINGS (LOSS) PER SHARE

The following represents the calculation of earnings (loss) per share:

                             Three              Three                Nine              Nine
                             Months Ended       Months Ended         Months Ended      Months Ended
BASIC & FULLY DILUTED*       Sept 30, 1999      Sept 30, 1998        Sept 30, 1999     Sept 30, 1998
----------------------       ------------------------------------------------------------------------
Net Loss                     $    (40,027)      $      (3,496)       $      (58,505)   $     (4,060)

Less- preferred stock
  dividends                            --                  --                   --               --
                             ------------       -------------        --------------    ------------
Net Loss                     $    (40,027)      $      (3,496)       $      (58,505)   $     (4,060)

Weighted average number
Of common shares               12,816,604                 N/A            12,116,985             N/A
                             ------------       -------------        --------------    ------------
Basic & Fully Diluted
loss per share               $         **                 N/A        $           **             N/A
                             ============       =============        ==============    ============

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

General

The Company operates Cleaning Express USA, Inc, a wholly owned subsidiary, which offers residential cleaning services, carpet cleaning and other related services. Third quarter plans for Cleaning Express USA, Inc. had included the opening of a new location in the city of Miami, Florida to reach a much greater share of the South Florida cleaning market. This expansion into Miami has been temporarily delayed so that the company can focus on launching its e-commerce superstore. The development of Cleaning Express-Miami will resume early in the Year 2000.

During the third quarter of 1999, the Company continued construction of BeautyMerchant.Com, a virtual online superstore for cosmetics and related beauty products. BeautyMerchant.Com is planned to open in December of 1999 and will offer thousands of varieties of designer brand cosmetics. The company plans to launch an online advertising campaign to promote the new site during the fourth quarter. The Company has prepaid rent and prepaid opening expenses of $1,781 and $7,375, respectively, relating to the BeautyMerchant.Com project as of September 30, 1999. The Company will continue to build for the future by re-directing resources to the development of BeautyMerchant.Com. Based on current research, management feels the greatest growth potential lies within its e-commerce operations. Management believes a delay in launching BeautyMerchant.Com could only occur if the Company fails to collect full proceeds from common stock subscriptions on a timely basis. During the third quarter, the Company opened the BeautyMerchant.Com corporate headquarters in Ft. Lauderdale, Florida.

Corporate Name Change

During the third quarter, the Company effected a change in its corporate name from "ATR INDUSTRIES, INC." to "BEAUTYMERCHANT.COM, INC." to reflect its emphasis on the e-commerce operations. The Company remains a Nevada corporation.

Results of Operations

Revenues were $96,586 for the three months ended September 30, 1999 versus $97,200 for the three months ended September 30, 1998, a decrease of less than 1%. This decrease is primarily attributable to seasonal fluctuations in demand within the South Florida cleaning market. The Company incurred a net pre-tax loss from operations of $47,091 for the three months ended September 30,1999 versus a net pre-tax loss from operations of $4,096 for the same period ended September 30, 1998. The increase in the net loss was attributable to additional personnel expense, professional fees, and advertising expenses, which increased $7,370, $7,179, and $17,513, respectively. The increase in advertising and personnel expenses was primarily due to new marketing planning and hiring additional employees relating to the Company's preparation and development of BeautyMerchant.Com. The increase in professional fees was due to the Company regaining active trading status on the OTC Bulletin Board. Average selling prices and gross margins remained fairly constant.

Liquidity and Capital Resources

On September 30, 1999, the Company had cash of $28,772 and working capital of $51,590. This compares with cash of $1,238 and working capital deficit of $10,807 at September 30, 1998. The increase in working capital was due to a decrease in accounts and shareholder loans payable, offset by an increase in interest receivable and an increase in cash from proceeds of common stock. Net cash used in operating activities was $105,464 for the nine month ended September 30, 1999 as compared with cash provided by operating activities of $2,040 for the same period ended September 30, 1998. Cash used in investing activities was $10,295 for the nine months ended September 30, 1999 versus $0 cash used for the same period ended September 30, 1998. The increase in net cash used in investing activities was attributable to the opening of the new corporate office location in Ft. Lauderdale, Florida. Cash provided by financing activities totaled $140,367 for the nine months ended September 30, 1999 as compared with cash used in financing activities of $758 for the nine months ended September 30, 1998. The increase in cash provided by financing activities was primarily due to the issuance of the Company's common stock during the first six months of 1999, as described below.

The Company received $193,095 from the issuance of 877,705 shares of common stock which it intends to use to fund the new Miami office opening of Cleaning Express USA, Inc. and for expenses relating to the grand opening of the BeautyMerchant.Com online cosmetic superstore. Based on current levels of operations, the Company is able to satisfy its cash requirements for the next twelve months. The Company has subscribed to issue 3,473,205 additional shares of common stock during the fourth quarter for $764,105.

The subscription agreement for additional shares was made with an unrelated, external source of investment bankers. The subscription agreement provides for the additional shares to be purchased at $.22 and is secured by promissory notes which bear annual interest rates of 8%. Partial proceeds of cash from this additional stock issuance will be used during the construction and advertising of BeautyMerchant.Com. Construction and advertising cost are estimated at $25,500 and $31,000, respectively for the year ending December 31, 1999.

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

The Company upgraded a few personal computer systems during the third quarter at a cost of $4,689. The Company has not yet identified any other Year 2000 problem but will continue to monitor the issue.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held a shareholder meeting to vote on a corporate name change from "ATR INDUSTRIES, INC." (a Nevada corporation) to "BEAUTYMERCHANT.COM, INC." (a Nevada corporation). After shareholder majority consent, the name was changed to "BEAUTYMERCHANT.COM, INC." (a Nevada corporation) during the third quarter.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

The Company filed one Form 8-K during the third quarter to disclose the shareholders' decision (see Item 4) to change the corporate name from "ATR INDUSTRIES, INC." to " BEAUTYMERCHANT.COM, INC."

27.1 Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                BEAUTYMERCHANT.COM, INC.
                                                (Registrant)


Date: November 12, 1999                         /s/ Edward A. Roth
                                                -------------------------------
                                                Edward A. Roth, President
                                                (Acting Chief Financial
                                                Officer)