Form 10KSB
period 1999-12-31
BEAUTYMERCHANT COM INC
filed 2000-03-28
CIK 821524

U.S. Securities and Exchange Commission
                               Washington, D.C. 20549

                                    FORM 10-KSB




[X] 	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 for the period ended December 31, 1999

[ ] 	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

COMMISSION FILE NUMBER: 001-14973

                              BEAUTYMERCHANT.COM, INC.
        (Exact name of small business issuer as specified in its charter)


           Nevada					                           	13-3422912
(State or other jurisdiction of	     (IRS Employer identification No.)
incorporation or organization)


           4818 West Commercial Blvd, Ft. Lauderdale, Florida  33319
                   (Address of principal executive offices)

                                   (954) 717-8680
                             (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[x] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or an amendment to this Form 10-KSB. [x]

State issuer's revenues for its most recent fiscal year:
$429,172


As of March 14, 2000 there were 13,191,329 common shares outstanding and the aggregate market value of the common shares
(based upon the average of the bid price ($1.06) and the asked price ($1.18) reported by brokers), held by non-affiliates was approximately $13,982,809. Transitional Small Business
Disclosure Format (check one): Yes[ ] No[X]

Number of shares of common stock outstanding as of March 14, 2000: 13,191,329

Number of shares of preferred stock outstanding as of March 14, 2000: 1,000,000


                                     PART I

ITEM 1.	Business

Corporate Organization

As used herein the term "Company" refers to BeautyMerchant.com, Inc., a Nevada Corporation, and its subsidiaries and predecessors, unless the context indicates otherwise.
Originally incorporated in 1987 as Tri-Capital Corporation, the name was changed in 1988 to Advanced Appearance of America, which operated beauty salons until 1995. At that time, the Company discontinued its operations and went inactive until
early 1998.   In March of 1998, the Company changed its name to
ATR Industries, Inc. On June 1, 1998, the Company acquired ATR Industries, Inc. of Florida (AKA Cleaning Express USA and Cleaning Express of South Palm Beach, Inc.), a private Florida Corporation, for 3,000,000 restricted shares of Common Stock. In 1999, the Company changed its name to BeautyMerchant.com, Inc. to reflect its retail e-commerce plans.

Since 1998, the Company has concentrated its operations primarily on the home cleaning services industry. In January 2000, the Company commenced operations of a new division of operations related to the preparation, development and marketing of cosmetics and beauty products via an e-commerce Internet site. These operations are conducted through the Company's wholly owned subsidiary Beautymerchant.com, Inc., a Florida corporation.

Description of Business

Cleaning Express USA. The Company's operations primarily involve home cleaning services. Through its emphasis on budget pricing, the Company has developed a market in the home cleaning industry. The Company currently operates two offices and dispatches 40-50 workers in teams of two workers on a daily basis. The present geographic area in which the Company operates includes the Dade, Broward and South Palm Beach County areas of South Florida.

Marketing for the home cleaning services is accomplished through print ads, television and radio commercials. Additionally, the Company utilizes a referral program that rewards customers with future discounts for referring a client.

The home cleaning industry is highly competitive with respect to price, service, quality and location. There are numerous, well-established, larger competitors in the home cleaning industry possessing substantially greater financial, marketing, personnel and other resources than the Company. There can be no assurance that the Company will be able to respond to various competitive factors affecting the business. The Company plans to gain a competitive advantage over its competitors in the home cleaning industry by offering quality service at a low price. The Company has been successful in achieving this goal since 1996 and plans to further expand in South Florida by continuing its current marketing strategy.

The primary market for Cleaning Express USA is individual households. No single customer makes up more than ten percent of the total revenues of Cleaning Express USA. The Company does not expect that this will change in the future.

The Company has three full time employees and contracts with 40-
50 workers that are each independently contracted with the Company to service and provide home cleaning services to existing and new customers.

Beautymerchant.com, Inc. During January 2000, the Company, through its wholly owned subsidiary Beautymerchant.com, Inc., a Florida corporation, developed a retail cosmetic and beauty product e-commerce Internet site. Beautymerchant.com was developed under the guidance of the CEO, Mr. Ed Roth, who has served as a management consultant for beauty salons from 1978-1988. During this time, he became familiar with retail cosmetics, hair products through attending various trade shows and studying consumer trends concerning retailing of hair and skin products. The site is designed to create a marketing and distribution area for cosmetic, hair, nail and skin care and general beauty lines on a discounted basis. Beautymerchant.com sells and distributes popular cosmetic and beauty products, primarily to females in the 18-40 age bracket. Additionally, a department will be developed that focuses on the cosmetic and beauty needs of individuals from a variety of ethnic backgrounds and skin color. Products, development and resources in this area will be focused on filling the needs of the African-American community with further expansion to additional ethnic groups planned for the future.

The Company will attempt to develop the Beautymerchant.com concept, " We sell beauty for less", and will strive to provide the best prices available. Initially, the Company is carrying a catalogue format, offering over 2,000 brand name cosmetics and toiletries, totaling over 8,000 products, with new product lines being added as web traffic increases. The Company maintains a inventory of Products through its distributors, which is stored at product sourcing eliminates the need for a costly extended inventory. All customer orders are implemented by online credit card or cyber cash systems with a virtual shopping cart. The Company offers a secure shopping environment, partnering with Earthlink and Mercantec systems for secure credit card transactions and easy to use ordering. Visitors to the online store are able to shop 24 hours a day, regardless of location, and are able to shop and order in English, Spanish, or French.

Beauty products are marketed over the World Wide Web via the Internet. The Company has agreed to a marketing alliance with GoTo.com and Yahoo! to advertise on their portals by means of banner ads and site affiliations. Earthlink, Inc. will provide links and banner impressions from the Earthlink shopping mall for Beautymerchant.com. The Company also has entered an agreement with the Earthlink Network to host the site. The Company has contracted with a video production company to produce a 30 second T.V. spot. In addition, the Company plans to use in-house marketing and advertising to promote its products. Advertising is expected to begin in the summer of 2000.

During February 2000, the Company contracted with a local web development firm to remodel the site and add several new features to the `virtual store front.' Remodeling is expected to be complete early in the Year 2000.

Beautymerchant.co.uk in England is being planned and developed. At this time, no opening date has been announced. Beautymerchant.de is also being planned to open in Germany. However, no opening date has been announced. The Company has obtained and registered exclusive domain rights in the respective countries. The Company expects to begin contracting and negotiating with European distributors during the Year 2000. The company has established worldwide customer service capabilities with toll free numbers that are converted into E-mail on a daily basis for prompt response to customer issues.

The online beauty supply industry is highly competitive with respect to price, service, quality and internet marketing. As a result, the potential for failure in this industry is significant. There are numerous, well-established, larger competitors in the online beauty supply industry with comprehensive web sites, possessing substantially greater financial, marketing, personnel and other resources than the Company. There can be no assurance that the Company will be able to respond to various competitive factors affecting the business. The Company plans to gain a competitive advantage over its competitors in online beauty products industry by offering a variety of quality products at a low price, directly to the consumer. This will be achieved by working directly with wholesalers, enabling the Company to get and pass on to the customer the best prices in the online market. The Company also plans to gain an advantage over the competition by providing
access to the web site in English, French and Spanish.   The
Company hopes that this will successfully increase its market appeal and presence with a wide variety of cultures and communities.

Business Strategy

The Company's objective is to become a leading e-commerce retailer and to enhance and brand itself as an online shopping destination for beauty products, fragrances and accessories. The company is building a customer base and expanding its electronic commerce expertise, while offering consumers considerable discounts on name-brand beauty products and cosmetics.
The Company believes that the sale of cosmetics, accessories and hair care products will offer benefits to customers by providing convenient, competitive pricing. In addition, customers entering Beautymerchant.com may purchase gift certificates, browse and search for favorite beauty and cosmetic products and participate in special promotions. The Company expects to promote brand loyalty and repeat purchases by providing a positive experience that encourages customers to return frequently.

Browsing and Searching

Beautymerchant.com allows its customers to interactively search and browse more than 8,000 name brand products. The Company has created a "featured brands" section allowing customers to explore the brand names we offer. Also, an extended category list allows customers to search for their favorite products by category.

Secure Credit Card Payment

Beautymerchant.com utilizes secure software through a third party cybercash platform for e-commerce transactions, providing encrypted personal information, including credit card numbers, names and addresses.

Fulfillment and Availability

All of the Company's products are shipped within 24 hours from distributor partners. Some products are available within 3-7 days. Others are generally available within 4-6 weeks. Some back order cosmetics and fragrances may not be available at all. The Company uses e-mail to notify customers of order conditions. The Company seeks to provide rapid and reliable fulfillment of customer orders.

Products and Geographic Expansion

The Company began retail operations in early 2000, and will attempt to expand product sales on a continual basis.

Affiliate Program

The Company intends to increase market presence through its affiliate program. A recent agreement was entered into with Commission Junction of Santa Barbara, California to manage the program.




Customer Service

The Company believes its ability to establish long-term relationships with its customers will encourage repeat sales.
The Company offers a toll free customer service telephone number, and encourages e-mail inquiries for customer care 24 hours a day.

Additional Risk Factor

Beautymerchant.com, a Florida corporation, has a limited operating history. Having just started its retailing operation in the year 2000, the Company has a short operating history upon which to evaluate its business and prospects. As a new e-commerce company, Beautymerchant.com faces intense competitors, and must manage growth effectively. The Company may not succeed in addressing all challenges and risks, including unpredictability of future revenues. To be successful, Beautymerchant.com plans to implement the following:

 1. Retain existing customers.
 2. Attract new customers.
 3. Meet customer demands.
 4. Fulfill all customer orders.
 5. Acquire additional sources for merchandise at discounted prices.
 6. Maintain sufficient website traffic.
 7. Increase our Internet exposure.
 8. Monitor the competition.
    (Competition in the Internet and online market will intensify. This increased competition may reduce our profit margins or market share.)
 9. Limit service interruptions.
    (Customer access to our website affects the volume of orders. Excessive system interruptions make our e-commerce store unavailable.

The principal suppliers to Beautymerchant.com are wholesale distributors, who do not sell retail

The Company does not expect that any single customer will account for more than ten percent of its business. At the present time there is no need for government approval, though this may change in the future.

The Beautymerchant.com in-house staff is projected to add 3-6 new employees for the first 12 months of retail operations. These new employees will be managed by the three employees that are presently on staff.

ITEM 2. Properties

The Company leases two offices totaling 2,500 sq. ft. for administration and sales at 4818 West Commercial Blvd-Lauderhill, Florida 33319 for $2,575/month. Management considers these facilities to be adequate for its requirements for the immediate future. These leases expires at various dates through December 2002. See Note C of the Notes to Financial Statements for additional information about the Company's commitments under terms of non-cancelable leases.

ITEM 3. Legal Proceedings

The Company is not a party to any legal proceedings, nor, to the best of its knowledge, are any such proceedings threatened or contemplated.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote during the fourth quarter.


                               PART II

ITEM 5. Market for the Registrant's Common Stock and Related
Security Holder Matters

(a) The principal market in which the Company's common stock is traded is the Over-the-Counter market. The table below presents the high and low bid price for the Company's common stock each quarter during the past year and reflects inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions. The Company obtained the following information from brokers who make a market in the Company's securities.





                    Bid
			           ---------------
Quarter Ended   Low   	High

03/31/99*		     $ .25 	$7.00
06/30/99		       2.00 	 6.50
09/30/99		        .50	  7.75
12/31/99 		       .50   3.00

* There was no trading prior to this time

(b) Holders. The approximate number of holders of record of the Registrant's Common Stock as of March 14, 2000 was 64.

(c) The Registrant has paid no dividends from inception to date and does not currently intend to do so.


ITEM 6.	Management's Discussion and Analysis

Selected financial data
							Year Ended December 31
						1999		1998		1997
					---------	  --------   --------
Net Sales				$ 429,172	  $474,370   $473,824

Net Loss	 			 (166,435)   (62,921)    (8,232)
Net Loss per
Common Share	     (.01)      (.03)     (.001)
Weighted Average
Common Shares
Outstanding  11,729,054  1,942,254	      N/A

AT YEAR END

Total Assets			$ 534,665   $10,916	    $3,100
Working Capital  513,256	  (62,009)   (19,850)
Shareholders' Equity
(Deficit)				    522,608   (63,362)   (16,750)

No dividends have been declared or paid for any of the periods presented.




Liquidity and Capital Resources

Years ended December 31, 1999 and December 31, 1998

Cash flows used in operations were a negative $155,317 for the year ended December 31, 1999, and a negative $46,536 for the year ended December 31, 1998. Negative cash flows from operating activities for the years ended December 31, 1999 and 1998 are primarily attributable to losses from operations.

Cash flows from investing activities were a negative $9,295 for the year ended December 31, 1999 and zero for the same period in 1998. The negative cash flows were primarily attributable to new equipment purchases during 1999.

Cash flow generated from financing activities were $271,876 for the year ended December 31, 1999 and $49,899 for the year ended
December 31, 1998. The increase was primarily due to the private placement of common stock sold during 1999.

The Company has funded its cash needs from inception through December 31, 1999 with a series of debt and equity transactions, including private placements.

The shareholder loan receivable of $7,892 on December 31, 1999 is due from Edward A. Roth, President and majority shareholder. The loan is evidenced by a written promissory note, bearing interest at 12% per annum. The shareholder loan payable at December 31, 1998 was repaid in full during 1999.

In February of 1999, the Company raised $987,200 through a
limited private placement under Rule 504 of Regulation D.   As of
the date of the last revision of this report, the Company had issued all of the stock under those agreements but has yet to receive most of the funds from that offering. If such funds are not realized it would significantly effect the Company's ability to perform its business, especially in its' Beautymerchant.com, Florida corporation, subsidiary.

Initial site development costs have been paid to the web designer. Expenses for development, marketing and advertisements are projected at Five Hundred Thousand dollars ($500,000) for the first three to six months of the Year 2000. The company also expects to create an initial inventory valued at approximately
One Hundred Thousand Dollars ($100,000).   The value and amount
of the inventory will increase as business develops. The Company has gained approval for 30 day lines of credit with its distributors. This will allow the Company to purchase the needed ongoing inventory. Additional development, marketing, advertising, and inventory costs are being paid for with funds from the proceeds of a limited private offering executed in February of 1999 and the issuance of common stock for certain services. The Company expects to use revenues from the web site to pay for its operating costs. However, the Company does not guarantee that such revenues will be adequate to fund the Company's plans.

The Company will substantially rely on the existence of revenue from the home cleaning business and from the projected revenues of Beautymerchant.com. The Company projects that current and projected revenues and capital reserves will sustain it for 12 months. If the projected revenues of Beautymerchant.com fall short of needed capital the Company will not be able to sustain its capital needs for more than six months. The Company will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. A lack of significant revenues beginning in the first quarter of 2000 will significantly affect the cash position of the Company and move the Company toward a position where the raising of additional funds through, collections of subscriptions receivable, equity or debt financing will be necessary.

On a long term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues, additional infusions of capital and debt financing. The Company is considering launching a wide scale marketing and advertising campaign. The current Company's capital and revenues are not sufficient to fund such a campaign. If the Company chooses to launch such a campaign it well require substantially more capital. If necessary, the Company plans to raise this capital through an additional follow-on stock offering. The funds raised from this offering will be used to develop and execute the marketing and advertising strategy which may include the use of television, radio, print and Internet advertising. However , there can be no assurance that the Company will be able to obtain additional equity or debt financing in the future, if at all. If the Company is unable to raise additional capital, the growth potential will be adversely effected. Additionally, the Company will have to significantly modify its plans.

Financing activities consisted of principal repayments under the company's capitalized lease obligation which it has for its office equipment and repayments of shareholder loans payable.

Results of Operations

Sales

Sales for the year ended December 31, 1999 decreased to $429,172 from $474,370 for the year ended December 31, 1998, a decrease of 9.5%. The decrease in revenues were primarily attributable to a decrease in the revenues from Cleaning Express USA, the home cleaning service subsidiary.

Sales from the home cleaning industry have accounted for nearly all of total net sales in 1999 and 1998. The Company plans to accelerate growth of sales in 2000 by increasing expenditures on marketing and growing public awareness of services.

Income / Losses

Net losses for the year ended December 31, 1999 increased to $166,435 from $62,921 for the year ended December 31, 1998, an increase of 166%. The substantial increase in losses was attributable primarily to an increase in professional fees associated with legal and accounting expenses associated with the filing of the Company's Form 10-SB registration statement and general corporate purposes.

The Company expects to continue to incur losses at least through fiscal 2000 and there can be no assurance that the Company will achieve or maintain profitability or that its revenue growth can be sustained in the future.

Expenses

Selling, general and administrative expenses for the year ended December 31, 1999, increased to $408,161 from $223,185 for the
year ended December 31, 1998, an increase of 83%   The increase
in selling, general and administrative expenses was the result of a significant increase in professional fees, which resulted from expenses associated with re-obtaining trading status on the OTC Bulletin Board.

Depreciation and amortization expenses for the years ended
December 31, 1999 and December 31, 1998 were $2,850 and $2,600, respectively. The increase was due to additional equipment purchased by the Company during 1999.

The company has attempted to reduce rent expenses by closing the
Boca Raton office at the end of 1999 and consolidating operations in the Fort Lauderdale office of Cleaning Express USA. This
reduces overhead expenses by a projected 4-5% for the coming year. In addition, the company has taken steps to change daily operations of Cleaning Express USA, projecting a savings of 5-10%
over the new year. 	Reduction of sales was the primary reason for
the decrease, caused by a temporary shortage of cleaning personnel in the South Florida area.

	The Company expects increases in expenses through 2000 as the Company moves toward increasing development and marketing of its Beautymerchant.com subsidiary.

Cost of Labor

The largest factors in the variation from year to year in the cost of labor as a percentage of net sales are the cost of labor.

The cost of labor the year ended December 31, 1999 was $252,402 compared to $314,106 for the year ended December 31, 1998. The decrease in the cost of labor was primarily attributable to a decrease in the number of contracts from the Cleaning Express subsidiary. Cost of labor as a percentage for December 31, 1999 and 1998 respectively, was 58.8% and 56.4%.

Cost of Sales

The cost of sales, exclusive of labor, is currently not a material cost for the Company. Since commencement of Beautymerchant.com, a Florida corporation, which involves product sales, the cost of goods will vary from year to year and may have a material impact upon the Company.



Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past two years. The Company believes that it can offset inflationary increases in the cost of labor by increasing sales and improving operating efficiencies.


Trends, Events, and Uncertainties

Demand for the Company's home cleaning services and Beautymerchant.com products will be dependent on, among other things, market acceptance of the Company's concept, the quality of its Web site and general economic conditions, which are cyclical in nature. Inasmuch as a major portion of the Company's activities is the receipt of revenues from the sales of its products, the Company's business operations may be adversely affected by the Company's competitors and prolonged recessionary periods.

Corporate Name Change

During the third quarter of 1999, the Company changed its name from "ATR INDUSTRIES, INC." to "BEAUTYMERCHANT.COM, INC." to reflect its emphasis on the e-commerce operations. The Company remains a Nevada corporation.












               --The rest of this page is left intentionally blank--

ITEM 7. Financial Statements

INDEPENDENT AUDITORS' REPORT

Michael J. Bongiovanni,  C.P.A., P.A.
                                                    12433 Willingdon Road
                                                    Charlotte, N.C. 28078

Phone (704) 904-2390
Fax   (704) 948-6677

Board of Directors
BEAUTYMERCHANT.COM, INC. (a Nevada corporation) & SUBSIDIARIES
4818 West Commercial Boulevard
Fort Lauderdale, Florida  33319

To: Board of Directors:

We have audited the accompanying balance sheet of Beautymerchant.com, Inc. (a Nevada corporation) and its wholly owned subsidiaries as of December 31, 1999 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beautymerchant.com, Inc. (a Nevada corporation) and its wholly-owned subsidiaries as of December 31, 1999, and the results of its operations and its cash flows for the years ended
December 31, 1999 and 1998, in conformity with generally accepted accounting principles.


Michael J. Bongiovanni, C.P.A.
Charlotte, North Carolina

March 1, 2000











               --The rest of this page is left intentionally blank-



























                                   BALANCE SHEET
                   BEAUTYMERCHANT.COM, INC. & SUBSIDIARIES
                                December 31, 1999



			ASSETS

CURRENT ASSETS
	Cash						                      	$   111,428
	Prepaid expenses (Note G) 		         391,121
	Inventory						                        4,542
	Shareholder loan receivable (Note G)   7,892
	Accounts receivable				    	           5,385
                                  -----------
		TOTAL CURRENT ASSETS	               520,368

LEASEHOLDS AND EQUIPMENT
	Furniture					                         6,521
	Leasehold improvements			              2,000
	Equipment					                        30,620
	Less: Accumulated depreciation	      (28,544)
                                  -----------
	    NET LEASEHOLDS AND EQUIPMENT      10,597

OTHER ASSETS
	Deferred taxes (Note D)		              --
	Deposits					                          3,700
                                  -----------
		TOTAL OTHER ASSETS		                  3,700

			TOTAL ASSETS		                	$   534,665
		                                 ==========












        See notes to audited financial statements and auditors' report.


                             BALANCE SHEET (CONTINUED)
                     BEAUTYMERCHANT.COM, INC. & SUBSIDIARIES
                                December 31, 1999


LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
	Accounts payable and accrued expenses $	  4,930
	Current portion of capitalized
	         lease obligation (Note B)	    	  2,182
		                                     ---------
      TOTAL CURRENT LIABILITIES		          7,112
							                                ---------
LONG-TERM DEBT
	Capitalized lease obligation (Note B)	    4,945

STOCKHOLDERS' EQUITY (NOTE G)
	Common stock ($.001 par value; 100,000,000
	   shares authorized, 13,179,104 shares issued
	   and outstanding)					                  9,706
	Convertible preferred stock ($.001 par value;
   50,000,000 shares authorized, 1,000,000
   shares issued and outstanding)      		  1,000
Common stock subscribed ($.001 par value;
   3,473,000 subscribed at $.22 per share) 3,473
Common stock subscriptions
   receivable 					                     (671,637)
Additional paid-in-capital		           1,413,046
	Retained deficit				                   (232,980)
                                       ---------
	    TOTAL STOCKHOLDERS' EQUITY	         522,608
								                             -----------
                                      $	 534,665
			                                  ===========








         See notes to audited financial statements and auditors' report.

                             STATEMENTS OF OPERATIONS
                     BEAUTYMERCHANT.COM, INC. & SUBSIDIARIES
                  For the Years Ended December 31, 1999 and 1998


                                         		 1999 		         	1998
 REVENUE
  Sales (Note H)	                           429,172	         474,370
  Cost of Labor (Note H)	                  (252,402)       	(314,106)
                                           ---------        ---------
	GROSS PROFIT	                              176,770         	160,264

SELLING, GENERAL & ADMINISTRATIVE  EXPENSES

  Advertising	                               96,094          	57,581
  Alarm and Security Service	                     -             	326
  Automobile	                                 4,452           	2,163
  Bad Debt Expense (Note A)	                 65,197               	-
  Bank Service Charges	                         945               	-
  Casual Office Labor	                            -          	16,598
  Continuing Professional Education	          3,385               	-
  Depreciation	                               2,850           	2,600
  Dues & Fees	                                2,250           	4,447
  Employee Leasing	                          59,992          	31,040
  Employee Benefits	                          1,574	           4,706
  Equipment Leasing	                          4,962           	9,915
  Insurance	                                  9,065           	2,741
  Office Expense and Supplies	               23,324	           4,627
  Professional Fees	                         71,183	          23,328
  Public Trading	                             9,815	          22,335
  Rent (Note C)	                             29,449          	16,628
  Repairs & Maintenance	                        356           	3,000
  Taxes & Licenses	                           1,612           	6,760
  Telephone	                                  8,915           	7,952
  Travel and Entertainment	                   3,503           	3,900
  Utilities	                                  1,863           	1,229
  Web Site Development	                       7,375	               -
                                            -------          -------
	TOTAL EXPENSES	                            408,161	         221,876
                                            -------          -------



        See notes to audited financial statements and auditors' report.


                          STATEMENTS OF OPERATIONS (CONT.)
                      BEAUTYMERCHANT.COM, INC. & SUBSIDIARIES
                   For the Years Ended December 31, 1999 and 1998


                                            1999	           		1998
	OPERATING LOSS                        	$   (231,391)	  $     (64,230)

OTHER INCOME (EXPENSE)

	Interest Income (Note A)	                    65,837                -
	Interest Expense	                              (881)	         (1,309)
                                            ---------          -------
 Total Other Income (Expense)	                64,956   	       (1,309)

	LOSS BEFORE INCOME TAXES          	        (166,435)        	(62,921)

	Income Taxes (Note D)	                            -	               -
                                            ---------           ------
	NET LOSS	                                  (166,435)        	(62,921)
                                            =========         ========
	Retained (Deficit),
	    beginning of year	                      (66,545)    	     (3,624)

	Retained (Deficit),
	    end of year	                       $   (232,980)    	$   (66,545)
                                            ---------         --------
Basic and fully diluted loss per
common share	                           $       (.01)	     $     (.03)
                                            =========         ========











         See notes to audited financial statements and auditors' report.

                              STATEMENTS OF CASH FLOWS
                       BEAUTYMERCHANT.COM, INC. & SUBSIDIARIES
                   For the Years Ended December 31, 1999 and 1998

                                               			 1999	       	1998
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss	                                        (166,435)	    (62,921)
  Adjustments to reconcile net loss
  to net cash used in operating activities:
	Depreciation     	                                  2,850       	2,600
	Recoverable income taxes decrease 	                   400	       1,700
     Common stock issued in exchange for services
       (Note G)                                     38,502	           -
	Adjustment due to stock split	                      1,000           	-
	Common stock adjustment	                                -        	(317)
  	Common stock exchange (Note G)	                       -       	3,000
	(Increase) in operating assets:
	 Accounts receivable	                              (4,885)	        699
	 Inventory	                                        (4,542)          	-
	 Prepaid expenses (Note G)	                        (1,781)           -
	 Deposits	                                         (2,000)          	-
	Increase (Decrease) in operating liabilities:
Excess of outstanding checks over
 bank balance	                                     (11,366)      	8,212
	Accounts payable & accrued expenses	               (7,060)  	   11,386
                                                   --------     -------

		NET CASH USED IN
		OPERATING ACTIVITIES	                           (155,317)  	  (35,641)
                                                   --------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for leaseholds and equipment	        (9,295)          	-
		                                                 --------     -------
		NET CASH USED IN
		INVESTING ACTIVITIES	                             (9,295)          	-
                                                   --------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from shareholder loans                     	-	      41,235
  Proceeds from common stock issuances	            315,563           	-
  Payments on shareholder/officer
   loans payable	                                  (41,127)          	-
  Principal repayments under capital lease	         (2,560) 	    (2,231)
                                                   --------     --------

        See notes to audited financial statements and auditors' report.


                         STATEMENT OF CASH FLOWS (CONT.)
                    BEAUTYMERCHANT.COM, INC. & SUBSIDIARIES
                  For the Year Ended December 31, 1999 and 1998

                                               			 1999        			1998

	NET CASH PROVIDED BY
	FINANCING ACTIVITIES	                          $  271,876	   $   39,004
                                                   -------        ------
	NET INCREASE IN CASH
	AND CASH EQUIVALENTS                             	107,264        	3,363

Cash and cash equivalents,
beginning of year	                                   4,164	          801
                                                   -------        ------
	CASH AND CASH EQUIVALENTS
	END OF YEAR	                                   $  111,428   	$    4,164
			                                                ========       =======



SUPPLEMENTAL CASH FLOW INFORMATION:

Supplemental disclosures of cash flow information for the years ended December 31, 1999 and 1998 is summarized as follows:

Cash paid during the years for interest and income taxes:


                                   			 1999        			1998

	Income Taxes	                  $         -	   $         -

	Interest	                      $         881	 $     1,309

NON-CASH FINANCING ACTIVITES:

Incurrence of shareholder loan receivable for sale of common and
 preferred stock to officer     $       9,000	 $         -

Common stock issued to officers/shareholders and others for  year
2000 services, charged to prepaid expenses
		                              $     389,340	 $         -

        See notes to audited financial statements and auditors' report.

                        	STATEMENT OF STOCKHOLDERS'  EQUITY
                      BEAUTYMERCHANT.COM, INC. & SUBSIDIARIES
                   For the Years Ended December 31, 1999 and 1998




                                        Convertible     Additional
                        Common Stock    Preferred Stock Paid-in    Retained
                     Shares   Amount    Shares  Amount  Capital    Deficit
Balances,
January 1, 1998  36,670,000    $500                                (3,624)


200 to 1 Reverse
common stock split
                (36,486,650)      -         -       -         -         -

Issuance of shares on June 1, 1998
                  3,000,000   3,000         -       -         -         -

Adjustment to pre-1998         (317)

Net Loss for 1998                 0                                (62,921)

Balance, December 31, 1998
                 3,183,350    3,183                                (66,545)

 Reverse common stock split (Note G)
  (10 to 1) Equity Effects
                (2,861,020)  (2,861)        -        -     2,861         -

 Common stock issued
  for 1999 services (Note G)
                    36,500       37         -        -     38,465        -

 Sale of common stock under
  Reg D Offering (Note G)
                 4,487,274    4,487         -        -    982,713        -

 Common stock issued to
  Officer/Shareholder (Note G)
                 8,000,000    8,000         -        -          -        -

 Net Loss for 1999
                         -        -         -        -          -  (166,435)

 Convertible preferred stock issued in
  exchange for promissory note (Note G)

                                    1,000,000    1,000
  Common stock issued for 2000
   services (Note G)
                    333,000      333        -        -     389,007
                  -
Balances, December 31, 1999
                  13,179,104 $13,179 1,000,000 $ 1,000 $ 1,413,046 $(232,980)

          See notes to audited financial statements and auditor's report.



                              NOTES TO FINANCIAL STATEMENTS
                        BEAUTYMERCHANT.COM, INC. & SUBSIDIARIES
                     For the Years Ended December 31, 1999 and 1998


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity - Beautymerchant.com, Inc. (a Nevada corporation) legally changed its corporate name in 1999 and was formerly known as ATR Industries, Inc., a Nevada corporation, which was incorporated in 1987. These financial statements include the effects of its wholly owned subsidiaries, ATR Industries, Inc. (a Florida corporation), formerly known as Cleaning Express USA, and Cleaning Express of South Palm Beach, Inc. In 1997, ATR Industries, Inc. (a Florida corporation) amended its Articles of Incorporation to effect a name change from Cleaning Express USA, Inc. The company is a full service cleaning company offering daily residential cleaning services, carpet cleaning and other related services in the South Florida area under the name of Cleaning Express USA. In 1999, the Company began operations as an E-commerce distributor of beauty products.

Accounts Receivable - Accounts receivable are charged to bad debt expense as they are deemed uncollectible based upon a periodic review of the accounts. No bad debt expense on trade receivables for the year ended December 31, 1998 was recorded. At December 31, 1999, no allowance for doubtful accounts was deemed necessary in management's opinion. During 1999, management wrote off $65,197 of accrued interest from 8% per annum promissory notes due in relation to sales of stock under Regulation D in accordance with management's' intent. See footnote G herein.

Leaseholds and Equipment - Leaseholds and equipment are recorded at cost and include expenditures that substantially increase the productive lives of the existing assets. Maintenance and repair costs are expensed as incurred. Depreciation is provided using the straight-line method and other methods that approximate the straight-line method. It is calculated over recovery periods as prescribed by management which range from 5 years for equipment to 7 years for furniture. Leasehold improvements are amortized over the terms of the office operating leases.




                     NOTES TO FINANCIAL STATEMENTS (CONT.)
                    BEAUTYMERCHANT.COM, INC. & SUBSIDIARIES
                 For the Years Ended December 31, 1999 and 1998

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

When a fixed asset is disposed of, its cost and related accumulated depreciation are removed from the accounts. The difference between undepreciated cost and proceeds from disposition is recorded as gain or loss.

Advertising - The Company charges the costs of advertising to expense when incurred. Advertising expense totaled $96,094 and $57,581 for the years ended December 31, 1999 and 1998, respectively.

Basis of Presentation - The financial statements are presented on the accrual basis of accounting.

Uninsured Deposits - At various times during the years, the Company maintained a bank account balance which exceeded federally-insured limits.

Cash and Cash Equivalents - For purposes of the Statement of Cash
Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

Revenue Recognition - Revenue for the residential cleaning operations is recognized when cleaning services are performed.

Revenue for E-commerce beauty sales is recognized when the products are shipped, provided collection of the resulting receivable is probable and the earnings process is complete. Internet related services revenue are recorded when earned. If any material contingencies are present, revenue recognition is delayed until all material contingencies are eliminated. Material contingencies are circumstances in which there are any potential uncertainties as to the completion of the revenue process being complete. Further, no revenue is recognized unless collection of the applicable consideration is probable. Probable collection is determined at the time collection occurs or is more than reasonably possible it will be collected.



                     NOTES TO FINANCIAL STATEMENTS (CONT.)
                    BEAUTYMERCHANT.COM, INC. & SUBSIDIARIES
                 For the Years Ended December 31, 1999 and 1998

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Web Site Research and Development - Costs incurred in the development, classification, organization of web site listings, and web site enhancements are charged to expense as incurred in accordance with AICPA Statement of Position 93-7 under the presumption that these costs are advertising costs that should be expensed.

Income Taxes - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of deferred taxes related primarily to differences between the bases of certain assets and liabilities for financial and tax reporting. Deferred taxes represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. The income tax benefit consists of taxes currently refundable due to net operating loss carryback provisions for federal and state governments. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or the entire deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment. There are no other deferred income tax assets or liabilities required to be recorded or disclosed in accordance with Statement of Financial Accounting Standards No.109.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Comprehensive Income (Loss) - The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of

                      NOTES TO FINANCIAL STATEMENTS (CONT.)
                     BEAUTYMERCHANT.COM, INC. & SUBSIDIARIES
                      For the Year Ended December 31, 1999

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

comprehensive income (loss) and its components in the financial statements. There were no material items of comprehensive income
(loss) applicable to the Company during the period covered in the financial statements.

NOTE B - OBLIGATION UNDER CAPITAL LEASE

The Company is leasing equipment under a noncancelable capital lease that expires in December, 2002. The obligation under the capital lease has been recorded in the accompanying Balance Sheet at the net present value of the future minimum lease payments, discounted at an interest rate of 20%. The book value of the equipment was approximately $4,000 at December 31, 1999.

Minimum future obligations under this capital lease at December
31, 1999 are as follows:

Year					                  	Amount
2000						                $  3,540
2001						                   3,540
2002						                   3,540
	                           ------
 Total minimum obligation	  10,620

Less amount representing interest
     	                       3,493
		Present value of net
		minimum obligation	        7,127

		Less current portion       2,182
						                    $  4,945
						                    ========




                   NOTES TO FINANCIAL STATEMENTS (CONT.)
                  BEAUTYMERCHANT.COM, INC. & SUBSIDIARIES
              For the Years Ended December 31, 1999 and 1998

NOTE C - COMMITMENTS

The Company leases its offices in Fort Lauderdale, Lauderhill and Boca Raton, Florida under noncancelable operating leases that expire from varying dates through December 31, 2002. Future minimum rental payments as of December 31, 1999 in the aggregate and for each of the three succeeding years are as follows:

Year					               	  Amount
2000                     $ 30,900
2001                       31,500
2002						                 23,850
                         --------
						                   $ 86,250
						                   ========


Rent expense for 1999 was approximately $29,000.

In 1999, the Company has committed itself to compensate each of its Board of Directors in the amount of 1,000 shares of its common stock annually and 10,000 common stock purchase options over a thirty six-month period. As of the date of this report, no option agreement has been officially adopted, there is no fair market value for the options and none of the equity instruments have been issued.

NOTE  D - INCOME TAXES

The Company has approximately $233,000 of federal and state net
operating losses available   which expire in the year 2014. The
losses can be partially carried back to previous taxable years to obtain federal and state income tax refunds.

Due to operating losses, there is no provision for current federal or state income taxes for the year ended December 31, 1999.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

                  NOTES TO FINANCIAL STATEMENTS (CONT.)
                 BEAUTYMERCHANT.COM, INC. & SUBSIDIARIES
                  For the Year Ended December 31, 1999

NOTE  D - INCOME TAXES (CONT.)

The Company's deferred tax asset at December 31, 1999 consists of net operating loss carryforwards calculated using federal and state effective tax rates equating to approximately $70,000 less a valuation allowance in the amount of approximately $70,000, respectively.

Because of the Company's lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $56,000 for the year ended December 31, 1999.

Utilization of the net operating losses may be subject to certain annual limitations under Code Section 382 of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating losses before full utilization.

The Company's total deferred tax asset as of December 31, 1999 is as follows:

	Net operating loss carryforwards		$   70,000
	Valuation allowance	      			    	   (70,000)
		                                 ----------
Net deferred tax asset	          		$       --
							                              ========
NOTE E - LOSS PER SHARE

The Company adopted Statement of Financial Accounting Standard
(SFAS) No.128 during the year. This statement requires dual presentation of basic and diluted earnings (loss) with a reconciliation of the numerator and denominator of the loss per share computations. Basic earnings per share amounts are based on the weighted average shares of common outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Accordingly, this presentation has been adopted for the period presented. There were no adjustments required to net loss for the period presented in the computation of diluted earnings per share. The

                NOTES TO FINANCIAL STATEMENTS (CONT.)
              BEAUTYMERCHANT.COM, INC. & SUBSIDIARIES
                For the Year Ended December 31, 1999

NOTE E - LOSS PER SHARE(CONT.)

basic and diluted weighted average shares outstanding for the year ended December 31, 1999 and 1998 are as follows:

Weighted average outstanding common shares used
   for basic and diluted EPS			1999		 11,729,054
				                           						===========
								                       1998		  1,942,254
										                           ===========
NOTE F - RECENT ACCOUNTING PRONOUNCEMENTS

In June of 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which the Company has not been required to adopt. The Statement, which is effective for fiscal years beginning after June 15, 2000, establishes standards for accounting and reporting for derivative instruments and hedging activities. The Company does not expect that the adoption of Statement of Financial Accounting Standards No.133 will have a material impact on its financial statements because the Company does not currently hold any derivative instruments.

In March, 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which established guidelines for the accounting for the costs of all computer software developed or obtained for internal use. The Company's adoption of this SOP did not have a material impact on the Company's financial statements.

In April, 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities". The SOP is effective for fiscal years beginning after December 15, 1998. The SOP requires costs of start-up activities and organization costs to be expensed as incurred. The Company adopted SOP 98-5 for the year ended December 31, 1999. The adoption of SOP 98-5 did not have a material impact on the Company's financial statements.

                     NOTES TO FINANCIAL STATEMENTS (CONT.)
                    BEAUTYMERCHANT.COM, INC. & SUBSIDIARIES
                      For the Year Ended December 31, 1999

NOTE F - RECENT ACCOUNTING PRONOUNCEMENTS (CONT.)

The FASB has issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," an amendment of FASB Statement No. 65, which the Company has not been required to adopt as of December 31, 1999. Statement No. 65, as amended by FASB Statements No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities", require that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed security as a trading security. This statement further amends Statement No. 65 to require that after the securitization of mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This Statement is effective for fiscal years after December 15, 1998 and did not expected to have a material impact on the Company.

NOTE G - STOCKHOLDERS' EQUITY AND RELATED PARTY TRANSACTIONS

In January of 1999, the Company enacted a 1 for 10 reverse stock split for its shareholders.

During 1999, the Company undertook a private placement offering under Regulation D to sell shares of its common stock. A total of 4,487,274 post-split shares were offered to investors at a price of $.22 per share, generating $987,200 in additional paid-in capital via promissory notes initially. As of and for the year ended December 31, 1999, $315,563 was collected on the promissory notes from the stockholders. At December 31, 1999, $671,637 remains uncollected. The promissory notes have varying maturity dates ranging from February, 2001 to March, 2001. The notes call for no set payment of principal and carry interest at a rate of 8% per annum. The notes may be extended beyond the original maturity dates for one year at the makers' discretion. The total unpaid amount appears as common stock subscriptions receivable at December 31, 1999 in the Stockholders' Equity section in the

                    NOTES TO FINANCIAL STATEMENTS (CONT.)
                   BEAUTYMERCHANT.COM, INC. & SUBSIDIARIES
                For the Years Ended December 31, 1999 and 1998


NOTE G - STOCKHOLDERS' EQUITY AND RELATED PARTY TRANSACTIONS
(CONT.)

accompanying Balance Sheet. The effects of these transactions are also included in the accompanying Statement of Stockholders'
Equity.

During 1999, the Company issued 36,500 post-split common shares in return for various services rendered during 1999, primarily consulting, valued at various prices by the Company's management based on the quoted closing value of the common shares at the time of issuance. The closing values of the common shares approximated values of the services received. Of the 36,500 common shares, 6,000 common shares were issued to members of the

Board of Directors for services rendered. The effects of these transactions are included in the accompanying Statement of Stockholders' Equity.

During 1999, the Company also issued an additional 333,000 post-split common shares in return for various services to be rendered during the year 2000, primarily for officers' compensation and legal services. These services were valued at various prices by the Company's management based on the quoted closing value of the common shares at the time of issuance. The closing values of the common shares approximated values of the services to be received. Included in the $391,121 in prepaid expenses in the accompanying Balance Sheet is $16,870 of legal services to be rendered in 2000 by an unrelated party. Also, included in that amount is $372,470 of officers' compensation by related parties to be rendered in 2000. The effects of these transactions are included in the accompanying Statement of Stockholders' Equity.

During 1999, 8,000,000 and 1,000,000 shares of the Company's common and convertible preferred stock, respectively, were issued to certain officers' of the Company in exchange for a $9,000 promissory note, bearing interest at 12% per annum. The effects of this receivable are included in shareholder loan receivable in the accompanying Balance Sheet at December 31, 1999.

                    NOTES TO FINANCIAL STATEMENTS (CONT.)
                   BEAUTYMERCHANT.COM, INC. & SUBSIDIARIES
                 For the Years Ended December 31, 1999 and 1998

NOTE G - STOCKHOLDERS' EQUITY AND RELATED PARTY TRANSACTIONS
(CONT.)

During 1998, the Company acquired 100% of the common stock of Cleaning Express U.S.A. in exchange for 3,000,000 shares of the Company's common stock. The Company also enacted a 200 to 1 reverse common stock split during 1998.

NOTE H - SEGMENT INFORMATION

The accompanying Statement of Operations for 1999 and 1998 include revenue earned and related cost of sales solely from the cleaning operations segment. The Internet segment did not have any material sales for 1999 and 1998.

NOTE I - SUBSEQUENT EVENT

Subsequent to year-end, the Company issued 12,225 of its common shares to an unrelated party in exchange for web development services.

NOTE J - EMPLOYMENT AGREEMENTS

The Company is committed to two employment agreements through September 1, 2001. Pursuant to the agreements, two of the Company's officers and majority shareholders shall receive total combined annualized salaries of $185,000 and the President is additionally entitled to receive an incentive bonus of 2% of the adjusted net profits. Adjusted net profit is defined as net profit before federal and state income taxes and adjusted to exclude any incentive salary payments paid pursuant to these agreements, any contributions to pension or profit sharing plans, any extraordinary gains or losses, any refund or deficiency of federal or state income taxes paid in a prior year, and any provision for federal and state income taxes made in prior years which is subsequently determined to be unnecessary.




             --The rest of this page is left intentionally blank--


ITEM 8. Changes with and Disagreements With Accountants on
Accounting And Financial Disclosure

	NONE

ITEM 9. Directors and Executive Officers of the Registrant

(a) Identification of Directors

The following information, as of March 14, is furnished with respect to each Director:
                       Year First
                       Elected as
Name of Director 	Age  Director 	      Position with Company

Edward A. Roth	  	43   1997       Chairman, President & CEO
Alisha Roth	 	    35   1997     		Secretary, Treasurer, Director
Jack Mark 		      54   1997	     	Director
Barbara Patigalia 50   1997	     	Director

All Directors serve for one-year terms which expire at the annual shareholders meeting in 2000. For the period ended December 31, 1999, all corporate officers were also directors.

(b) Identification of Executive Officers
                                           Position
Name of Officer 	Age 		   (Date Elected To Position)

Edward A. Roth	 	43       Chairman, President & CEO (1997)

Alisha Roth	    	35	     	Secretary,Treasurer, Director(1997)

All officers serve at the pleasure of the Board.

There are no arrangements or understandings pursuant to which any of them were elected as officers. Mr. Roth has served as President & CEO for the Registrant since 1997. Mrs. Roth has served as Secretary and Treasurer since 1997. Mr. Roth is married to Mrs. Roth.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the past 5 years.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on information furnished to Registrant, no officer, director, or ten percent shareholder failed to file on a timely basis reports on Forms 3, 4, or 5 during the most recent two fiscal years.

ITEM 10. Executive Compensation

         Summary Compensation Table

The following table sets forth in summary form the compensation received during each of the Company's last three completed fiscal years by the Chief Executive Officer and President of the Company. No executive officer of the Company, including the Chief Executive Officer and President, received total salary and bonus exceeding $100,000 during any of the last three fiscal years.

Summary Compensation Table

Annual Compensation   Long Term Compensation
All
                    	Other    Restricted 			Other
Name and                 Annual  Stock              LTIP
Compen- Principal Fiscal Salary  Comp     Awards    Options
Payouts sation Position  Year    ($)     ($)        # ($)    (4)
                  (1)     (2) (3)   (4)       (5)     (6)    (7)
Edward Roth 1999 $43,215  -0-       -0-       -0-     -0-    -0-
Chief Execu-
tive Officer,1998    -0-  -0-       -0-       -0-     -0-    -0-
President and
a Director  1997     -0-  -0-       -0-       -0-     -0-    -0-

Alisha Roth 1999     -0-  -0-       -0-       -0-     -0-    -0-
Secretary,
Treasurer   1998     -0-  -0-       -0-       -0-     -0-    -0-
and a
Director	  1997      -0-  -0-       -0-       -0-     -0-    -0-


(1) The dollar value of base salary (cash and non-cash) received.

(2) The dollar value of bonus (cash and non-cash) received.

(3) During the periods covered by the Summary Compensation Table, the Company did not pay any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property.

(4) During the periods covered by the Summary Compensation
Table, the Company did not make any award of restricted stock.

(5) The Company has had no stock option plans.

(6) The Company currently has no Restricted Stock Bonus Plans.

(7) No other compensation

Compensation of Directors

The Company pays its non-employee director 1,000 shares of the Company's restricted common stock per year for Directors'
Meetings attended. It is anticipated that no more than twelve meetings will occur each year.

Employment Contracts and Termination of Employment and Change-In
Control Arrangements

The Company has entered into an employment agreement with Edward
A. Roth for a term of three years. Pursuant to the agreement, Mr. Roth serves as President, Director and General Manager. Mr. Roth shall receive an annualized base salary of $125,000 and is entitled to an incentive bonus of 2% of the gross profits.

The Company has also entered into an employment agreement with Alisha Roth for a term of three years. Pursuant to the agreement, Mrs. Roth serves as Secretary, Treasurer and Director. Mrs. Roth shall receive an annualized salary of $60,000, payable in installments according to the Employer's regular payroll schedule.

Mr. & Mrs. Roth's new compensation plans commenced in Fall of 1999.




ITEM 11. Security Ownership of Certain Beneficial Owners and
Management

(a) Security Ownership of Certain Beneficial Owners

All persons known by the Registrant to own beneficially more than 5% of any class of the Company's outstanding stock on March 14, 2000, are listed below:

                                            											  Percent
                Name & Address of  Amount and Nature of  of
Title of Class  Beneficial Owners  Beneficial Ownership  Class
(w)

Common Stock,	  Edward Roth     			8,313,000	(X)	       	62.5%
$.001 Par Value 4818 W. Commercial Bv.
			             Lauderhill, Fl 33319
Preferred Stock,Edward Roth		     	1,000,000 (y)	       	100%
$.001 Par Value 4818 W. Commercial Bv.
(z)			          Lauderhill, Fl 33319

   (w) On March 14, 2000, there were 13,279,104 shares of common stock issued and outstanding.
   (x) Mr. & Mrs. Roth own the common shares as joint tenants.
   (y) Mr. & Mrs. Roth own the preferred shares as joint tenants.
   (z) Each share of preferred stock is convertible into ten shares of common stock.

(b) Security Ownership of Management

The following table sets forth the number of shares owned beneficially on March 14, 2000, by each Director and by all Officers and Directors as a group. Information as to the beneficial ownership is based upon statements furnished to the Company by such persons.

                                          								  			  Percent
                Name & Address of  Amount and Nature of  of
Title of Class  Beneficial Owners  Beneficial Ownership  Class
(w)

Common Stock,	  Edward Roth		     	8,313,000	(X)	       	62.5%
$.001 Par Value 4818 W. Commercial Bv.
			             Lauderhill, Fl 33319

             			Barbara Patagalia  2,000			              *
			             4818 W. Commercial Bv.
			             Lauderhill, Fl 33319

                Jack Mark				      1,000              			*
			             4818 W. Commercial Bv.
	              	Lauderhill, Fl 33319

	              	Executive Officers and
	              	Directors as a group	8,316,000		        	62.5%

Preferred Stock Edward Roth
$.001 Par Value 4818 W. Commercial Bv.	1,000,000		      	100%
		              Lauderhill, Fl 33319

* Less than .001%

   (w) On March 14, 2000, there were 13,279,104 shares of common stock issued and outstanding.
   (x) Mr. & Mrs. Roth own the shares as joint tenants.
   (y) Mr. & Mrs. Roth own the preferred shares as joint tenants.
   (z) Each share of preferred stock is convertible into ten shares of common stock.

(c) Changes in Control

The Company knows of no contractual arrangements which may at a subsequent date result in a change of control in the Company.

ITEM 12. Certain Relationships and Related Transactions

(a) Transactions with management and others
None involving more than $60,000.

(b) Parents of Small Business Issuer
None.

(c) Transactions with Promoters
None.

ITEM 13. Exhibits and Reports on Form 8-K

(a) Financial Statements
1. The following financial statements of BeautyMerchant.com, Inc. are included in Part II,
Item 7:

Independent Auditors' Report............................12
Balance Sheet-December 31, 1999.........................13-14
Statements of Operations - years ended
	December 31, 1999 and 1998.............................15-16
Statements of Cash Flows - years ended
	December 31, 1999 and 1998.............................17-18
Statements of Stockholders Equity (Deficit)- years ended
	December 31, 1999 and 1998.............................19
Notes to Financial Statements...........................20-28

2. Exhibits
   3. Articles of incorporation and bylaws are incorporated by reference to Exhibit No. 1 of Form 10-SB filed November 1999.

   10. Employment agreements for Edward Roth and
   Alisha Roth are incorporated by reference to Exhibit No. 1 of Form 10-SB filed November
   1999.

			27. Financial Data Schedule

(b) Reports on Form 8-K
There were no reports on Form 8-K for the three months ended December 31, 1999.



--Signature Page Follows-

--The rest of this page is left intentionally blank--








                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     								BEAUTYMERCHANT.COM, INC.
								                                     (Registrant)


                                     								/s/ Edward A. Roth
Date:  March 14, 2000		                    		------------------------
                                             Edward A. Roth, President
	                                            (Acting Chief Financial
                                             Officer)


/s/ Alisha Roth
------------------
Alisha Roth
Secretary, Treasurer,
Director

/s/ Jack Mark
-------------------
Jack Mark
Director

/s/ Barbara Patagalia
-------------------
Barabara Patagalia
Director