Form 10QSB
period 2000-03-31
BEAUTYMERCHANT COM INC
filed 2000-05-12
CIK 821524

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                               FORM 10-QSB




[X] 	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the quarterly period ended March 31,
2000

[ ] 	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the transition period from _______ to
_______

COMMISSION FILE NUMBER ____________

                        BEAUTYMERCHANT.COM, INC.
(Exact name of small business issuer as specified in its charter)


          Nevada			                        			13-3422912
(State or other jurisdiction of	     (IRS Employer identification No.)
incorporation or organization)


            4818 West Commercial Blvd., Ft. Lauderdale, Florida  33319
                      (Address of principal executive offices)

                              (954) 717-8680
                       (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares of common stock outstanding as of May 15, 2000: 13,278,044



<PAGE 1>




                            CONSOLIDATED BALANCE SHEETS
                   BEAUTYMERCHANT.COM, INC. & SUBSIDIARIES
                   As of March 31, 2000 & December 31, 1999



   			ASSETS			          (Unaudited)
							                  March 31, 2000   	December 31, 1999
CURRENT ASSETS
Cash    	     	         $       169,499              111,428
Prepaid Expenses               	279,353            		391,121
Inventory							                  4,462	            	  4,542
Shareholder Loan Receivable 			   7,892                7,892
Accounts receivable					            385                5,385
                        ---------------    -----------------
	TOTAL CURRENT ASSETS	          461,591              520,368

PROPERTY AND EQUIPMENT
Furniture					                    6,521                6,521
Leasehold improvements			         2,000                2,000
Equipment					                   32,186	              30,620
 Accumulated depreciation		     (29,494)             (28,544)
                        ---------------    -----------------
  NET PROPERTY AND EQUIPMENT 	   11,213               10,597

OTHER ASSETS
Deposits					                     3,700                3,700
                        ---------------    -----------------
	TOTAL OTHER ASSETS		             3,700                3,700
                        ---------------    -----------------
		TOTAL ASSETS		       $        476,504              534,665
	         	  			       ================    ================

















       See Accompanying Notes to Consolidated Financial Statements
                                <PAGE 2>



                   CONSOLIDATED BALANCE SHEETS (CONTINUED)
                   BEAUTYMERCHANT.COM, INC. & SUBSIDIARIES
                   As of March 31, 2000 & December 31, 1999


                 LIABILITIES AND STOCKHOLDERS' EQUITY
                         							   (Unaudited)
							                            March 31, 2000  	December 31, 1999

CURRENT LIABILITIES
Accounts payable and accrued expenses  	   4,530        4,930
Current portion of capitalized
lease obligation				                       2,102        2,182
	                                  -------------    ---------
 TOTAL CURRENT LIABILITIES		               6,632        7,112

LONG-TERM DEBT
Capitalized lease obligation			            4,400        4,945

STOCKHOLDERS' EQUITY
Common stock					                         10,705        9,706
($.001, par value,100,000,000
authorized- 10,705,044 and 9,706,000
issued and outstanding at March 31,
2000 & December 31, 1999, respectively)

Common stock subscribed($.001,
par value, 2,488,000 and 3,473,000
subscribed at March 31, 2000 & December
31, 1999, respectively at $.22 per share)  2,488		      3,473

Convertible preferred stock ($.001
par value(50,000,000 authorized-
1,000,000 shares issued and outstanding)   1,000		      1,000

Common stock subscriptions
receivable 			                       			(547,397)	   (671,637)
Additional paid-in-capital		           1,428,500    1,413,046
Retained deficit				                    (429,824)	   (232,980)
                                     ------------   ----------

TOTAL STOCKHOLDERS'EQUITY		              465,472	     522,608
                                     ------------   ----------
				         		                    $     476,504      534,665
			 	    			                          ===========	  ==========







          See Accompanying Notes to Consolidated Financial Statements
                                <PAGE 3>

             CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                 BEAUTYMERCHANT.COM, INC. & SUBSIDIARIES
               For Three Months Ended March 31, 1999 & 2000

                                    March 31, 1999    March 31, 2000
REVENUE
 Sales					                          $	    126,086       107,640
 Cost of Labor				                         (69,980)      (64,480)
	                                    -------------    -----------
 GROSS PROFIT				                           56,106        43,160

SELLING, GENERAL & ADMINISTRATIVE  EXPENSES
 Advertising				                          		17,520        44,919
 Auto Expenses						                            --	       	1,908
 Banking Fees						                            168           282
 Depreciation						                            650           950
 Dues & Fees						                           2,000            --
 Employee Benefits			                     		 1,040            --
 Employee Leasing					                       6,928         8,694
 Equipment Leasing	    	           	           926            --
 Insurance						                                --       		6,545
 Miscellaneous Expense				                     131         2,195
 Office Expense					                         3,575         3,451
 Professional Fees					                     12,124   	    40,066
 Public Trading					                         2,320       		1,605
 Rent							                                 6,304       		9,553
 Supplies							                               408	       	  994
 Salaries & Wages					                          --	       93,118
 Taxes & Licenses		                      			   125           498
 Telephone						                             3,662         4,733
 Utilities						                               439           342
 Web Development					                           --	       19,891
                                        ----------      --------
TOTAL EXPENSES				                          58,320       239,744

	OPERATING LOSS		                	    	     (2,214)	    (196,584)
	Interest Expense				                         (361)         (260)
	Interest Income				                        17,197       		   --
 Income Tax Provision	                      (2,329)           --
                                        ----------      --------
		NET INCOME (LOSS)                     		$	12,293   	  (196,844)



         See Accompanying Notes to Consolidated Financial Statements
                                 <PAGE 4>






              CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)Cont.
                   BEAUTYMERCHANT.COM, INC. & SUBSIDIARIES
                 For Three Months Ended March 31, 1999 & 2000



NET INCOME (LOSS)	                	$	12,293	     (196,844)

Retained Deficit,
		January 1         		         	    (66,545)  	  (232,980)

Retained Deficit,
		March 31                  				$   (54,252)	     (429,824)
      			   		                  =============  	===========
		Net Income(Loss) Per Share-
		Basic and fully diluted	      $	      .001   	$    (.033)
                         							=============  	===========
		Weighted Average Shares	        10,717,745	    13,183,667
						                         	=============  	===========



























         See Accompanying Notes to Consolidated Financial Statements
                                 <PAGE 5>


            CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                BEAUTYMERCHANT.COM, INC. & SUBSIDIARIES
             For the Three Months Ended March 31, 1999 & 2000

                               						March 31, 1999  March 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)				               $      12,293       	(196,844)
  Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
	Depreciation					                              650	            950
	Recoverable income tax decrease		              400	             --
Prepaid compensation				                        	--	        111,768
Common stock issued for services			              --	         15,468
(Increase) decrease in operating assets:
	 Accounts receivable			                        160           5,000
	 Interest receivable				                   (17,197)      	      --
	 Inventory							                               --	           	 80
Increase (decrease) in operating
     liabilities:
	 Accounts payable & accrued expenses      	( 3,010)      	    (400)
	 Income taxes currently payable		            1,929	             --
                                         -----------      ----------
		NET CASH USED IN OPERATING
		ACTIVITIES			                              (4,775)	        (63,978)
                                         -----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for equipment					                --        	  (1,566)

		NET CASH USED IN INVESTING
		ACTIVITIES				                               		--        	  (1,566)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Common stock issuances				                 97,375	         124,240
  Principal repayments under capital lease	    (625)	           (625)
  Shareholder loans repayments		            (17,487)        	     --
  Excess of outstanding checks over
  	bank balance				                         (11,366)        	     --
                                         -----------       ---------

		NET CASH PROVIDED BY
		FINANCING ACTIVITIES 		                     67,897 	        123,615
		NET INCREASE IN CASH                   -----------        ---------
		AND CASH EQUIVALENTS                 		$    63,122      	    58,071




        See Accompanying Notes to Consolidated Financial Statements
                               <PAGE 6>

          CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)Cont.
               BEAUTYMERCHANT.COM, INC. & SUBSIDIARIES
           For the Three Months Ended March 31, 1999 & 2000



Cash and cash equivalents,
beginning of period			                		$     4,164       111,428
		CASH AND CASH EQUIVALENTS
		END OF PERIOD				                     $    67,286   	   169,499
							                                ============     ==========

Supplementary cash flow disclosure:
		Income Taxes Paid	                  		$	    --       	$    --
Cash paid for interest		                     361	           260
						   		                         ============     ==========

Non-Cash Financing Activities:
		Common stock issued for Internet Consulting services
during March 2000		                  			$	    --	       $ 15,468
								                            ============      ==========


























         See Accompanying Notes to Consolidated Financial Statements
                                 <PAGE 7>

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 BEAUTYMERCHANT.COM, INC. & SUBSIDIARIES
                       MARCH 31, 2000 (UNAUDITED)


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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at March 31, 2000, the results of operations for the three month periods ended March 31,1999 and 2000, and cash flows for the three months ended March 31, 1999 and 2000. The results for the period ended March 31, 2000, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2000.

NOTE 2 - EARNINGS (LOSS) PER SHARE

The following represents the calculation of earnings (loss) per share:

							For the three months ended
	BASIC & DILUTED*	      		March 31, 1999	March 31,	2000
	---------------		      	------------------------------
Net income(loss)				           $	12,293	    	$(196,844)

Less- preferred stock dividends	   ---         		  ---
							                   -------------	  	------------
Net income(loss)				           $	12,293    		$(196,844)
Weighted average number
Of common shares				         10,717,745	   	13,183,667
							                   -------------  		------------
Basic earnings (loss) per share	$	  .001	   	$  (.033)
							                   =============  		============

*There were no common stock equivalents for either period presented.

                                 <PAGE 8>

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

<PAGE 9>

The Company has three full time employees and contracts with 40-50 workers that are each independently contracted with the Company to service and provide home cleaning services to existing and new customers.

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

The Company will attempt to develop the Beautymerchant.com concept, " We sell beauty for less", and will strive to provide the best prices available. Initially, the Company is carrying a catalogue format, offering over 2,000 brand name cosmetics and toiletries, totaling over 8,000 products, with new product lines being added as web traffic increases. The Company maintains a floating inventory of Products through its distributors, which is stored at the distributors location as product sourcing eliminates the need for a costly extended inventory. All customer orders are implemented by online credit card or cyber cash systems with a virtual shopping cart. The Company offers a secure shopping environment, partnering with Earthlink and Mercantec systems for secure credit card transactions and easy to use ordering. Visitors to the online store are able to shop 24 hours a day, regardless of location, and are able to shop and order in English, Spanish, or French.

Beauty products are marketed over the World Wide Web via the Internet. The Company has agreed to a marketing alliance with GoTo.com and Yahoo! to advertise on their portals by means of banner ads and site affiliations. Earthlink, Inc. will provide links and banner impressions from the Earthlink shopping mall for Beautymerchant.com. The Company also has entered an agreement with the Earthlink Network to host the site. During the first quarter, the Company also developed a 30 second T.V. spot. which is to be
<PAGE 10>

aired on several major networks including Dish T.V. and WSVN 7. In addition, the Company plans to use in-house marketing and advertising to promote its products. Advertising is expected to increase leading into the summer of 2000.

During February 2000, the Company contracted with a local web development firm to remodel the site and add several new features to the `virtual store front.' The site now has a new `look and feel' in order to better promote the Company's products.

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

Business Strategy

The Company's objective is to become a leading e-commerce retailer and to enhance and brand itself as an online shopping destination for beauty products, fragrances and accessories. The company is building a customer base and expanding its electronic commerce expertise, while offering consumers considerable discounts on name-brand beauty products and cosmetics.
<PAGE 11>
The Company believes that the sale of cosmetics, accessories and hair care products will offer benefits to customers by providing convenient, competitive pricing. In addition, customers entering Beautymerchant.com may purchase gift certificates, browse and search for favorite beauty and cosmetic products and participate in special promotions. The Company expects to promote brand loyalty and repeat purchases by providing a positive experience that encourages customers to return frequently.

Browsing and Searching

Beautymerchant.com allows its customers to interactively search and browse more than 8,000 name brand products. The Company has created a "featured brands" section allowing customers to explore the brand names we offer. Also, an extended category list allows customers to search for their favorite products by category. New products are expected to be added weekly.

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




<PAGE 12>


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

The principal suppliers to Beautymerchant.com are wholesale distributors, who do not sell retail.

The Company does not expect that any single customer will account for more than ten percent of its business. At the present time there is no need for government approval, though this may change in the future.


<PAGE 13>

The Beautymerchant.com in-house staff is projected to add 2-5 new employees for the first 12 months of retail operations. These new employees will be managed by the four employees that are presently on staff.During the first quarter the company has retained an in-house web developer and designer who will regularly update and maintain the site.

Results of Operations

Net Income

The Company had a net loss of $196,844, or $(.033) per common share, for the first three months of operations, versus a net loss of $12,293, or $(.001) for the same period ended March 31, 1999. The change in net income was primarily due to an increase in administrative expenses relating to the commencing of the BeautyMerchant.com online superstore.

Sales

Revenues decreased $18,446 or 14.5% to $107,640 as compared with $126,086 for the three months ended March 31, 1999. The decrease was primarily due to seasonal fluctuations in demand for the Company's home cleaning services. Average selling prices and gross margins remained fairly constant.

Expenses

Selling, General, and Administrative expenses increased $181,424 to $239,744 for the period ending March 31, 2000. In comparison with the period ended March 31, 1999, web development & professional expenses increased $19,891 and $27,942 respectively due to the Company's commencing and operating of the BeautyMerchant.com virtual online superstore. Salaries increased $93,118 due to new personnel contracts for managers of the BeautyMechant.com online store.

Liquidity and Capital Resources

On March 31, 2000, the Company had cash of $169,499 and working capital of $454,959. This compares with cash of $67,286 and working capital of $42,764 at March 31, 1999. The increase in working capital was due to a decrease in accounts payable, offset by an increase in prepaid expenses and an increase in cash from proceeds of common stock sales. Net cash used in operating activities was $63,978 for the three month ended March 31, 2000 as compared with cash used in operating activities of $4,775 for the period ended March 31,

<PAGE 14>

1999. Cash provided by financing activities totaled $123,615 for the three months ended March 31, 2000 as compared with cash provided by financing activities of $67,897 for the three months ended March 31, 1999. The increase in cash provided by financing activities was primarily due to the collection of subscribed common stock in the amount of $124,240, which the Company received from the issuance of 564,727 common shares. The Company intends to use the funds toward promoting the BeautyMerchant.com subsidiary.


PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On April 14, 2000, the Company's Board of Directors and a majority of the shareholders held a meeting. During the course of the meeting, it was resolved that Jack Mark resigns as a member of the Board of Directors. Also by unanimous consent, Geoff Gazda and Michael J. Bongiovanni were appointed new members of the Board of Directors.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

27.1 Financial Data Schedule




--SIGNATURE PAGE FOLLOWS--



<PAGE 15>

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


              						/s/ Michael J. Bongiovanni
Date:  May 12, 2000		------------------------
						              Michael J. Bongiovanni
						              Chief Financial Officer








<PAGE 16>