Form 10QSB
period 2000-06-30
BEAUTYMERCHANT COM INC
filed 2000-08-14
CIK 821524

U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                FORM 10-QSB




[X] 	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2000

[ ] 	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the transition period from _______ to
_______


                        BEAUTYMERCHANT.COM, INC.
(Exact name of small business issuer as specified in its charter)


           Nevada		                       				13-3422912
(State or other jurisdiction of	     (IRS Employer identification No.)
incorporation or organization)


        4818 W. Commercial Blvd., Ft. Lauderdale, Florida  33319
              (Address of principal executive offices)

                             (954) 717-8680
                       (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares of common stock outstanding as of August 12, 2000: 13,403,044







                                <PAGE 1>



                       CONSOLIDATED BALANCE SHEETS
                BEAUTYMERCHANT.COM, INC. & SUBSIDIARIES
                As of June 30, 2000 & December 31, 1999


            ASSETS			               (Unaudited)
							                             June 30, 2000   	December 31, 1999
CURRENT ASSETS
Cash    	     	                   $       139,299           111,428
Prepaid Expenses                       	  216,410         		391,121
Inventory							                            4,987	         	  4,542
Shareholder Loan Receivable 			             7,892             7,892
Accounts receivable					                    6,585             5,385
                                    -------------    --------------
	TOTAL CURRENT ASSETS	                    375,173           520,368

PROPERTY AND EQUIPMENT
Furniture		                   			           6,521             6,521
Leasehold improvements			                   2,000             2,000
Equipment					                             32,186	           30,620
 Accumulated depreciation		               (30,444)          (28,544)
                                    -------------    --------------
  NET PROPERTY AND EQUIPMENT 		            10,263            10,597

OTHER ASSETS
Deposits		                    			           3,700             3,700
	                                   -------------    --------------
 TOTAL OTHER ASSETS		                       3,700             3,700

		TOTAL ASSETS                 		$        389,136           534,665
	         	  			                    =============     ============


















        See Accompanying Notes to Consolidated Financial Statements
                                 <PAGE 2>



                 CONSOLIDATED BALANCE SHEETS (CONTINUED)
                 BEAUTYMERCHANT.COM, INC. & SUBSIDIARIES
                 As of June 30, 2000 & December 31, 1999


    LIABILITIES AND STOCKHOLDERS' EQUITY

                                          (Unaudited)
							                                   June 30, 2000	December 31, 1999

CURRENT LIABILITIES
Accounts payable and accrued expenses        	   4,530            4,930
Current portion of capitalized
lease obligation				                             2,022	           2,182
                                          ------------     ------------
	TOTAL CURRENT LIABILITIES	                  	   6,552            7,112

LONG-TERM DEBT
Capitalized lease obligation		               	   3,855            4,945

STOCKHOLDERS' EQUITY
Common stock		                        			       10,963            9,706
 ($.001, par value,100,000,000
 authorized- 10,963,044 and 9,706,000
 issued and outstanding at June 30,
 2000 & December 31, 1999, respectively)
Common stock subscribed($.001,
 par value, 2,365,000 and 3,473,000
 subscribed at June 30, 2000 & December
 31, 1999, respectively at $.22 per share)       2,365	         	 3,473
Convertible preferred stock ($.001
 par value, 50,000,000 authorized-
 1,000,000 shares issued and outstanding)        1,000	         	 1,000
Common stock subscriptions
receivable 						                             (520,407)    	   (671,637)
Additional paid-in-capital		                 1,516,715        1,413,046
Retained deficit				                          (631,907)    	   (232,980)
                                           -----------       ----------
TOTAL STOCKHOLDERS'EQUITY		                    378,729     	    522,608
			         		                          	$     389,136          534,665
			 	    			                               ===========	      ==========







         See Accompanying Notes to Consolidated Financial Statements
                                   <PAGE 3>



            CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
              BEAUTYMERCHANT.COM, INC. & SUBSIDIARIES
        For the Three and Six Months Ended June 30, 2000 & 1999

                     Three		       Three	      	 Six		         Six
                     Months Ended  Months Ended  Months Ended  Months Ended
				                 June 30, 1999 June 30, 2000	June 30, 1999 June 30, 2000
REVENUE
 Sales			            $    106,390  $     91,515 	$    232,476   $    199,155
 Cost of Sales		          (59,834)      (63,557)     (129,814)    	 (128,037)
	                    ------------  ------------  ------------   ------------
 GROSS PROFIT	             46,556     	  27,958       102,662     	   71,118

EXPENSES
 Advertising	      	$      24,435  $     31,329  $     41,954  	      76,248
 Auto Expenses		            1,272	        1,908	      	 1,272	         3,816
 Depreciation			              650	          950	      	 1,300	         1,900
 Dues & Fees		                100	           --		       2,100	            --
 Employee Benefits		          534	           --	      	 1,573     	       --
 Emp. Leasing/Salaries     23,524     	 107,357      		30,452     	  209,169
 Equipment Leasing	           516	           --	      	 1,442     	       --
 Insurance				              2,211	        4,660      		 5,873	        11,205
 Miscellaneous Expense		      100	           79	      	   234     	    2,274
 Office Expenses			         6,353	        4,052      		10,096	        12,518
 Professional Fees	         8,400     	  42,865      		20,524	        82,931
 Public Trading		           5,480	       28,360      		 7,800	        29,965
 Rent					                  4,642     	   7,023		      10,946	        16,576
 Supplies				               4,626     	     196		       5,034	         1,190
 Taxes & Licenses			           70	          254      		   195          		752
 Utilities				                155           417		         594     	      759
 Web Development			            --           331	      	    --         20,222
                         --------       -------      --------    -----------

TOTAL EXPENSES     		      83,068       229,781 	     141,388       469,525

  OPERATING LOSS   		     (36,512)     (201,823)      (38,726)   	 (398,407)
   Interest Expense		        (260)    	    (260)	        (621)  	     (520)
   Interest Income  	          --            --        17,197           --
   Deferred Tax Benefit	    6,000     	      --	        3,671           --

  NET LOSS		        	$    (30,772)  $  (202,083)	$    (18,479)   $  (398,927)

Net Loss Per Share-
Basic and fully diluted $ 	    **   $     (.015) $         **    $     (.030)
				                 =============  ===========  	============   ============
Weighted Average
Shares	                 12,816,604    13,162,044	  11,767,175     13,135,044
				                 =============  ===========  	============    ============
** Less than $ 0.01






           See Accompanying Notes to Consolidated Financial Statements
                                 <PAGE 4>




              CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                  BEAUTYMERCHANT.COM, INC. & SUBSIDIARIES
               For the Six Months Ended June 30, 2000 & 1999

                                 						June 30, 1999  June 30, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss 					                      $     (18,479)  $   (398,927)
  Adjustments to reconcile net loss
  to net cash used in operating
  activities:
	Depreciation                     					       1,300      	   1,900
	Deferred income taxes				                   (3,671)     	      --
Common stock issued for services			              --	       103,818
(Increase) decrease in operating assets:
	 Accounts receivable			                     (4,545)        (1,200)
	 Interest receivable				                   (17,197)     	      --
	 Inventory							                               --           (445)
 Prepaid rent						                          (4,339)	         	 --
	 Prepaid opening expenses			                (7,375)            --
 Other prepaid expenses					                     --      	 174,711
Decrease in operating
     liabilities:
	 Accounts payable & accrued expenses	      ( 7,060)	         (400)
		NET CASH USED IN                        ---------       ---------
		OPERATING ACTIVITIES	                     (61,366)     	(120,543)
                                          ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for equipment		               	 		-- 	       (1,566)
		NET CASH USED IN                        ---------       ---------
		INVESTING ACTIVITIES		 	                      	--      	  (1,566)
                                          ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common stock issuances	           		     	193,095        151,320
  Principal repayments under capital lease 	 (1,250)     	  (1,250)
  Shareholder loans repayments		            (37,487)     	      --
  Excess of outstanding checks over
  	bank balance				                         (11,366)     	      --
	NET CASH PROVIDED BY                     ---------       ---------
	FINANCING ACTIVITIES		 	                   142,992     	  149,980
	NET INCREASE IN CASH
	AND CASH EQUIVALENTS			               $     81,626	     $  27,871
                                       ------------     -----------
Cash and cash equivalents,
beginning of period	                			$      4,164      $ 111,428
		CASH AND CASH EQUIVALENTS
  END OF PERIOD				                    $     85,790	     $ 139,299
                           							     ============     ==========


           See Accompanying Notes to Consolidated Financial Statements
<PAGE 5>

           CONSOLIDATED STATEMENTS OF CASH FLOWS-CONT.(Unaudited)
                 BEAUTYMERCHANT.COM, INC. & SUBSIDIARIES
              For the Six Months Ended June 30, 2000 & 1999

                               								June 30, 1999   June 30, 2000
                                       -------------   -------------
Supplementary cash flow disclosure:
		Income taxes paid		                  	$		     --	     $	     --
		Cash paid for interest		                     621	           520
                             						   		============    ==========

Non-cash financing activities:
		Common stock issued for services during the period ended:

                                        $     		--     	$  103,818
                                								============     ==========
































       See Accompanying Notes to Consolidated Financial Statements
<PAGE 6>

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                BEAUTYMERCHANT.COM, INC. & SUBSIDIARIES
                       June 30, 2000 (UNAUDITED)


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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at June 30, 2000, the results of operations for the three and six month periods ended June 30,2000 and 1999, and cash flows for the six months ended June 30, 2000 and 1999. The results for the period ended June 30, 2000, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2000.

NOTE 2 - EARNINGS (LOSS) PER SHARE

The following represents the calculation of earnings (loss) per share:

                        Three 	       Three	        Six		        Six
					                   Months Ended  Months Ended  Months Ended	Months Ended
BASIC	& FULLY DILUTED*		June 30, 1999 June 30, 2000 June 30, 1999June 30,2000
---------------------		------------------------------------------------------
Net Loss 	     			          $	(30,772)  $	(202,083)  $   (18,479) $ (398,927)

Less- preferred stock dividends    --         		--           --          --
					                    ------------- ------------- ------------- ----------
Net Loss		                		$	(30,772)  $	(202,083)  $   (18,479) $ (398,927)

Weighted average number
Of common shares			         12,816,604   13,162,044   11,767,175  13,135,044
					                    ------------- ------------  ------------- ------------
Basic	& Fully Diluted*
loss per share	           		$	   **	    $    (.015)  $        **  $    (.030)
					                     ============ ============  ============= ============

* The Company had no common stock equivalents during the periods presented ** Less than $(0.01)


<PAGE 7>


ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

With the exception of historical facts stated herein, the matters discussed in this report are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to, statements regarding anticipated levels of future revenues and earnings from operations of the Company. Readers of this report are cautioned not to put undue reliance on "forward looking" statements which are, by their nature, uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise. In addition the uncertainties include, but are not limited to competitive conditions involving E-commerce, and the sales of cosmetics, beauty and fragrance products over the Internet.

General Description of Business

Cleaning Express USA. The Company's operations primarily involve home cleaning services. Through its emphasis on budget pricing, the Company has developed a market in the home cleaning industry. The Company currently operates two offices and dispatches 40-50 workers in teams of two workers on a daily basis. The present geographic area in
which the Company operates includes   Broward and South Palm Beach
County areas of South Florida.

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

<PAGE 8>

The Company has three full time employees and contracts with 40-50 workers that are each independently contracted with the Company to service and provide home cleaning services to existing and new customers.

Beautymerchant.com, Inc. During January 2000, the Company, through its wholly owned subsidiary Beautymerchant.com, Inc., a Florida corporation, developed a retail cosmetic and beauty product e-commerce Internet site. Beautymerchant.com was developed under the guidance of the CEO, Mr. Ed Roth, who has served as a management consultant for beauty salons from 1978-1988. During this time, he became familiar with retail cosmetics, hair, and skin products through attending various trade shows and studying consumer trends concerning their retailing. The site is designed to create a marketing and distribution area for cosmetic, hair, nail and skin care and general beauty lines on a discounted basis. Beautymerchant.com sells and distributes popular cosmetic, fragrances and beauty products, primarily to females in the 18-40 age bracket. Additionally, a department will be developed that focuses on the cosmetic and beauty needs of individuals from a variety of ethnic backgrounds and skin color. Products, development and resources in this area will be focused on filling the needs of the African-American community with further expansion to additional ethnic groups planned for the future.

The Company will attempt to develop the Beautymerchant.com concept, "We sell beauty for less", and will strive to provide the best prices available. Currently, the Company is carrying a catalogue format, offering brand name cosmetics and toiletries, totaling over 8,000 products, with new product lines being added as web traffic increases. The Company maintains a floating inventory of Products through its distributors, which is stored at the distributors location as product sourcing eliminates the need for a costly extended inventory. Generally, the Company does not purchase the products until the consumer makes an online purchase. All customer orders are implemented by online credit card or cyber cash systems with a virtual shopping cart. The Company offers a secure shopping environment, partnering with Verio and Mercantec systems for secure credit card transactions and easy to use ordering. Visitors to the online store are able to shop 24 hours a day, regardless of location, and will be able to shop and order in English, Spanish, or French.

Beauty products are marketed over the World Wide Web via the Internet. The Company has agreed to a marketing alliance with MSN.com to advertise on their portal by means of banner ads and site affiliations. Webcast1 Inc. will provide links and banner impressions Beautymerchant.com. The Company also has entered an agreement with Webcast1 Inc. of Boca Raton, Florida to host the site. The Company also developed a 30 second T.V. spot to promote brand awareness. Other marketing strategies are presently being explored.

<PAGE 9>

In addition, the Company plans to use in-house marketing and advertising to promote its products. Advertising is expected to increase leading into the fourth quarter of 2000.

During the first two quarters, the Company has continually focused on the development and maintenance of the site. In addition to a remodeling, the Company has added several new features to the `virtual store front.' The site now has a new `look and feel' in order to better promote the Company's products, and additional categories have been added.

Beautymerchant.co.uk in England is being planned and developed. At this time, no opening date has been announced. Beautymerchant.de is also being planned to open in Germany. However, no opening date has been announced. The Company has obtained and registered exclusive domain rights in the respective countries. The Company expects to begin contracting and negotiating with European distributors during the Year 2000. The company has established worldwide customer service capabilities with toll free numbers that are converted into E-mail on a daily basis for prompt response to customer issues. The Company is actively seeking partners and strategic alliances to help achieve it's goal of becoming an online women's shopping destination.

Strategic Alliances

In June, 2000, the company entered into a strategic alliance with Network Commerce Inc. NASDAQ(NWKC), a leading provider of systems and services for the Internet. Beautymerchant.com will provide product access for NWKC's company Ubarter.com and their members at full retail price. The company will receive advertising and marketing opportunities in radio, television and online promotion. Beautymerchant.com expects to utilize up to $1,000,000 of media on an annual basis.

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

<PAGE 10>


Company hopes that this will successfully increase its market appeal and presence with a wide variety of cultures and communities.

Business Strategy

The Company's objective is to become a leading e-commerce retailer and to enhance and brand itself as an online shopping destination for beauty products, fragrances and accessories. The company is building a customer base and expanding its electronic commerce expertise, while offering consumers considerable discounts on name-brand beauty products and cosmetics. The category market for fragrances alone is estimated at $20 billion.

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

Secure Credit Card Payment

Beautymerchant.com utilizes secure software through Bank One Inc. a third party cybercash platform for e-commerce transactions, providing encrypted personal information, including credit card numbers, names and addresses.

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


<PAGE 11>

Technology

The Company recently formed an alliance with Webcast1 Inc. of Boca Raton, Florida, a leading host and web designer, they will be providing web hosting through Rapid Site/Verio. The Company recently switched its site host due to continued technical problems and issues. In addition, the E-commerce store has been completely upgraded with `state-of-the-art' features. This arrangement will provide the Company with `24/7' support.

Products and Geographic Expansion

The Company began retail operations in early 2000, and will attempt to expand product sales on a continual basis. The Company has made significant improvements over the first quarter.

Affiliate Program

The Company intends to increase market presence through its affiliate program. A recent agreement was entered into with Commission Junction of Santa Barbara, California to manage the program. Commission
Junction has acquired over 1300 affiliates through the second quarter.

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


<PAGE 12>


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

The Beautymerchant.com in-house staff is projected to add 2-5 new employees for the first 12 months of retail operations. These new employees will be managed by the three employees that are presently on staff. During the first quarter the company hired an in-house web developer and designer who regularly updates and maintains the site.

Factors contributing to the Quarterly Performance Fluctuations

a) Costs relating to promotion and expansion of E-commerce site.
b) Competitors
c) Online user shopping habits.
d) The ability to attract visitors to Beautymerchant.com, and convert them to shoppers.

Since the Company's inception, it has incurred losses from operations. The Company anticipates losses to increase relating to the following factors:

*	The development of the Beautymerchant.com brand, marketing and promotion.
*	Expanded product offering and increased categories of products.
*	Continued website development costs.
*	Additional personnel to manage customer service and in-house
	marketing.
*	Increases in general and administrative costs to support the
Company's growing operations.

The ability to become profitable, depends on the ability to generate higher revenues and maintain low expense levels. The Company's limited operating history makes it difficult to forecast its revenues.


<PAGE 13>


Stock Based Compensation

Several key officers and management have elected to be compensated with stock by S-8 registration. This has provided substantial cash savings.

Additional Financing

The Company may need to raise additional funds to meet operating requirements in the future. If the Company raises additional funds through issuance of equity related or debt securities, such securities may have rights to the Company's common stock, such as warrants or options. Shareholders may experience additional dilution from exercise of these equity instruments. The Company cannot be certain that additional financing will be available when required or at all.

Results of Operations
---------------------
Net Income

The Company had a net loss of $(202,083), or $(.015) per common share, for the three months ended June 30, 2000, versus a net loss of $(30,772), or $(.001) for the same period ended June 30, 1999. The net loss for the six months ended June 30, 2000 was $(398,927), or $(.030) per share, versus a net loss of $(18,479) or $(.001) per share for the six months ended June 30, 1999. The change in net loss was primarily due to an increase in administrative expenses relating to the commencing of the BeautyMerchant.com online superstore.

Sales

Revenues decreased $14,875 or 14% to $91,515 for the three months ended June 30, 2000 as compared with $106,390 for the three months ended June 30, 1999. For the six months ended June 30, 2000 revenues decreased $33,321 or 14% as compared with $232,476 for the six months ended June 30, 2000. The decrease was primarily due to seasonal fluctuations in demand for the Company's home cleaning services. Average selling prices and gross margins remained fairly constant.

Expenses

Selling, General, and Administrative expenses for the three months ended June 30, 2000 increased $146,713 to $229,781. Selling, General, and Administrative expenses for the six months ended June 30, 2000 increased $328,137 to $469,525. In comparison with the six month period ended June 30, 1999, web development & professional expenses increased $20,222 and $62,407 respectively due to the Company's commencing and operating of the BeautyMerchant.com virtual online superstore.

<PAGE 14>

Personnel expenses increased $178,717 due to new personnel contracts for managers of the BeautyMechant.com online store. Additionally, public trading expenses increased $22,165 to $29,965 for the six months ended June 30, 2000 as compared with $7,800 for the same period in 1999. The increase was primarily attributable to the initiation of a new investor relations program.

Liquidity and Capital Resources

On June 30, 2000, the Company had cash of $139,299 and working capital of $368,621. This compares with cash of $67,286 and working capital of $42,764 at June 30, 1999. The increase in working capital was due to an increase in accounts payable, offset by an decrease in prepaid expenses and an increase in cash from proceeds of common stock sales. Net cash used in operating activities was $120,543 for the six months ended June 30, 2000 as compared with cash used in operating activities of $61,366 for the period ended June 30, 1999 Cash provided by financing activities totaled $149,980 for the six months ended June 30, 2000 as compared with cash provided by financing activities of $142,992 for the six months ended June 30, 1999. The increase in cash provided by financing activities was primarily due to the collection of subscribed common stock in the amount of $151,320, which the Company received from the issuance of approximately 687,409 common shares. The Company intends to use the funds toward promoting the BeautyMerchant.com subsidiary. As of June 30, 2000, the Company is due $520,407 for subscriptions to its common stock by unrelated investors. The Company is currently attempting to collect this remaining outstanding balance from the unrelated investors. However, there can be no assurance that the amount will be collected in full. Failure to receive these subscriptions or other financing could have a material, adverse effect on the Company's future operations.


PART II. OTHER INFORMATION
--------------------------
Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

<PAGE 15>


Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

27.1 Financial Data Schedule

Reports on Form 8-K:

1)	Form 8-K was filed on April 10, 2000 regarding the change in the registrant's certifying accountants.





                            SIGNATURES
                            ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        								BEAUTYMERCHANT.COM, INC.
								                         (Registrant)



Date:  August 12, 2000		      		------------------------
								                        /S/Michael J. Bongiovanni
	                                Chief Financial Officer














<PAGE 16>