Form 10QSB
period 2000-09-30
BEAUTYMERCHANT COM INC
filed 2000-11-08
CIK 821524

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB




[X]     QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934  for  the  quarterly  period  ended  September  30,  2000

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number  of  shares  of  common  stock  outstanding  as  of
November  1,  2000:  11,685,065


                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                     BEAUTYMERCHANT.COM, INC. & SUBSIDIARIES
                  As of September 30, 2000 & December 31, 1999



ASSETS                            (Unaudited)
----------------------------
                               September 30, 2000   December 31, 1999
CURRENT ASSETS
----------------------------
Cash . . . . . . . . . . . .  $            92,550             111,428
Marketable Securities. . . .               20,000                  --
Prepaid Expenses . . . . . .              103,768             391,121
Inventory. . . . . . . . . .                5,742               4,542
Shareholder Loan Receivable.                7,892               7,892
Accounts Receivable. . . . .               17,310               5,385
                              --------------------  ------------------
  TOTAL CURRENT ASSETS . . .              247,262             520,368

PROPERTY AND EQUIPMENT
----------------------------
Furniture. . . . . . . . . .                6,521               6,521
Leasehold improvements . . .                2,000               2,000
Equipment. . . . . . . . . .               32,186              30,620
 Accumulated depreciation. .              (31,394)            (28,544)
                              --------------------  ------------------
  NET PROPERTY AND EQUIPMENT                9,313              10,597

OTHER ASSETS
----------------------------
Deposits . . . . . . . . . .                3,700               3,700
                              --------------------  ------------------
  TOTAL OTHER ASSETS . . . .                3,700               3,700
                              --------------------  ------------------

    TOTAL ASSETS . . . . . .  $           260,275             534,665
                              ====================  ==================



















           See Accompanying Notes to Consolidated Financial Statements



                        CONSOLIDATED BALANCE SHEETS (CONTINUED)
                        ---------------------------------------
                        BEAUTYMERCHANT.COM, INC. & SUBSIDIARIES
                      As of September 30, 2000 & December 31, 1999



LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------

                                                           (Unaudited)
                                                September 30, 2000   December 31, 1999
CURRENT LIABILITIES
---------------------------------------------
Accounts payable and accrued expenses . . . .                3,844               4,930
Current portion of capitalized
lease obligation. . . . . . . . . . . . . . .                1,942               2,182
                                               --------------------  ------------------
  TOTAL CURRENT LIABILITIES . . . . . . . . .                5,786               7,112

LONG-TERM DEBT
---------------------------------------------
Capitalized lease obligation. . . . . . . . .                3,310               4,945
---------------------------------------------

STOCKHOLDERS' EQUITY
---------------------------------------------
Common stock. . . . . . . . . . . . . . . . .               11,092               9,706
 ($.001, par value,100,000,000
 authorized- 11,092,065 and 9,706,000
 issued and outstanding at September 30,
 2000 & December 31, 1999, respectively)
Common stock subscribed($.001,
 par value, 593,000 and 3,473,000
 subscribed at September 30, 2000 & December
 31, 1999, respectively at $.22 per share). .                  593               3,473
Convertible preferred stock ($.001
 par value, 50,000,000 authorized-
 1,000,000 shares issued and outstanding) . .                1,000               1,000
Common stock subscriptions
receivable. . . . . . . . . . . . . . . . . .             (130,599)           (671,637)
Additional paid-in-capital. . . . . . . . . .            1,157,139           1,413,046
Retained deficit. . . . . . . . . . . . . . .             (779,546)           (232,980)
Unrealized holding loss
 on available-for-sale securities . . . . . .               (8,500)                 --
                                               --------------------  ------------------

TOTAL STOCKHOLDERS'EQUITY . . . . . . . . . .              251,179             522,608
                                               --------------------  ------------------
                                               $           260,275             534,665
                                               ====================  ==================










           See Accompanying Notes to Consolidated Financial Statements
           -----------------------------------------------------------

                                    --------


                           CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                           -------------------------------------------------
                                BEAUTYMERCHANT.COM, INC. & SUBSIDIARIES
                     For the Three and Nine Months Ended September 30, 2000 & 1999


                                       Three            Three              Nine             Nine
                                   Months Ended      Months Ended      Months Ended     Months Ended
                                   Sept.30, 1999    Sept. 30, 2000    Sept. 30, 1999    Sept. 30,2000

REVENUE
--------------------------------
 Sales . . . . . . . . . . . . .  $       96,586   $       105,930   $       329,062   $      290,084
 Cost of Sales . . . . . . . . .         (54,740)          (64,343)         (184,554)        (192,380)
                                  ---------------  ----------------  ----------------  ---------------
GROSS PROFIT . . . . . . . . . .          41,846            41,587           144,508           97,704

EXPENSES
--------------------------------
 Advertising . . . . . . . . . .  $       29,503   $        21,439   $        71,457   $       97,687
 Auto Expenses . . . . . . . . .           1,272             1,940             2,544            5,756
 Bad Debt. . . . . . . . . . . .              --             5,736                --            5,736
 Depreciation. . . . . . . . . .             775               950             2,075            2,850
 Dues & Fees . . . . . . . . . .             565                --             2,665               --
 Employee Benefits . . . . . . .           3,748                --             5,321               --
 Employee Leasing/Salaries . . .          22,292            98,488            52,744          307,656
 Equipment Leasing . . . . . . .             531                --             1,973               --
 Insurance . . . . . . . . . . .              --             7,200                --           18,405
 Miscellaneous Expense . . . . .              --                --               234              661
 Office Expenses . . . . . . . .           6,747             8,422            22,716           24,046
 Professional Fees . . . . . . .           7,179            25,350            27,703           91,566
 Public Trading. . . . . . . . .             975             7,400             8,775           37,365
 Rent. . . . . . . . . . . . . .           8,353             6,942            19,299           23,518
 Supplies. . . . . . . . . . . .           2,502                72             7,534            1,262
 Taxes & Licenses. . . . . . . .              --                62               195            1,036
 Training. . . . . . . . . . . .           3,385                --             3,385               --
 Utilities . . . . . . . . . . .             850               402             1,444            1,162
 Web Development . . . . . . . .              --             4,564                --           24,786
                                  ---------------  ----------------  ----------------  ---------------
  TOTAL EXPENSES . . . . . . . .          88,677           188,967           230,064          643,492
                                  ---------------  ----------------  ----------------  ---------------

  OPERATING LOSS . . . . . . . .         (46,831)         (147,380)          (85,556)        (545,787)
   Interest Expense. . . . . . .            (260)             (260)             (881)            (780)
   Interest Income . . . . . . .              --                --            17,197               --
   Deferred Tax Benefit. . . . .           7,064                --            10,735               --
                                  ---------------  ----------------  ----------------  ---------------

  NET LOSS . . . . . . . . . . .  $      (40,027)  $      (147,640)  $       (58,505)  $     (546,567)

  OTHER COMPREHENSIVE
  INCOME (LOSS):
   Unrealized loss on available-
    for-sale securities. . . . .  $           --   $        (8,500)  $            --   $       (8,500)

  COMPREHENSIVE LOSS . . . . . .  $      (40,027)  $      (156,140)  $       (58,505)  $     (555,067)

Net Loss Per Share-
Basic and fully diluted. . . . .  $           **   $          (.01)  $            **   $        (.045)
                                  ===============  ================  ================  ===============

Weighted Average Shares. . . . .      12,816,604        12,189,044        12,116,985       12,170,044
                                  ===============  ================  ================  ===============





**  Less  than  $  0.01
-----------------------

           See Accompanying Notes to Consolidated Financial Statements
           -----------------------------------------------------------

                                    --------




                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                -------------------------------------------------
                     BEAUTYMERCHANT.COM, INC. & SUBSIDIARIES
               For the Nine Months Ended September 30, 2000 & 1999


                                                      September 30,
                                             1999                  2000
CASH FLOWS FROM OPERATING ACTIVITIES:
------------------------------------------
  Net Loss . . . . . . . . . . . . . . . .  $           (58,505)  $(555,067)
  Adjustments to reconcile net loss
  to net cash used in operating
  activities:
  Depreciation . . . . . . . . . . . . . .                2,075       2,850
  Deferred income taxes. . . . . . . . . .              (10,735)         --
Common stock issued for services . . . . .                   --     103,818
Unrealized loss on marketable securities .                   --       8,500
(Increase) decrease in operating assets:
   Accounts receivable . . . . . . . . . .               (4,885)    (11,925)
   Interest receivable . . . . . . . . . .              (17,197)         --
   Inventory . . . . . . . . . . . . . . .                   --      (1,200)
 Prepaid rent. . . . . . . . . . . . . . .               (1,782)         --
   Prepaid opening expenses. . . . . . . .               (7,375)         --
 Other prepaid expenses. . . . . . . . . .                   --     287,353
Decrease in operating
  liabilities:
   Accounts payable & accrued expenses . .               (7,060)     (1,086)
                                            --------------------  ----------
    NET CASH USED IN
    OPERATING ACTIVITIES . . . . . . . . .             (105,464)   (166,757)
                                            --------------------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
------------------------------------------
  Expenditures for property and equipment.               (9,295)     (1,566)
  Deposits paid under lease. . . . . . . .               (1,000)         --
                                            --------------------  ----------
    NET CASH USED IN
    INVESTING ACTIVITIES . . . . . . . . .              (10,295)     (1,566)
                                            --------------------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------------
  Common stock issuances . . . . . . . . .              193,095     151,320
  Principal repayments under capital lease               (1,875)     (1,875)
  Shareholder loans repayments . . . . . .              (39,487)         --
  Excess of outstanding checks over
  bank balance . . . . . . . . . . . . . .              (11,366)         --
                                            --------------------  ----------
  NET CASH PROVIDED BY
  FINANCING ACTIVITIES . . . . . . . . . .              140,367     149,445
                                            --------------------  ----------
  NET INCREASE (DECREASE)IN CASH
  AND CASH EQUIVALENTS . . . . . . . . . .  $            24,608   $ (18,878)



           See Accompanying Notes to Consolidated Financial Statements


             CONSOLIDATED STATEMENTS OF CASH FLOWS-CONT.(Unaudited)
             ------------------------------------------------------
                     BEAUTYMERCHANT.COM, INC. & SUBSIDIARIES
               For the Nine Months Ended September 30, 2000 &1999


                                                             September 30,
                                                            1999         2000
Cash and cash equivalents,
beginning of period . . . . . . . . . . . . . . . . .  $        4,164  $ 111,428
                                                       --------------  ---------
    CASH AND CASH EQUIVALENTS
    END OF PERIOD . . . . . . . . . . . . . . . . . .  $       28,772  $  92,550
                                                       ==============  =========


Supplementary cash flow disclosure:
    Income taxes paid . . . . . . . . . . . . . . . .  $           --  $      --
    Cash paid for interest. . . . . . . . . . . . . .             881        780
                                                       ==============  =========

Non-cash financing activities:
    Common stock issued for services:

                                                       $           --  $ 103,818
    Common stock exchanged for marketable securities:
                                                       $           --  $  28,500
    Common stock subscriptions retired during period:
                                                       $           --  $361,301*
                                                       ==============  =========







*Represents  1,642,279  shares  retired  of  common  stock  subscribed  at $.22.

















           See Accompanying Notes to Consolidated Financial Statements
           -----------------------------------------------------------

                                    --------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     BEAUTYMERCHANT.COM, INC. & SUBSIDIARIES
                         September 30, 2000 (UNAUDITED)


ITEM  1.
--------

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at September 30, 2000, the results of operations for the three and nine month periods ended September 30, 2000 and 1999, and cash flows for the nine months ended September 30, 2000 and 1999. The results for the period ended September 30, 2000, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2000.

NOTE  2  -  EARNINGS  (LOSS)  PER  SHARE

The  following  represents  the  calculation  of  earnings  (loss)  per  share:



                                       Three              Three            Nine             Nine
                                    Months Ended      Months Ended     Months Ended     Months Ended
BASIC & FULLY DILUTED*              Sept.30, 1999    Sept.30, 2000    Sept.30, 1999    Sept.30,2000
-------------------------------  ------------------  ---------------  ---------------  ---------------
Net Loss. . . . . . . . . . . .  $         (40,027)  $     (156,140)  $      (58,505)  $     (555,067)

Less- preferred stock dividends                 --               --               --               --
                                     -------------    -------------    -------------     ------------
Net Loss. . . . . . . . . . . .  $         (40,027)  $     (156,140)  $      (58,505)  $     (555,067)

Weighted average number
Of common shares. . . . . . . .         12,816,604       12,189,044       12,116,985       12,170,044
                                     -------------      ------------    -------------     ------------
Basic & Fully Diluted*
loss per share. . . . . . . . .  $              **   $         (.01)  $           **   $        (.045)
                                 ==================  ===============  ===============  ===============






* The Company had no common stock equivalents during the periods presented ** Less than $(0.01)

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION
--------

With the exception of historical facts stated herein, the matters discussed in this report are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to, statements regarding anticipated levels of future revenues and earnings from operations of the Company. Readers of this report are cautioned not to put undue reliance on "forward looking" statements, which are, by their nature, uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise. In addition the uncertainties include, but are not limited to competitive conditions involving E-commerce, and the sales of cosmetics, beauty and fragrance products over the Internet.

General  Description  of  Business
----------------------------------
CLEANING EXPRESS USA.CLEANING EXPRESS USA. The Company's operations primarily involve home cleaning services. Through its emphasis on budget pricing, the Company has developed a market in the home cleaning industry. The Company currently operates two offices and dispatches 40-50 workers in teams of two workers on a daily basis. The present geographic area in which the Company operates includes Broward and South Palm Beach County areas of South Florida.

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

BEAUTYMERCHANT.COM, INC.BEAUTYMAX.COM, INC. During January 2000, the Company, through its wholly owned subsidiary Beautymerchant.com, Inc., a Florida corporation, developed a retail cosmetic and beauty product e-commerce Internet site. Beautymerchant.com was developed under the guidance of the CEO, Mr. Ed
Roth, who has served as a management consultant for beauty salons from 1978-1988. During this time, he became familiar with retail cosmetics, hair, and skin products through attending various trade shows and studying consumer trends concerning their retailing. The site is designed to create a marketing and distribution area for cosmetic, hair, nail and skin care and general beauty lines on a discounted basis. Beautymerchant.com sells and distributes popular cosmetic, fragrances and beauty products, primarily to females in the 18-40 age bracket. Additionally, a department will be developed that focuses on the cosmetic and beauty needs of individuals from a variety of ethnic backgrounds and skin color. Products, development and resources in this area will be focused on filling the needs of the African-American community with further expansion to additional ethnic groups planned for the future.

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

Beauty products are marketed over the World Wide Web via the Internet. The Company has agreed to a marketing alliance with MSN.com to advertise on their portal by means of banner ads and site affiliations. Webcast1 Inc. will provide links and banner impressions to Beautymerchant.com. The Company also has entered an agreement with Webcast1 Inc. of Boca Raton, Florida to host the site. The Company also developed and marketed a 30 second T.V. spot to promote brand awareness. Other marketing strategies are presently being explored.

In addition, the Company plans to use in-house marketing and advertising to promote its products. Advertising is expected to increase leading into the fourth quarter of 2000.

During the first three quarters, the Company has continually focused on the development and maintenance of the site. In addition to a remodeling, the Company has added several new features to the 'virtual store front.' The site now has a new 'look and feel' in order to better promote the Company's products, and additional categories have been added.

Beautymerchant.co.uk in England is being planned and developed. At this time, no opening date has been announced. Beautymerchant.de is also being planned to open in Germany. However, no opening date has been announced. The Company has obtained and registered exclusive domain rights in the respective countries. The Company expects to begin contracting and negotiating with European distributors during the Year 2000. The company has established worldwide customer service capabilities with toll free numbers that are converted into E-mail on a daily basis for prompt response to customer issues. The Company is actively seeking partners and strategic alliances to help achieve its goal of becoming an online women's shopping destination.

BEAUTYWORKS U.S.A., INC. Also during the third quarter the Company announced that it had expanded its business development into a prototype store offering beauty retailing and beauty services hair styling, and nail services at affordable pricing. Two retail 'brick and mortar' stores are expected to be debut in the South Florida area.

The Company has retained the services of Neal Realty and Development of Fort Lauderdale, Florida to search for shopping center locations. The Company believes this exciting concept of offering Beauty Merchant products in conjunction with its salon operation will enhance our Internet E-commerce store, BeautyMerchant.com. The Company intends on cross-marketing the concepts.

Initial plans are for a prototype store in Broward County, Florida, as soon as appropriate locations are selected. Las Vegas, Nevada is also being considered for a second development market for Beautyworks U.S.A., Inc.

Strategic  Alliances
--------------------

In September, 2000, the company entered into a strategic alliance with Network Commerce Inc. NASDAQ(NWKC), a leading provider of systems and services for the Internet. Beautymerchant.com will provide product access for NWKC's company Ubarter.com and their members at full retail price. The company will receive advertising and marketing opportunities in radio, television and online promotion. Beautymerchant.com expects to utilize up to $1,000,000 of media on an annual basis.

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

Browsing  and  Searching

Beautymerchant.com allows its customers to interactively search and browse more than 8,500 name brand products. The Company has created a "featured brands" section allowing customers to explore the brand names we offer. Also, an extended category list allows customers to search for their favorite products by category. New products are expected to be added weekly.

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

Technology

The Company recently formed an alliance with Webcast1 Inc. of Boca Raton, Florida, a leading host and web designer, they will be providing web hosting through Rapid Site/Verio. The Company recently switched its site host due to continued technical problems and issues. In addition, the E-commerce store has been completely upgraded with 'state-of-the-art' features. This arrangement will provide the Company with '24/7' support.

Products  and  Geographic  Expansion

The Company began retail operations in early 2000, and will attempt to expand product sales on a continual basis. The Company has made significant improvements over the first quarter.

Affiliate  Program

The Company intends to increase market presence through its affiliate program. A recent agreement was entered into with Commission Junction of Santa Barbara, California to manage the program. Commission Junction has acquired over 2,700 affiliates through the third quarter.

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

RESULTS  OF  OPERATIONS
-----------------------

Net  Income

The Company had a net loss of $(156,140), or $(.01) per common share, for the three months ended September 30, 2000, versus a net loss of $(40,027), or $(.001) for the same period ended September 30, 1999. The net loss for the nine months ended September 30, 2000 was $(555,067), or $(.045) per share, versus a net loss of $(58,505) or $(.001) per share for the nine months ended September 30, 1999. The change in net loss was primarily due to an increase in administrative expenses relating to the operation and marketing of the BeautyMerchant.com online superstore.

Sales

Revenues increased $9,344 or 10% to $105,930 for the three months ended September 30, 2000 as compared with $96,586 for the three months ended September 30, 1999. For the nine months ended September 30, 2000 revenues decreased $38,978 or 12% as compared with $290,084 for the nine months ended September 30, 2000. The decrease was primarily due to seasonal fluctuations in demand for the Company's home cleaning services. Average selling prices and gross margins remained fairly constant.

Expenses

Selling, General, and Administrative expenses for the three months ended September 30, 2000 increased $100,290 to $188,967. Selling, General, and Administrative expenses for the nine months ended September 30, 2000 increased $413,428 to $643,492. In comparison with the nine month period ended September 30, 1999, web development & professional expenses increased $24,786 and $63,863 respectively due to the Company's commencing and operating of the BeautyMerchant.com virtual online superstore.

Personnel expenses increased $254,912 due primarily to new stock-based personnel contracts for managers of the BeautyMechant.com online store. Additionally, public trading expenses increased $28,590 to $37,365 for the nine months ended September 30, 2000 as compared with $8,775 for the same period in 1999. The increase was primarily attributable to the initiation of new investor relations programs.

Liquidity  and  Capital  Resources

On September 30, 2000, the Company had cash of $92,550 and working capital of $241,476. This compares with cash of $28,772 and working capital of $51,590 at September 30, 1999. The increase in working capital was due to an increase in accounts receivable and prepaid expenses, offset by a decrease in accounts payable and an increase in cash from proceeds of common stock sales.

Net cash used in operating activities was $166,757 for the nine months ended September 30, 2000 as compared with net cash used in operating activities of $105,464 for the period ended September 30, 1999.

Net cash used in investing activities was $1,566 for the nine months ended September 30, 2000 as compared with cash used in operating activities of $10,295 for the period ended September 30, 1999. Net cash used in investing activities was primarily from fixed asset purchases during both periods.

Net cash provided by financing activities totaled $149,445 for the nine months ended September 30, 2000 as compared with net cash provided by financing activities of $140,367 for the nine months ended September 30, 1999. The increase in net cash provided by financing activities was primarily due to the collection of subscribed common stock in the amount of $151,320, which the Company received from the issuance of approximately 687,818 common shares. The Company intends to use the funds toward promoting the BeautyMerchant.com subsidiary.

As of September 30, 2000, the Company is due $130,599 for subscriptions to its common stock by unrelated investors. The Company is currently attempting to collect this remaining outstanding balance from the unrelated investors. However, there can be no assurance that the amount will be collected in full. Failure to receive these subscriptions or other financing could have a material, adverse effect on the Company's future operations.

PART  II.  OTHER  INFORMATION
---------

Item  1.  Legal  Proceedings

None.

Item  2.  Changes  in  Securities

During the quarter ended September 30, 2000, the Company issued 300 shares of its common stock as compensation to an administrative employee.

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

                                        BEAUTYMERCHANT.COM,  INC.
                                        (Registrant)



Date:  November  1,  2000                    ------------------------
                                        /S/Michael  J.  Bongiovanni
                                           Chief  Financial  Officer