Form 10KSB
period 2000-12-31
BEAUTYMERCHANT COM INC
filed 2001-04-02
CIK 821524

1



                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB




[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 for the period ended December 31, 2000

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 for the transition period from _______ to _______

COMMISSION FILE NUMBER: 001-14973
---------------------------------

                            BEAUTYMERCHANT.COM, INC.
                            ------------------------
        (Exact name of small business issuer as specified in its charter)


          Nevada                                             13-3422912
          ------                                             ----------
(State or other jurisdiction of                     (IRS Employer identification
incorporation or organization)                                    No.)



            4818 West Commercial Blvd, Ft. Lauderdale, Florida 33319
            --------------------------------------------------------
                    (Address of principal executive offices)

                                 (954) 717-8680
                                 --------------
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or an amendment to this Form 10-KSB. [x]

State issuer's revenues for its most recent fiscal year: $376,450


As of March 22, 2001 there were 11,685,065 common shares outstanding and the aggregate market value of the common shares (based upon the average of the bid price ($.15) and the asked price ($.28) reported by brokers), held by non-affiliates was approximately $1,752,760.

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes[  ]  No[X]

Number of shares of common stock outstanding as of March 22, 2001: 11,685,065 Number of shares of preferred stock outstanding as of March 22, 2001: 1,000,000


                                     PART I
                                     ------

ITEM 1.     DESCRIPTION OF BUSINESS

CORPORATE ORGANIZATIONCORPORATE ORGANIZATION

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

DESCRIPTION OF BUSINESSCLEANING EXPRESS USA.CLEANING EXPRESS USA.  The Company's
-----------------------
operations primarily involve home cleaning services. Through its emphasis on budget pricing, the Company has developed a market in the home cleaning industry. The Company currently operates two offices and dispatches 40-50 workers in teams of two workers on a daily basis. The present geographic area in which the Company operates includes Broward and South Palm Beach County areas of South Florida.

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

BEAUTYMERCHANT.COM, INC.BEAUTYMAX.COM, INC. During January 2000, the Company, through its wholly owned subsidiary Beautymerchant.com, Inc., a Florida corporation, developed a retail cosmetic and beauty product e-commerce Internet site. Beautymerchant.com was developed under the guidance of the CEO, Mr. Ed Roth, who served as a management consultant for beauty salons from 1978-1988. During this time, he became familiar with retail cosmetics, hair, and skin products through attending various trade shows and studying consumer trends concerning their retailing. The site is designed to create a marketing and distribution area for cosmetic, hair, nail and skin care and general beauty lines on a discounted basis. Beautymerchant.com sells and distributes popular cosmetic, fragrances and beauty products, primarily to females in the 18-40 age bracket. Additionally, a department will be developed that focuses on the cosmetic and beauty needs of individuals from a variety of ethnic backgrounds and skin color. Products, development and resources in this area will be focused on filling the needs of the African-American community with further expansion to additional ethnic groups planned for the future.

The Company will attempt to develop the Beautymerchant.com concept, "We sell beauty for less," and will strive to provide the best prices available.
Currently, the Company is carrying a catalogue format, offering brand name cosmetics and toiletries, totaling over 8,000 products, with new product lines being added as web traffic increases. The Company maintains a floating inventory of Products through its distributors, which is stored at the distributors location as product sourcing eliminates the need for a costly extended inventory. All customer orders are implemented by online credit card or cyber cash systems with a virtual shopping cart. The Company offers a secure shopping environment, partnering with Verio and Mercantec systems for secure credit card transactions and easy to use ordering. Visitors to the online store are able to shop 24 hours a day, regardless of location, and will be able to shop and order in English, Spanish, or French.

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

In addition, the Company plans to use in-house marketing and advertising to promote its products. Advertising is expected to increase leading into 2001.

During the year, the Company has continually focused on the development and maintenance of the site. In addition to a remodeling, the Company has added several new features to the 'virtual store front.' The site now has a new 'look and feel' in order to better promote the Company's products, and additional categories have been added.

Beautymerchant.co.uk in England is being planned and developed. At this time, no opening date has been announced. Beautymerchant.de is also being planned to open in Germany. However, no opening date has been announced. The Company has obtained and registered exclusive domain rights in the respective countries. The Company expects to begin contracting and negotiating with European distributors during the Year 2001. The company has established worldwide customer service capabilities with toll free numbers that are converted into E-mail on a daily basis for prompt response to customer issues. The Company is actively seeking partners and strategic alliances to help achieve its goal of becoming an online women's shopping destination.

DEVELOPMENT OF BEAUTYWORKS U.S.A., INC. During the third quarter, the Company announced that it had expanded its business development into a prototype store offering beauty retailing and beauty services hair styling, and nail services at affordable pricing. Two retail 'brick and mortar' stores are expected to be debut in the South Florida area during the first half of 2001.

Beautyworks will be designed to tap into the $7 billion beauty industry through its offering of personal care salons. It is estimated that over 90% of all personal care salons are closely held, or 'mom and pop' owned and operated. Currently, Regis Corp. (NASDAQ:RGIS) has over 6,000 salon stores and is the only well-known publicly traded company utilizing this approach. Beautyworks will aim to be both a retailer and provider of such needed consumer services and provide a one-stop resource for professional services on hair, nails and skin care. The Company also plans to offer such services as body and spa treatments, facials, massages, waxing, and tans.

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

Browsing  and  Searching

Beautymerchant.com allows its customers to interactively search and browse more than 8,500 name brand products. The Company has created a "featured brands" section allowing customers to explore the brand names we offer. Also, an extended category list allows customers to search for their favorite products by category. New products are added weekly.

Secure  Credit  Card  Payment

Beautymerchant.com utilizes secure software through Bank One Inc. a third party cyber cash platform for e-commerce transactions, providing encrypted personal information, including credit card numbers, names and addresses.


Fulfillment  and  Availability

All of the Company's products are shipped within 24 hours from distributor partners. Some products are available within 3-7 days. Others are generally available within 4-6 weeks. The Company uses e-mail to notify customers of order conditions. The Company seeks to provide rapid and reliable fulfillment of customer orders.

Technology

The Company recently formed an alliance with Webcast1 Inc. of Boca Raton, Florida, a leading host and web designer. Webcast1 will be providing web hosting through Rapid Site/Verio. The Company recently switched its site host due to continued technical problems and issues. In addition, the E-commerce store has been completely upgraded with 'state-of-the-art' features. This arrangement will provide the Company with '24/7' support.

Products  and  Geographic  Expansion

The Company began retail operations in early 2000, and will attempt to expand product sales on a continual basis. The Company has made significant improvements over the first two quarters.

Affiliate  Program

The  Company  intends to increase market presence through its affiliate program.
The Company plans to develop an internal marketing program whereby vendors are compensated for purchasing the Company's products and services and referring new customers.

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

Beautymerchant.com is expecting to add 2-5 new employees for the first 12 months of retail operations. The three employees that are presently on staff will manage these new employees.

Since the Company's inception, it has incurred losses from operations. The Company anticipates losses to increase relating to the following factors:

* The development of the Beautymerchant.com and Beauty Works USA brand, marketing and promotion.
*     Expanded  product  offering  and  increased  categories  of  products.
*     Continued  website  development  costs.
*     Additional  personnel  to  manage customer service and in-house marketing.
* Increases in general and administrative costs to support the Company's growing operations.

The ability to become profitable depends on the ability to generate higher revenues and maintain low expense levels. The Company's limited operating history makes it difficult to forecast its revenues.

Stock  Based  Compensation

Several key officers and management have elected to be compensated with stock by S-8 registration. This has provided substantial cash savings.

Additional  Financing

The Company may need to raise additional funds to meet operating requirements in the future. If the Company raises additional funds through issuance of equity related or debt securities, such securities may have rights to the Company's common stock, such as warrants or options. Shareholders may experience additional dilution from exercise of these equity instruments. The Company cannot be certain that additional financing will be available when required or at all. (See 'Liquidity and Capital Resources' for discussion on financing agreement with Standart Capital, S.A., Inc., investments bankers).

ITEM  2.  PROPERTIES

The Company leases two offices totaling 2,500 sq. ft. for administration and sales at 4818 West Commercial Blvd-Lauderhill, Florida 33319 for $2,575/month. Management considers these facilities to be adequate for its requirements for the immediate future. These leases expire at various dates through December 2002. See Note C of the Notes to Financial Statements for additional information about the Company's commitments under terms of the non-cancelable leases.

ITEM  3.  LEGAL  PROCEEDINGS

The Company is not a party to any legal proceedings, nor, to the best of its knowledge, are any such proceedings threatened or contemplated.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No  matter  was  submitted  to  a  vote  during  the  fourth  quarter.


                                     PART II
                                     -------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

(a) The principal market in which the Company's common stock is traded is the Over-the-Counter market. The table below presents the high and low bid price for the Company's common stock each quarter during the past two years and reflects inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions. The Company obtained the following information from brokers who make a market in the Company's securities.


                         Bid
                         ---
Quarter Ended       Low       High
-------------        ---      ----

03/31/99*          $ .25     $7.00
06/30/99            2.00      6.50
09/30/99             .50      7.75
12/31/99             .50      3.00
03/31/00             .94      1.56
06/30/00             .38      1.25
09/30/00             .21       .43
12/31/00             .07       .36

* There was no trading prior to this time

(b) Holders. The approximate number of holders of record of the Registrant's Common Stock as of March 22, 2000 was 68.

(c) The Registrant has paid no dividends from inception to date and does not currently intend to do so.


ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS

Selected financial data
                              Year Ended December 31
                              ----------------------
                               2000             1999
                               ----             ----
Net Sales                     $376,450     $ 429,172

Net Loss                      (794,306)     (166,435)
Net Loss per
Common Share                      (.06)         (.01)
Weighted Average
Common Shares Outstanding    12,879,714   11,729,054

                              As of  December 31,
                              -------------------
                              2000              1999
                              ----              ----
Total Assets                  $137,330     $ 534,665
Working Capital                133,228       513,256
Shareholders' Equity (Deficit) 142,536       522,608

No dividends have been declared or paid for any of the periods presented.

Liquidity and Capital Resources

Years  ended  December  31,  2000  and  December  31,  1999

Cash flows used in operations were a negative $359,498 for the year ended December 31, 2000, and a negative $155,317 for the year ended December 31, 1999. Negative cash flows from operating activities for the years ended December 31, 2000 and 1999 are primarily attributable to losses from operations, partially offset by the common stock issued for services.

Cash flows from investing activities were a negative $1,565 for the year ended December 31, 2000 and a negative $9,295 for the same period in 1999. The negative cash flows were primarily attributable to new equipment purchases during 2000 and 1999.

Cash flow generated from financing activities were $305,826 for the year ended December 31, 2000 and $271,876 for the year ended December 31, 1999. The positive cash flows were primarily due to the private placement of common stock sold during 2000 and 1999.

The Company has funded its cash needs from inception through December 31, 2000 with a series of debt and equity transactions, including private placements.

During October 2000, the Company signed an agreement with Standart Capital, S.A., Inc. of West Palm Beach, Florida, an investment-banking firm, to assist in a private placement stock offering for the Company. Under the terms of the agreement, Standart Capital, S.A. agreed to use its best efforts to locate funding for the Company between $500,000 and $3 million within the next 24 months. The term of the agreement lasts until October 2002. As of the date of the report, no funds have been raised for the Company.

The shareholder loan receivable of $7,892 on December 31, 2000 is due from Edward A. Roth, President and majority shareholder. The loan is evidenced by a written promissory note, bearing interest at 12% per annum.

During the years ended December 31, 2000 and 1999, the Company issued 2,844,995 shares of its common stock in a limited Regulation D private placement. The shares were issued to five unrelated investors and yielded aggregate proceeds to the Company of $555,889.

Web site development costs have been paid to the web designer. Expenses for development, marketing and advertisements were approximately $85,000 during the Year 2000. The company also created an initial inventory valued at approximately $5,000. The value and amount of the inventory may increase as business develops. The Company has gained approval for 30 day lines of credit with its distributors. This will allow the Company to purchase the needed ongoing inventory. Additional development, marketing, advertising, and inventory costs are being paid for with funds from the proceeds of a limited private offering executed in February of 1999 and the issuance of common stock for certain services. The Company expects to use revenues from the web site to pay for its operating costs. However, the Company does not guarantee that such revenues will be adequate to fund the Company's plans.

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

On a long-term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues, additional infusions of capital and debt financing. The Company is considering launching a wide scale marketing and advertising campaign. The current Company's capital and revenues are not sufficient to fund such a campaign. If the Company chooses to launch such a campaign it well require substantially more capital. If necessary, the Company plans to raise this capital through an additional follow-on stock offering. The funds raised from this offering will be used to develop and execute the marketing and advertising strategy that may include the use of television, radio, print and Internet advertising. However, there can be no assurance that the Company will be able to obtain additional equity or debt financing in the future, if at all. If the Company is unable to raise additional capital, the growth potential will be adversely affected. Additionally, the Company will have to significantly modify its plans.

Financing activities for the year ended December 31, 1999 also consisted of principal repayments under the company's capitalized lease obligation, which it has for its office equipment, and repayments of shareholder loans payable in the amount of $2,500 and $41,127, respectively. Repayments under the capitalized lease obligation for the year ended December 31, 2000 were $2,560.

Results  of  Operations
-----------------------

Sales

Sales for the year ended December 31, 2000 decreased to $376,450 from $429,172 for the year ended December 31, 1999, a decrease of 12%. The decrease in revenues was primarily attributable to a decrease in the revenues from Cleaning Express USA, the home cleaning service subsidiary, somewhat offset by revenues earned by the BeautyMerchant.com subsidiary.

Sales from the home cleaning industry have accounted for approximately 90% of total net sales in 2000 and nearly all of the sales in 1999. The Company plans to accelerate growth of sales in 2000 by increasing expenditures on marketing and growing public awareness of services.

Income  /  Losses

Net losses for the year ended December 31, 2000 increased to $791,306 from $166,435 for the year ended December 31, 2000, an increase of 375%. The substantial increase in losses was attributable primarily to an increase in non-cash expenses relating to payroll expenses and professional services, which were $387,346 and $201,027, respectively

The Company expects to continue to incur losses at least through fiscal 2001 and there can be no assurance that the Company will achieve or maintain profitability or that its revenue growth can be sustained in the future.

Expenses

Selling, general and administrative expenses for the year ended December 31, 2000, increased to $906,322 from $408,161 for the year ended December 31, 1999, an increase of 122%. The increase in selling, general and administrative expenses was the result of a significant increase in payroll expenses and professional fees associated with the launching of Beautymerchant.com, which were $387,346 and $201,027, respectively.

Depreciation and amortization expenses for the years ended December 31, 2000 and December 31, 1999 were $3,800 and $2,850, respectively. The increase was due to additional equipment purchased by the Company during 2000 and 1999.

The company has attempted to reduce rent expenses by closing the Boca Raton office at the end of 1999 and consolidating operations in the Fort Lauderdale office of Cleaning Express USA. This reduces overhead expenses by a projected 4-5% for the coming year. In addition, the company has taken steps to change daily operations of Cleaning Express USA, projecting a savings of 5-10% over the new year. Specifically, the Company is anticipating a lower labor cost associated with its cleaning services and lower web site maintenance leading into 2001. Reduction of sales was the primary reason for decreasing such expenses, caused by a temporary shortage of cleaning personnel in the South Florida area.

     The Company expects increases in overall expenses through 2001 as the Company moves toward increasing development and marketing of its Beauty Works, USA subsidiary.

Cost  of  Sales

The largest factor in the variation from year to year in the cost of sales as a percentage of net sales is the cost of labor.

The cost of sales for the year ended December 31, 2000 was $263,394 compared to $252,402 for the year ended December 31, 1999. The increase in the cost of sales was primarily attributable an increase in product sales in Beautymerchant.com. Cost of sales as a percentage of sales for December 31, 2000 and 1999 was 70% and 59%, respectively.

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

ITEM  7.  FINANCIAL  STATEMENTS

                        CONSOLIDATED FINANCIAL STATEMENTS

                            BEAUTYMERCHANT.COM, INC.
                            ------------------------
                                 & SUBSIDIARIES
                                 --------------

                                December 31, 2000

                                    CONTENTS

=====================================================================

INDEPENDENT  AUDITORS'  REPORT

CONSOLIDATED  BALANCE  SHEET
     ASSETS,  LIABILITIES  AND  STOCKHOLDERS'  EQUITY

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS

CONSOLIDATED  STATEMENT  OF  STOCKHOLDERS'  EQUITY

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

=====================================================================

PERRELLA & ASSOCIATES, P.A.
                                                           555 S. POWERLINE ROAD
                                                    POMPANO BEACH, FLORIDA 33069

PHONE (954) 979-5353
FAX     (954) 979-6695

To the Board of Directors and Stockholders:
BEAUTYMERCHANT.COM, INC. & SUBSIDIARIES
4818 West Commercial Boulevard
Fort Lauderdale, Florida 33319

We have audited the accompanying consolidated balance sheet of Beautymerchant.com, Inc. and its wholly owned subsidiaries as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the year ended December 31, 1999 were prepared by other certified public accountants; whose report dated March 1, 2000 expressed an unqualified opinion.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beautymerchant.com, Inc. (a Nevada corporation) and its wholly-owned subsidiaries as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ Perrella & Associates, PA

March 12, 2001










                           CONSOLIDATED BALANCE SHEET
                     BEAUTYMERCHANT.COM, INC. & SUBSIDIARIES
                                December 31, 2000



               ASSETS
               ------


CURRENT ASSETS
--------------------------------
  Cash . . . . . . . . . . . . .  $ 56,191
  Accounts receivable. . . . . .     1,684
Marketable securities. . . . . .    68,000
Inventory. . . . . . . . . . . .     3,563
  Shareholder loan receivable. .     7,892
                                  ---------
    TOTAL CURRENT ASSETS . . . .   137,330

FIXED ASSETS
  Furniture. . . . . . . . . . .     6,521
  Leasehold improvements . . . .     2,000
  Equipment. . . . . . . . . . .    32,185
  Less: Accumulated depreciation   (32,344)
                                  ---------
      NET FIXED ASSETS . . . . .     8,363

OTHER ASSETS
--------------------------------
  Deposits . . . . . . . . . . .     3,700
                                  ---------
    TOTAL OTHER ASSETS . . . . .     3,700
                                  ---------

      TOTAL ASSETS . . . . . . .  $149,393
                                 ==========














         See notes to audited financial statements and auditors' report.



                     CONSOLIDATED BALANCE SHEET (CONTINUED)
                     BEAUTYMERCHANT.COM, INC. & SUBSIDIARIES
                                December 31, 2000


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------



CURRENT LIABILITIES
-------------------------------------------------
  Accounts payable and accrued expenses . . . . .  $     2,230
  Current portion of capitalized
           lease obligation . . . . . . . . . . .        1,862
                                                   ------------
    TOTAL CURRENT LIABILITIES . . . . . . . . . .        4,092
                                                   ------------

LONG-TERM DEBT
-------------------------------------------------
  Capitalized lease obligation. . . . . . . . . .        2,765
                                                   ------------

COMMITMENTS - NOTE C
-------------------------------------------------

STOCKHOLDERS' EQUITY
-------------------------------------------------
  Common stock ($.001 par value; 100,000,000
     shares authorized, 11,685,065 shares issued
     and outstanding) . . . . . . . . . . . . . .       11,685
  Convertible preferred stock ($.001 par value;
   50,000,000 shares authorized, 1,000,000. . . .           --
   shares issued and outstanding) . . . . . . . .        1,000
Additional paid-in-capital. . . . . . . . . . . .    1,157,137
  Retained deficit. . . . . . . . . . . . . . . .   (1,027,286)
                                                   ------------
                                                       142,536
      TOTAL STOCKHOLDERS' EQUITY. . . . . . . . .      $149,393
                                                   ------------
                                                   ============










         See notes to audited financial statements and auditors' report.


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     BEAUTYMERCHANT.COM, INC. & SUBSIDIARIES
                 For the Years Ended December 31, 1999 and 2000
                 ==============================================



                                       1999          2000
                                      -----          ----


REVENUE
-------

  Sales                             429,172       376,450
  Cost of Sales                    (252,402)     (263,394)
                                   --------       --------
     GROSS PROFIT                   176,770       113,056

SELLING, GENERAL & ADMINISTRATIVE EXPENSES
------------------------------------------

  Advertising                        96,094       121,940
  Automobile                          4,452         7,028
  Bad Debt Expense                   65,197         5,736
  Bank Service Charges                  945         2,026
  Continuing Professional Education   3,385            25
  Consulting Fees                       -0-        96,097
  Depreciation                        2,850         3,800
  Employee Leasing                   61,566        13,856
  Equipment Leasing                   4,962           -0-
  Insurance                           9,065        25,418
  Office Expense and Supplies        25,574        15,732
  Payroll Expenses                      -0-       387,346
  Professional Fees                  71,183       104,930
  Public Trading                      9,815        37,800
  Rent                               29,449        32,526
  Repairs & Maintenance                 356           529
  Taxes & Licenses                    1,612         1,036
  Telephone                           8,915        18,572
  Travel and Entertainment            3,503         3,500
  Utilities                           1,863         1,479
  Web Site Development                7,375        26,946
                                     ------       -------
     TOTAL EXPENSES                 408,161       906,322
                                     -------      -------








         See notes to audited financial statements and auditors' report.



                  CONSOLIDATED STATEMENTS OF OPERATIONS (CONT.)
                     BEAUTYMERCHANT.COM, INC. & SUBSIDIARIES
                 For the Years Ended December 31, 1999 and 2000
                 ==============================================



                                                        1999          2000
                                                    ------------  ------------
  OPERATING LOSS . . . . . . . . . . . . . . . . .  $  (231,391)  $  (793,266)

OTHER INCOME (EXPENSE)
--------------------------------------------------

  Interest Income. . . . . . . . . . . . . . . . .       65,837           -0-
  Interest Expense . . . . . . . . . . . . . . . .         (881)       (1,040)
                                                    ------------  ------------
Total Other Income (Expense) . . . . . . . . . . .       64,956        (1,040)
                                                    ------------  ------------

  LOSS BEFORE INCOME TAXES . . . . . . . . . . . .     (166,435)     (794,306)

  Income Taxes - Note D. . . . . . . . . . . . . .          -0-           -0-
                                                    ------------  ------------

  NET LOSS . . . . . . . . . . . . . . . . . . . .     (166,435)     (794,306)


Basic and fully diluted net loss per common share.  $      (.01)  $      (.06)
                                                    ============  ============

Weighted average common shares . . . . . . . . . .   11,729,054    12,879,714
                                                    ============  ============
















         See notes to audited financial statements and auditors' report.



                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     BEAUTYMERCHANT.COM, INC. & SUBSIDIARIES
                 For the Years Ended December 31, 1999 and 2000
                 ==============================================



                                                         1999        2000
                                                      ----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
----------------------------------------------------
  Net loss . . . . . . . . . . . . . . . . . . . . .   (166,435)   (794,306)
  Adjustments to reconcile net loss
  to net cash used in operating activities:
  Depreciation . . . . . . . . . . . . . . . . . . .      2,850       3,800
  Recoverable income taxes decrease. . . . . . . . .        400         -0-
  Common stock issued in exchange for services . . .     38,502     103,907
  Adjustment due to stock split. . . . . . . . . . .      1,000         -0-
  (Increase) decrease in operating assets:
   Accounts receivable . . . . . . . . . . . . . . .     (4,885)      3,701
   Inventory . . . . . . . . . . . . . . . . . . . .     (4,542)        979
   Prepaid expenses. . . . . . . . . . . . . . . . .     (1,781)    393,121
   Deposits. . . . . . . . . . . . . . . . . . . . .     (2,000)        -0-
  (Decrease) in operating liabilities:
Excess of outstanding checks over bank balance . . .    (11,366)        -0-
   Accounts payable & accrued expenses . . . . . . .     (7,060)     (2,700)
                                                      ----------  ----------

    NET CASH USED IN
    OPERATING ACTIVITIES . . . . . . . . . . . . . .   (155,317)   (359,498)
                                                      ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
----------------------------------------------------
  Expenditures for leaseholds and equipment. . . . .     (9,295)     (1,565)
                                                      ----------  ----------

    NET CASH USED IN
    INVESTING ACTIVITIES . . . . . . . . . . . . . .     (9,295)     (1,565)
                                                      ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
----------------------------------------------------
  Proceeds from common stock issuances/subscriptions    315,563     240,326
  Payments on shareholder/officer loans payable. . .    (41,127)        -0-
  Principal repayments under capital lease . . . . .     (2,560)     (2,500)
                                                      ----------  ----------

  NET CASH PROVIDED BY
    FINANCING ACTIVITIES . . . . . . . . . . . . . .  $ 271,876   $ 305,826
                                                      ----------  ----------




         See notes to audited financial statements and auditors' report.



                  CONSOLIDATED STATEMENT OF CASH FLOWS (CONT.)
                     BEAUTYMERCHANT.COM, INC. & SUBSIDIARIES
                 For the Years Ended December 31, 1999 and 2000
                 ==============================================

                                            1999           2000
                                            -----           ----

     NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                   107,264      (55,237)

Cash and cash equivalents, beginning of year  4,164      111,428
                                            -------      -------

     CASH AND CASH EQUIVALENTS,
     END OF YEAR                         $  111,428   $   56,191
                                         ==========  ============

SUPPLEMENTAL  CASH  FLOW  INFORMATION:
--------------------------------------

Supplemental disclosures of cash flow information for the year ended December 31, 1999 and 2000 is summarized as follows:

Cash paid during the year for interest and income taxes:
                                           1999       2000
                                          -----       ----

     Income Taxes                      $       -     $    -
     Interest                          $     881     $1,040
                                       =========   ========

NON-CASH FINANCING ACTIVITES:
-----------------------------

Incurrence of shareholder loan receivable for sale
  of common and preferred stock to officer   $     8,000   $   -
                                             ===========   =========

Common stock issued to officers/shareholders for
  year 2000 services, charged to prepaid expenses
                                             $  389,340    $   -
                                             ===========   =========
Common stock issued for other services       $       -0-   $ 103,907
                                             ===========   =========

Common stock issued in exchange for marketable securities
                                             $       -0-   $   68,000
                                             ===========   ==========

Retirement of common stock                   $       -0-   $  359,667
                                             ===========   ==========





         See notes to audited financial statements and auditors' report.





                                       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                          BEAUTYMERCHANT.COM, INC. & SUBSIDIARIES
                                       For the Year Ended December 31, 1999 and 2000
                                       =============================================


                                          Convertible                                              Additional
                                         Common Stock                      Preferred Stock         Paid-in     Retained
                                            Shares           Amount         Shares     Amount      Capital      Deficit
                                         -------------  -----------------  --------------------    --------------------
Balances, January 1, 1999 . . . . . . .     3,183,350   $          3,183         -0-        -0-         -0-   $   (66,545)

  Reverse common stock split
  (1 for 10) Equity Effects . . . . . .    (2,861,020)            (2,861)        -0-        -0-       2,861           -0-

  Common stock issued
     for 1999 services. . . . . . . . .        36,500                 37         -0-        -0-      38,465           -0-

  Sale of common stock under
     Reg D Offering . . . . . . . . . .     4,487,274              4,487         -0-        -0-     982,713           -0-

  Common stock issued to
     Officer/Shareholder. . . . . . . .     8,000,000              8,000         -0-        -0-         -0-           -0-

  Net Loss for the year . . . . . . . .           -0-                -0-         -0-        -0-         -0-      (166,435)

  Convertible preferred stock issued in
     exchange for promissory note . . .           -0-          1,000,000       1,000        -0-         -0-           -0-

  Common stock issued for 2000
     services . . . . . . . . . . . . .       333,000                333         -0-        -0-     389,007           -0-
Balances, December 31, 1999 . . . . . .    13,179,104   $         13,179   1,000,000  $   1,000  $1,413,046   $  (232,980)
                                         -------------  -----------------  ---------  ---------  -----------  ------------

  Common stock issued for services. . .       148,240                148         -0-        -0-     103,760           -0-

Retirement of shares during the year. .    (1,642,279)            (1,642)        -0-        -0-    (359,667)          -0-

  Net Loss for the year . . . . . . . .           -0-                -0-         -0-        -0-         -0-      (794,306)
Balances, December 31, 2000 . . . . . .    11,685,065   $         11,685   1,000,000  $   1,000  $1,157,139   $(1,027,286)
                                         -------------  -----------------  ---------  ---------  -----------  ------------




         See notes to audited financial statements and auditor's report.







                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     BEAUTYMERCHANT.COM, INC. & SUBSIDIARIES
                 For the Years Ended December 31, 2000 and 1999
                 ==============================================

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Business  Activity  -  Beautymerchant.com,  Inc.  (a Nevada corporation) legally
------------------
changed its corporate name in 1999 and was formerly known as ATR Industries, Inc., a Nevada corporation, which was incorporated in 1987. These financial statements include the effects of its wholly owned subsidiaries, Cleaning Express USA (a Florida corporation) and Beauty Merchant, Inc. (a Florida corporation). The company is a full service cleaning company offering daily residential cleaning services, carpet cleaning and other related services in the South Florida area under the name of Cleaning Express USA. During April 2000, the Company began operations as an E-commerce distributor of beauty products.

Accounts  Receivable  -  Accounts  receivable are charged to bad debt expense as
--------------------
they are deemed uncollectible based upon a periodic review of the accounts. Bad debt expense for the year ended December 31, 2000 was $5,736 due to credit charge backs on certain international Internet orders for beauty products.

Fixed  Assets  - Fixed Assets are recorded at cost and include expenditures that
-------------
substantially increase the productive lives of the existing assets. Maintenance and repair costs are expensed as incurred. Depreciation is provided using the straight-line method and other methods that approximate the straight-line method. It is calculated over recovery periods as prescribed by management which range from 5 years for equipment to 7 years for furniture. Leasehold improvements are amortized over the terms of the office operating leases.

When a fixed asset is disposed of, its cost and related accumulated depreciation are removed from the accounts. The difference between undepreciated cost and proceeds from disposition is recorded as gain or loss.

Advertising  -  The  Company  charges  the  costs of advertising to expense when
-----------
incurred.

Basis  of  Presentation  - The financial statements are presented on the accrual
-----------------------
basis  of  accounting.

Uninsured Deposits - At various times during the years, the Company maintained a
------------------
bank  account  balance  which  exceeded  federally  insured  limits.

Marketable  Securities  - Marketable securities include the Company's investment
----------------------
in various equity securities recorded at fair market value. Classification as current is based on the Company's intent to hold or sell the securities within one year. The marketable securities were also classified as trading securities with holding gains and losses recognized in current period income.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                     BEAUTYMERCHANT.COM, INC. & SUBSIDIARIES
                 For the Years Ended December 31, 2000 and 1999
                 ==============================================

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)
-----------------------------------------------------------

Cash  and  Cash  Equivalents  - For purposes of the Statement of Cash Flows, the
----------------------------
Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents.

Revenue  Recognition-  Revenue  for  the  residential  cleaning  operations  is
--------------------
recognized  when  cleaning  services  are  performed.

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

Web  Site  Research  and Development - All costs incurred during the application
------------------------------------
development stage of web site research and development are capitalized. All training and application maintenance costs incurred during the post implementation (operation stage) are expensed. GJGene JohnstonThis is where we changed this statement 4/12/00.All upgrades and enhancements incurred during the post implementation (operations stage) are capitalized.

Income Taxes - Income taxes are provided for the tax effects of transactions
------------
reported in the financial statements and consist of deferred taxes related primarily to differences between the bases of certain assets and liabilities for financial and tax reporting. Deferred taxes represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. The income tax benefit consists of taxes currently refundable due to net operating loss carryback provisions for federal and state governments. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or the entire deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment. There are no other deferred income tax assets or liabilities required to be recorded or disclosed in accordance with Statement of Financial Accounting Standards No.109.




               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                     BEAUTYMERCHANT.COM, INC. & SUBSIDIARIES
                 For the Years Ended December 31, 2000 and 1999
                 ==============================================

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)
-----------------------------------------------------------

Use  of  Estimates  - The preparation of financial statements in conformity with
------------------
generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Comprehensive Income (Loss) - The Company adopted Financial Accounting Standards
---------------------------
Board Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. There were no material items of comprehensive income (loss) applicable to the Company during the period covered in the financial statements.

NOTE  B  -  OBLIGATION  UNDER  CAPITAL  LEASE
---------------------------------------------

The Company is leasing equipment under a noncancelable capital lease that expires in December, 2002. The obligation under the capital lease has been recorded in the accompanying Balance Sheet at the net present value of the future minimum lease payments, discounted at an interest rate of 20%. The book value of the equipment was approximately $2,500 at December 31, 2000.

Minimum future obligations under this capital lease at December 31, 1999 are as follows:

Year                                  Amount
----                                  ------
2001                                $  3,540
2002                                   3,540
                                   ---------
          Total minimum obligation     7,080

     Less amount representing interest 2,453
                                   ---------

          Present value of net
          minimum obligation           4,627

          Less current portion         1,862
                                   ---------
                                    $  2,765
                                    ========





               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                     BEAUTYMERCHANT.COM, INC. & SUBSIDIARIES
                 For the Years Ended December 31, 2000 and 1999
                 ==============================================

NOTE C - COMMITMENTS
--------------------

The Company leases its offices in Fort Lauderdale, Florida under non-cancelable operating leases that expire from varying dates through December 31, 2002. Future minimum rental payments as of December 31, 2000 in the aggregate and for each of the two succeeding years are as follows:

Year                              Amount
----                              ------

2001                                 31,500
2002                                 23,850
                                  ---------
                                   $ 55,350
                                   ========


Rent expense for 2000 was $32,526.

In 1999, the Company has committed itself to compensate each of its Board of Directors in the amount of 1,000 shares of its common stock annually and 10,000 common stock purchase options over a thirty six-month period. As of the date of this report, no option agreement has been officially adopted, there is no fair market value for the options and none of the equity instruments have been issued.

NOTE D - INCOME TAXES
---------------------

The Company has approximately $703,869 of federal and state net operating losses available, which expire in various years through the year 2014.

Due to operating losses, there is no provision for current federal or state income taxes for the years ended December 31, 2000 and 1999.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.








               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                     BEAUTYMERCHANT.COM, INC. & SUBSIDIARIES
                 For the Years Ended December 31, 2000 and 1999
                 ==============================================

NOTE D - INCOME TAXES (CONT.)
-----------------------------

The Company's deferred tax asset at December 31, 2000 consists of net operating loss carryforwards calculated using federal and state effective tax rates equating to approximately $106,000 less a valuation allowance in the amount of approximately $106,000, respectively. Because of the Company's lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $36,000 and $56,000 for the years ended December 31, 2000 and 1999, respectively.

Utilization of the net operating losses may be subject to certain annual limitations under Code Section 382 of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating losses before full utilization.

The Company's total deferred tax asset as of December 31, 2000 is as follows:

     Net operating loss carryforwards          $   106,000
     Valuation allowance                          (106,000)
                                              -------------

     Net deferred tax asset                    $       --
                                               ============
NOTE  E  -  LOSS  PER  SHARE
----------------------------

The Company adopted Statement of Financial Accounting Standard (SFAS) No.128 during 1999. This statement requires dual presentation of basic and diluted earnings (loss) with a reconciliation of the numerator and denominator of the loss per share computations. Basic earnings per share amounts are based on the weighted average shares of common outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Accordingly, this presentation has been adopted for the period presented. There were no adjustments required to net loss for the period presented in the computation of diluted earnings per share. The basic and diluted weighted average shares outstanding for the years ended December 31, 2000 and 1999 are as follows:

                                                        2000              1999
                                                        ----              ----
Weighted average outstanding common shares used
   for basic and diluted EPS                          12,879,714     11,729,054
                                                      ==========     ==========





               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                     BEAUTYMERCHANT.COM, INC. & SUBSIDIARIES
                 For the Years Ended December 31, 2000 and 1999
                 ==============================================

NOTE F - RECENT ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

In June of 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which the Company has not been required to adopt. The Statement, deferred by SFAS No. 134, is effective for fiscal years beginning after June 15, 2001 and establishes standards for accounting and reporting for derivative instruments and hedging activities. The Company does not expect that the adoption of Statement of Financial Accounting Standards No.133 will have a material impact on its financial statements because the Company does not currently hold any derivative instruments.

In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities". The SOP is effective for fiscal years beginning after December 15, 1998. The SOP requires costs of start-up activities and organization costs to be expensed as incurred. The Company adopted SOP 98-5 for the year ended December 31, 1999. The adoption of SOP 98-5 did not have a material impact on the Company's financial statements.

The FASB has issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," an amendment of FASB Statement No. 65, which the Company has not been required to adopt as of December 31, 1999. Statement No. 65, as amended by FASB Statements No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities", require that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed security as a trading security. This statement further amends Statement No. 65 to require that after the securitization of mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This Statement is effective for fiscal years after December 15, 1998 and did not have a material impact on the Company.

NOTE  G  -  STOCKHOLDERS'  EQUITY
---------------------------------

During the year ended December 31, 2000, the Company issued 148,240 shares of its common stock for services to employees and consultants. The stock issued was valued at the market price at the time of issuance, giving an aggregate value of $103,907. The total amount was expensed during the year ended December 31, 2000 and is included in the accompanying financial statements.



               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                     BEAUTYMERCHANT.COM, INC. & SUBSIDIARIES
                 For the Years Ended December 31, 2000 and 1999
                 ==============================================

NOTE  G  -  STOCKHOLDERS'  EQUITY  (CONT.)
------------------------------------------

During the year ended December 31, 2000, the Company retired 1,642,279 of the common shares that had been subscribed at $.22 per share.

Also during the year ended December 31, 2000, the Company received $240,326 in proceeds from common stock subscribed during the year ended December 31, 1999.

The Company has 1,000,000 shares of preferred stock outstanding at December 31, 2000, which is convertible at the option of the shareholder into 10,000,000 shares of common stock.

NOTE  H  -  SEGMENT  INFORMATION
--------------------------------

Based on the criteria established by SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," the Company operates in two principal business segments - (1) residential cleaning service, and (2) e-commerce operations. In accordance with SFAS 131, the Company is required to describe its reportable segments and provide data that is consistent with the data made available to the Company's management to assess performance and make decisions. The Company does not allocate any operating costs to its e-commerce segment, as management does not use this information to measure the performance of the operating segment. Management does not believe that allocating these expenses is material in evaluating the segment's performance. Information from the internal management reports may differ from the amounts reported under generally accepted accounting principles due to certain corporate level adjustments related to vendor reserves for potential under-delivery of minimum guaranteed orders. The Company did not have its e-commerce segment during the year ended December 31, 1999. Summarized sales information by segment for 2000, as excerpted from the internal management reports, is as follows:

     Residential Cleaning       $340,413
     E-commerce                   36,037
                              ----------
          Total                 $376,450
                                ========


NOTE I - SUBSEQUENT EVENTS
--------------------------

Subsequent to December 31, 2000 the Company authorized the issuance of 1,000,000 shares of its common stock pursuant to a compensation plan for 2001 services. As of the date of this report, no shares have been issued.


               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                     BEAUTYMERCHANT.COM, INC. & SUBSIDIARIES
                 For the Years Ended December 31, 2000 and 1999
                 ==============================================

NOTE J - EMPLOYMENT AGREEMENTS
------------------------------

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

ITEM 8. CHANGES WITH AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     NONE

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)     Identification of Directors

The following information, as of March 22, 2001 is furnished with respect to each Director:
               Year First
          Elected as
Name of Director     Age     Director     Position with Company
----------------     ---     --------     ---------------------

Edward A. Roth       43     1997          Chairman, President & CEO
Alisha Roth          35     1997          Secretary, Treasurer, Director
Barbara Patigalia    50     1997          Director

All Directors serve for one-year terms, which expire at the annual shareholders meeting in 2000.

The following information, as of March 22, 2001 is furnished with respect to each officer:
(b)     Identification of Executive Officers

Name of Officer          Age     Position   (Date Elected To Position)
---------------          ---     -------------------------------------

Edward A. Roth           43     Chairman, President & CEO (1997)
Michael J. Bongiovanni   39     Chief Financial Officer
Alisha Roth              35     Secretary, Treasurer, Director (1997)

All officers serve at the pleasure of the Board.

There are no arrangements or understandings pursuant to which any of them were elected as officers.

Edward A. Roth has been President and Director of the Company since 1997. Mr. Roth previously served as Vice-President and Director of Operations for Cleaning Express USA since it's inception in November 1994. During this period Mr. Roth developed and implemented all operations and developments creating a company that started with less than 50 customers, and today services over 8,000 customers in South Florida. Mr. Roth was President of Advanced Appearance, a chain of Beauty Salons, in Alabama and Florida form 1978 to 1988. Prior to this Mr. Roth served as a management consultant working independently for 20 years. Mr. Roth has attended Auburn University majoring in Business and marketing, and is also a veteran of the United States Air Force. Edward A. Roth is married to Alisha M. Roth

Michael J. Bongiovanni has been Chief Financial Officer of the Company since April 2000. Mr. Bongiovanni is responsible for SEC reporting compliance and financial analysis of new operations including Beautymerchant.com, Inc. and Beautyworks USA, Inc. Mr. Bongiovanni has served numerous publicly traded companies in financial consulting and business management since 1980. Mr. Bongiovanni received his Masters of Accounting degree at Florida Atlantic University.

Alisha M. Roth has served as Secretary and Director of the Company since 1997. Mrs. Roth served previously as President of Cleaning Express USA, and during her tenure she was in charge of staffing and customer relations. Mrs. Roth has been with Cleaning Express USA since 1994, prior to that she was a resident of Trinidad, West Indies. Mrs. Roth has owned and operated her own business in the restaurant and pre-school development areas, and has 8 years of management experience. Alisha M. Roth is married to Edward A. Roth.

Barbara Patigalia is a language pathologist with the Head Start program in Maryland, and serves as President of the League of Women Voters in Potomac, Maryland. Ms. Patigalia had no business experience during the last 5 years, except other than through her role as a director of the Company.

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


Summary Compensation Table



               Other    Restricted    Restricted
Name and. . .  Fiscal   Annual        Compen       Stock      LTIP     Stock
 Position . .  Year     Salary        Bonuses      - sation   Awards   Options   Bonuses
               =======  ============  ===========  =========  =======  ========  -------
                   (1)           (2)      (3) (7)        (4)      (5)       (6)
               -------  ------------  -----------  ---------  -------  --------
Edward A. . .    2000   $   333,121          -0-        -0-      -0-       -0-       -0-
Roth, CEO . .    1999   $    43,215          -0-        -0-      -0-       -0-       -0-
and President    1998   $       -0-          -0-        -0-      -0-       -0-       -0-
-------------  -------  ------------  -----------  ---------  -------  --------  -------
Michael J . .    2000   $    46,800          -0-        -0-      -0-       -0-       -0-
Bongiovanni,.    1999   $       -0-          -0-        -0-      -0-       -0-       -0-
CFO . . . . .    1998   $       -0-          -0-        -0-      -0-       -0-       -0-
-------------  -------  ------------  -----------  ---------  -------  --------  -------
Alisha Roth,.    2000   $    60,000          -0-        -0-      -0-       -0-       -0-
Secretary,. .    1999   $       -0-          -0-        -0-      -0-       -0-       -0-
Treasurer . .    1998   $       -0-          -0-        -0-      -0-       -0-       -0-
-------------  -------  ------------  -----------  ---------  -------  --------  -------




(1) The dollar value of base salary (cash and non-cash) received. Information on the stock-based compensation can be found in the accompanying audited financial statements.

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

Mr.  &  Mrs.  Roth's  new  compensation  plans  commenced  in  the Fall of 1999.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)     Security Ownership of Certain Beneficial Owners

All persons known by the Registrant to own beneficially more than 5% of any class of the Company's outstanding stock on March 22, 2001, are listed below:



                   Nature of                 Current %
Title of Class. .  Name and Address            # Shares  Ownership   Owned (w)
-----------------  ------------------------  ----------  ----------  ---------
                   Edward A. Roth
Common Stock, . .  4818 W. Commercial Blvd.
 $.001 Par Value.  Lauderhill, FL 33319       8,158,000         (x)        70%
-----------------  ------------------------  ----------  ----------  ---------
Preferred Stock,.  Edward A. Roth
 $.001 Par Value.  4818 W. Commercial Blvd.
(z) . . . . . . .  Lauderhill, FL 33319       1,000,000         (y)
-----------------  ------------------------  ----------  ----------  ---------



(w) On March 22, 2001, there were 11,685,065 shares of common stock issued and outstanding.
     (x) Mr. & Mrs. Roth own the common shares as joint tenants.
(y) Mr. & Mrs. Roth own the preferred shares as joint tenants.
(z) Each share of preferred stock is convertible into ten shares of common stock.


(b)     Security Ownership of Management

The following table sets forth the number of shares owned beneficially on March 22, 2001, by each Director and by all Officers and Directors as a group. Information as to the beneficial ownership is based upon statements furnished to the Company by such persons.



                           Nature of                   Current %
Title of Class. . . . . .  Name and Address              # Shares  Ownership   Owned (w)
-------------------------  --------------------------  ----------  ----------  ---------
                           Edward A. Roth
Common Stock, . . . . . .  4818 W. Commercial Blvd.
 $.001 Par Value. . . . .  Lauderhill, FL 33319         8,158,000       (x)          70%
-------------------------  --------------------------  ----------  ----------  ---------
  Michael J. Bongiovanni
Common Stock, . . . . . .  4818 W. Commercial Blvd.
 $.001 Par Value. . . . .  Lauderhill, FL 33319            14,500  Direct            **
-------------------------  --------------------------  ----------  ----------  ---------
  Barbara Patagalia
Common Stock, . . . . . .  4818 W. Commercial Blvd.
 $.001 Par Value. . . . .  Lauderhill, FL 33319             2,000  Direct            **
-------------------------  --------------------------  ----------  ----------  ---------
Common Stock, . . . . . .  All Officers and Directors
 $.001 Par Value. . . . .  as a Group                   8,174,500  Direct            70%
-------------------------  --------------------------  ----------  ----------  ---------
Preferred Stock,. . . . .  Edward A. Roth
 $.001 Par Value. . . . .  4818 W. Commercial Blvd.
(z) . . . . . . . . . . .  Lauderhill, FL 33319         1,000,000       (y)         100%
-------------------------  --------------------------  ----------  ----------  ---------




** Less than .01%

w) On March 22, 2001, there were 11,685,065 shares of common stock issued and outstanding.
     (x) Mr. & Mrs. Roth own the common shares as joint tenants.
(y) Mr. & Mrs. Roth own the preferred shares as joint tenants.
     (z) Each share of preferred stock is convertible into ten shares of common stock.

(c)     Changes in Control

The Company knows of no contractual arrangements which may at a subsequent date result in a change of control in the Company.




ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)     Transactions with management and others
None involving more than $60,000.

(b)     Parents of Small Business Issuer
None.

(c)     Transactions with Promoters
None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Financial Statements
1. The following financial statements of BeautyMerchant.com, Inc. & Subsidiaries are included in Part II, Item 7:

Independent Auditors' Report            14
Balance Sheet-December 31, 2000         15-16
Statements of Operations - years ended
     December 31, 2000 and 1999         17-18
Statements of Cash Flows - years ended
     December 31, 2000 and 1999         19-20
Statements of Stockholders Equity (Deficit)- years ended
     December 31, 2000 and 1999         21
Notes to Financial Statements           22-28

     2. Exhibits
3. Articles of incorporation and bylaws are incorporated by reference to Exhibit No. 1 of Form 10-SB filed November 1999.

10. Employment agreements for Edward Roth and Alisha Roth are incorporated by reference to Exhibit No. 1 of Form 10-SB filed November 1999.

(b)     Reports on Form 8-K
There were no reports on Form 8-K for the three months ended December 31, 2000.





                           --Signature Page Follows--

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BEAUTYMERCHANT.COM, INC.
------------------------
                                        (Registrant)

                                        /s/ Michael J. Bongiovanni
                                        --------------------------
Date:  March 22, 2001
                                        Michael J. Bongiovanni
                                        Chief Financial Officer
/s/ Edward A. Roth
------------------
Edward A. Roth
President & CEO

/s/ Alisha Roth
---------------
Alisha Roth
Secretary, Treasurer,
Director

/s/ Barbara Patagalia
---------------------
Barabara Patagalia
Director