Form 10QSB
period 2001-03-31
BEAUTYMERCHANT COM INC
filed 2001-05-11
CIK 821524

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


                           NATIONAL BEAUTY CORPORATION
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)

                            BEAUTYMERCHANT.COM, INC.
                            ------------------------
                           (Former name of registrant)

          Nevada                                   13-3422912
     -----------                                   ----------
(State or other jurisdiction of                   (IRS Employer
incorporation or organization)              identification No.)


             4818 W. Commercial Blvd., Ft. Lauderdale, Florida 33319
             -------------------------------------------------------
                    (Address of principal executive offices)

                                 (954) 717-8680
                                 --------------
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares of common stock outstanding as of May 10, 2001: 11,749,974










<PAGE 1>




                   NATIONAL BEAUTY CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2001 AND DECEMBER 31, 2000


                               (Unaudited)
ASSETS                        March 31, 2001    Dec. 31, 2000
---------------------------
CURRENT ASSETS:
---------------------------
Cash and cash equivalents .  $        49,168   $       56,191
Accounts receivable . . . .            1,929            1,684
Marketable securities . . .           38,500           68,000
Inventory . . . . . . . . .            3,853            3,564
Shareholder loan receivable            1,879            7,892
TOTAL CURRENT ASSETS. . . .           95,329          137,331
                             ----------------  ---------------

FIXED ASSETS
---------------------------
Furniture and fixtures. . .            6,521            6,521
Leasehold improvements. . .            2,000            2,000
Equipment . . . . . . . . .           32,185           32,185
Accumulated depreciation. .          (33,144)         (32,344)
NET FIXED ASSETS. . . . . .            7,562            8,362
                             ----------------  ---------------

OTHER ASSETS:
---------------------------
Deposits. . . . . . . . . .            3,700            3,700
TOTAL OTHER ASSETS. . . . .            3,700            3,700
                             ----------------  ---------------

TOTAL ASSETS. . . . . . . .  $       106,591   $      149,393
                             ================  ===============













                 See accompanying notes to financial statements
<Page 2>





                              NATIONAL BEAUTY CORPORATION & SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS (CONTINUED)
                              AS OF MARCH 31, 2001 AND DECEMBER 31, 2000


                                                                       (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY                                  March 31, 2001    Dec. 31, 2000
-------------------------------------------------------------------
CURRENT LIABILITIES
-------------------------------------------------------------------
Accounts payable and accrued expenses . . . . . . . . . . . . . . .  $         2,230   $        2,230
Current portion of capitalized lease obligation . . . . . . . . . .            1,787            1,862
TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . . . .            4,017            4,092

LONG-TERM DEBT
-------------------------------------------------------------------
Capitalized lease obligation. . . . . . . . . . . . . . . . . . . .            2,215            2,765

STOCKHOLDERS' EQUITY
-------------------------------------------------------------------
Common stock ($.001 par value, 100,000,000 shares authorized;
11,749,974 and 11,685,065 issued and outstanding at March 31, 2001
and December 31, 2000, respectively). . . . . . . . . . . . . . . .           11,750           11,685
Convertible preferred stock ($.001 par value; 50,000,000 shares
authorized, 1,000,000 shares issued and outstanding). . . . . . . .            1,000            1,000
Additional paid in capital. . . . . . . . . . . . . . . . . . . . .        1,160,317        1,157,137
Retained deficit. . . . . . . . . . . . . . . . . . . . . . . . . .       (1,072,708)      (1,027,286)
TOTAL STOCKHOLDERS' EQUITY. . . . . . . . . . . . . . . . . . . . .          100,359          142,536
                                                                     ----------------  ---------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY. . . . . . . . . . . . . . . . . . . . . . . .  $       106,591   $      149,393
                                                                     ===============   ===============

















                 See accompanying notes to financial statements
<Page 3>




                   NATIONAL BEAUTY CORPORATION & SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


                                           2001          2000

REVENUES:
-------------------------------------
Sales . . . . . . . . . . . . . . . .  $    87,287   $   107,640
Cost of Sales . . . . . . . . . . . .      (60,731)      (64,480)
GROSS PROFIT. . . . . . . . . . . . .       26,556        43,160
                                       ------------  ------------

EXPENSES:
-------------------------------------
Advertising . . . . . . . . . . . . .       13,511        44,919
Automobile. . . . . . . . . . . . . .        3,259         1,908
Bank service charges. . . . . . . . .        1,170           282
Consulting. . . . . . . . . . . . . .        3,245           -0-
Depreciation. . . . . . . . . . . . .          800           950
Employee leasing. . . . . . . . . . .          -0-         8,694
Insurance . . . . . . . . . . . . . .        5,544         6,545
Office expenses . . . . . . . . . . .        2,221         6,640
Payroll . . . . . . . . . . . . . . .          -0-        93,118
Professional fees . . . . . . . . . .        1,375        40,066
Public trading. . . . . . . . . . . .          -0-         1,605
Rent. . . . . . . . . . . . . . . . .        6,771         9,553
Repairs & maintenance . . . . . . . .           60           -0-
Taxes & licenses. . . . . . . . . . .        1,425           498
Telephone . . . . . . . . . . . . . .        2,508         4,733
Travel & entertainment. . . . . . . .          460           -0-
Utilities . . . . . . . . . . . . . .          129           342
Web development . . . . . . . . . . .          -0-        19,891
TOTAL EXPENSES. . . . . . . . . . . .       42,478       239,744
                                       ------------  ------------

OPERATING LOSS. . . . . . . . . . . .  $   (15,922)  $  (196,584)

OTHER INCOME (EXPENSE):
-------------------------------------
Unrealized loss on trading securities      (29,500)          -0-
Interest Expense. . . . . . . . . . .          -0-          (260)

NET INCOME. . . . . . . . . . . . . .  $   (45,422)  $  (196,844)
                                       ============= ============
  Net Income per Share -
  basic and fully diluted . . . . . .  $        **   $     (0.01)
  Weighted Average Shares . . . . . .   11,706,701    13,183,667
                                       ============  ============
** Less than $.01



                 See accompanying notes to financial statements
<Page 4>








                             NATIONAL BEAUTY CORPORATION & SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                         FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


                                                                                 2001        2000

CASH FLOWS FROM OPERATING ACTIVITIES:
-----------------------------------------------------------------------------
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(45,422)  $(196,844)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       800         950
Common stock issued for services. . . . . . . . . . . . . . . . . . . . . . .     3,245      15,468
Unrealized loss on trading securities . . . . . . . . . . . . . . . . . . . .    29,500         -0-
(Increase) decrease in operating assets:
Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (245)      5,000
Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (289)         80
Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       -0-     111,768
Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       -0-         -0-
Increase (decrease) in accounts payable and accrued expenses. . . . . . . . .       -0-        (400)
NET CASH PROVIDED BY
(USED IN) OPERATING ACTIVITIES. . . . . . . . . . . . . . . . . . . . . . . .   (12,411)    (63,978)
                                                                               ---------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
-----------------------------------------------------------------------------
Expenditures for leaseholds and equipment . . . . . . . . . . . . . . . . . .       -0-      (1,566)
NET CASH USED IN INVESTING ACTIVITIES . . . . . . . . . . . . . . . . . . . .       -0-      (1,566)
                                                                               ---------- ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
-----------------------------------------------------------------------------
Common stock issuances. . . . . . . . . . . . . . . . . . . . . . . . . . . .       -0-     124,240
Repayment of shareholder loan receivable. . . . . . . . . . . . . . . . . . .     6,013         -0-
Principal repayments under capitalized lease. . . . . . . . . . . . . . . . .      (625)       (625)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES. . . . . . . . . . . . . . .     5,388     123,615

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . . . . . . . .    (7,023)     58,071

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE YEAR . . . . . . . . . . . . . . . . . . . . . . . . . . . .    56,191     111,428

END OF THE PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 49,168   $ 169,499
                                                                              ==========  ==========
SUPPLEMENTARY CASH FLOW
-----------------------------------------------------------------------------
INFORMATION OF NON-CASH FINANCING:
-----------------------------------------------------------------------------
Common stock issued for services. . . . . . . . . . . . . . . . . . . . . . .  $  3,245   $  15,468




                 See accompanying notes to financial statements
<Page 5>




                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                   NATIONAL BEAUTY CORPORATION & SUBSIDIARIES
                           March 31, 2001 (UNAUDITED)


ITEM 1.
-------

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at March 31, 2001, the results of operations for the three month period ended March 31, 2001 and 2000, and cash flows for the three months ended March 31, 2001 and 2000. The results for the period ended March 31, 2001, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2001.

NOTE  2  -  EARNINGS  (LOSS)  PER  SHARE

The  following  represents  the  calculation  of  earnings  (loss)  per  share:

                                    Three               Three
                                    Months  Ended       Months  Ended
BASIC     & FULLY DILUTED*          March 31, 2001      March 31, 2000
-----     ----------------          --------------      --------------
Net Loss                            $     (45,422)     $     (196,844)

Less- preferred stock dividends            -0-                     -0-
                                  ------------          --------------

Net Loss                            $     (45,422)     $     (196,844)
Weighted average number
Of common shares                        11,706,701          13,183,667
                               -------------------    ----------------

Basic & Fully Diluted*
loss per share                    $        **                 $(.01)
                                 ==================    ================

* The Company had no common stock equivalents during the periods presented ** Less than $(0.01)




<PAGE 6>



ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION
--------

With the exception of historical facts stated herein, the matters discussed in this report are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to, statements regarding anticipated levels of future revenues and earnings from operations of the Company. Readers of this report are cautioned not to put undue reliance on "forward looking" statements, which are, by their nature, uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise. In addition the uncertainties include, but are not limited to competitive conditions involving E-commerce, and the sales of cosmetics, beauty and fragrance products.

General  Description  of  Business
----------------------------------

NATIONAL BEAUTY CORPORATION (The 'Company') is made up of three wholly owned subsidiaries: BeautyWorks U.S.A., Inc.; BeautyMerchant.com, Inc.; and Cleaning Express U.S.A. The Company's objective is to become a leading beauty products retailer and provider of beauty services to enhance and brand itself as a shopping destination for beauty products, fragrances and accessories. Through the collective efforts of its subsidiaries, the Company is rapidly building a customer base and expanding its business concept, while offering consumers considerable discounts on name-brand beauty products and cosmetics. The Company plans to become a one-stop provider on that can assist even the most unique of consumer needs. The category market for fragrances alone is estimated at $20 billion.

The Company believes that the sale of cosmetics, accessories and hair care products will offer benefits to customers by providing convenient, competitive pricing. In addition, customers can either enter our retail stores or shop conveniently online to purchase gift certificates, browse and search for favorite beauty and cosmetic products and participate in special promotions. The Company expects to promote brand loyalty and repeat purchases by providing a positive experience that encourages customers to return frequently.

The  Company  plans  to  build  consumer  interest  with  the  following:
     Strong  initial  and  ongoing  branding
     Strong image building strategies (to be accomplished through billboards, radio, television and newspaper).
     Free product samples of ALISHA hair products.
     Strong cross-marketing with BeautyMerchant.com

The Company also plans an aggressive acquisition campaign of existing beauty service salons with established customer bases. The Company will preserve its top quality image through active recruiting of beauty professional and through exceptional customer service. The Company is also seeking to enter into marketing relationships with National advertising agencies to establish concept branding.

The  Company's  business  concept  can  be  summarized  with  the  following:
     Beauty products and services represent a multi-billion dollar industry and remains one of the fastest growing in the U.S. and abroad.
     Beauty services include nails, hair, and skin care as core salon services. The Company utilizes existing beauty service operations to position themselves and create National branding. Plans include developing the Company's concept as establishing it a as a household name within our niche.

<PAGE 7>
Products  and  Geographic  Expansion

The Company intends to expand its service businesses at the local level and plans to accomplish this through additional retail storefront of BeautyWorks U.S.A. Additional stores in the Las Vegas area are also under consideration. The Company plans to add at least two new retail stores during 2001.

The Company began retail sales operations in early 2000, and will attempt to expand product sales on a continual basis. In addition, the Company has greater flexibility of distribution on its products and will attempt to market its concept, 'We Sell Beauty For Less' on a National basis. The Company has made significant improvements over the first year of operations.

Additional  Risk  Factor

National Beauty Corporation, a Nevada corporation, has a limited operating history in its retailing operations. Having just started the retailing operations in the year 2000, the Company has a short operating history upon which to evaluate its business and prospects. As a new sales company, National Beauty Corporation faces intense competitors, and must manage growth effectively. The Company may not succeed in addressing all challenges and risks, including unpredictability of future revenues. To be successful, National Beauty Corporation plans to implement the following:

1.     Retain  existing  customers.
2.     Attract new customers.
3.     Meet customer demands.
4.     Fulfill all customer orders.
5.     Acquire additional sources for merchandise at discounted prices.
6.     Maintain sufficient website traffic.
7.     Increase our Internet exposure on BeautyMerchant.com.
8.     Monitor the competition.
9. Successfully locate and acquire existing beauty operations for BeautyWorks U.S.A.

The principal suppliers to National Beauty Corporation are wholesale distributors, who do not sell retail.

The National Beauty Corporation in-house staff is projected to add 2-5 new employees for the first 12 months of retail operations and with additional staff to be added relevant to the number of business service acquisitions completed during the year. New employees will be managed by the three employees that are presently on staff.

The ability to become profitable depends on the ability to generate higher revenues and maintain low expense levels. The Company's limited operating history makes it difficult to forecast its revenues.

Stock  Based  Compensation

Several key officers and management have elected to be compensated with stock by S-8 registration. This has provided substantial cash savings.





<PAGE 8>

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

BeautyMerchant.com, Inc. sells and distributes popular cosmetic, fragrances and beauty products, primarily to females in the 18-40 age bracket. Additionally, a department will be developed that focuses on the cosmetic and beauty needs of individuals from a variety of ethnic backgrounds and skin color. Products, development and resources in this area will be focused on filling the needs of the African-American community with further expansion to additional ethnic groups planned for the future.

<PAGE 9>

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

Beauty products are marketed over the World Wide Web via the Internet. The Company has agreed to a marketing alliance with MSN.com to advertise on their portal by means of banner ads and site affiliations. Webcast1 Inc. will also provide links and banner impressions to BeautyMerchant.com. The Company also has entered an agreement with Webcast1 Inc. of Boca Raton, Florida to host the site. In addition, the Company developed and marketed a 30 second T.V. spot to promote brand awareness. Other marketing strategies are presently being explored.

The Company also plans to use in-house marketing and advertising to promote its products. The Company has reduced its budget for advertising for 2001 and intends to grow its customer base through cross marketing between its subsidiaries and possible acquisitions of existing revenue producing companies.

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

<PAGE 10>



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

BEAUTYWORKS U.S.A., INC. The Company announced that it expanded its business into a prototype store offering beauty retailing and beauty services hair styling, and nail services at affordable pricing. Two retail 'brick and mortar' stores are expected to be debut in the South Florida area. During the second quarter of 2001, the first retail store was officially opened and is presently servicing South Florida customers.

The Company has retained the services of Neal Realty and Development of Fort Lauderdale, Florida to search for additional shopping center locations. The Company believes this exciting concept of offering National Beauty Corporation products in conjunction with its salon operation will enhance branding of our other operations. The Company intends on cross-marketing the concepts.

BeautyWorks U.S.A plans to rollup existing beauty stores and 'mom and pop' salons and add state of the art design and retail display areas featuring our own private label products as well as designer fragrances and perfumes at discount prices. The Company expects this strategy to position its products for a National branding and establish the company as a household name in on of the fastest growing industries in the United States and abroad.

RESULTS  OF  OPERATIONS
-----------------------

Net  Income

The Company had a net loss of $(45,422), or less than $.01 per common share, for the three months ended March 31, 2001, versus a net loss of $(196,844), or $(.01) for the same period ended March 31, 2000. The change in net loss was primarily due to a decrease in administrative expenses relating to the operation and marketing of the BeautyMerchant.com online superstore.

<PAGE 11>


Sales

Revenues decreased $20,353 or 19% to $87,287 for the three months ended March 31, 2001 as compared with $107,640 for the three months ended March 31, 2000.
The decrease was primarily due to reducing advertising efforts to focus on managing expenses. Average selling prices and gross margins remained fairly constant.

Expenses

Selling, General, and Administrative expenses for the three months ended March 31, 2001 decreased $197,266 to $42,478. In comparison with the three-month period ended March 31, 2000, web development, advertising, professional expenses, and payroll decreased $19,891, $31,408, $38,691, and 93,118, respectively due to the Company's plan to manage expenses and grow efficiently. This included primarily reducing personnel and advertising.

Liquidity  and  Capital  Resources

On March 31, 2001, the Company had cash of $49,168 and working capital of $91,312. This compares with cash of $92,550 and working capital of $241,476 at March 31, 2000. The decrease in working capital was due to a decrease in cash, prepaid expenses, and accounts payable.

Net cash used in operating activities was $12,411 for the three months ended March 31, 2001 as compared with net cash used in operating activities of $63,978 for the period ended March 31, 2000. The decrease in cash used was primarily attributable to a decrease I net loss for the period.

Net cash used in investing activities was $-0- for the three months ended March 31, 2001 as compared with cash used in operating activities of $1,566 for the period ended March 31, 2000. Net cash used in investing activities during 2000 was primarily from fixed asset purchases during the period.

Net cash provided by financing activities totaled $5,388 for the three months ended March 31, 2001 as compared with net cash provided by financing activities of $123,615 for the three months ended March 31, 2000. The decrease in net cash provided by financing activities was primarily due to the collection of subscribed common stock during 2000.

PART II. OTHER INFORMATION
--------

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

<PAGE 12>

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

During May 2001, the Company changed its name from BeautyMerchant.com to National Beauty Corporation.

Item 6. Exhibits and Reports on Form 8-K

None




                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NATIONAL BEAUTY CORPORATION, INC.
                                        (Registrant)



Date:  May 10, 2001                     __________________________
                                        /S/Michael J. Bongiovanni
        Chief  Financial  Officer



















<PAGE 13>