Form 10QSB
period 2001-06-30
BEAUTYMERCHANT COM INC
filed 2001-08-14
CIK 821524

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB




[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2001

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number  of  shares  of  common  stock  outstanding  as  of
August  9,  2001:  72,361










                              INDEX TO FORM 10-QSB
                              --------------------

                                                       Page  No.
                                                       ---------
PART  I
-------

Item  1.     Financial  Statements
     Consolidated  Balance  Sheets  -  June  30,  2001
     and  December  31,  2000                                 3

     Consolidated  Statements  of  Income  -
     Three  and  Six  Months Ended  June  30,  2001
     and  2000                                                4

     Consolidated  Statements of Cash Flows -
     Six Months Ended June 30, 2001 and 2000                  5

     Notes  to  Consolidated  Financial  Statements         6-7

Item  2.    Management's  Discussion  and  Analysis  of  Financial  Condition
            And  Results  of  Operations                   8-12

PART  II
--------

Item  2.     Changes  in  Securities                         13





































                   NATIONAL BEAUTY CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2001 AND DECEMBER 31, 2000

                            (Unaudited)
                 ASSETS    June 30, 2001 Dec. 31, 2000
                 ------
CURRENT ASSETS:
---------------------------
Cash and cash equivalents .  $ 23,354   $ 56,191
Accounts receivable . . . .     1,929      1,684
Marketable securities . . .    12,592     68,000
Inventory . . . . . . . . .     4,087      3,564
Shareholder loan receivable     1,879      7,892
Prepaid expenses. . . . . .       370        -0-
TOTAL CURRENT ASSETS. . . .    44,211    137,331
                             ---------  ---------

FIXED ASSETS
---------------------------
Furniture and fixtures. . .    21,616      6,521
Leasehold improvements. . .     3,500      2,000
Equipment . . . . . . . . .    34,985     32,185
Accumulated depreciation. .   (34,236)   (32,344)
NET FIXED ASSETS. . . . . .    25,865      8,362
                             ---------  ---------

OTHER ASSETS:
---------------------------
Deposits. . . . . . . . . .     7,800      3,700
TOTAL OTHER ASSETS. . . . .     7,800      3,700
                             ---------  ---------

TOTAL ASSETS. . . . . . . .  $ 77,876   $149,393
                             =========  =========













                 See accompanying notes to financial statements



                            NATIONAL BEAUTY CORPORATION & SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS (CONTINUED)
                            AS OF JUNE 30, 2001 AND DECEMBER 31, 2000

                                                                      (Unaudited)
          LIABILITIES AND STOCKHOLDERS' EQUITY                      June 30, 2001   Dec. 31, 2000
          ------------------------------------


CURRENT LIABILITIES
---------------------------------------------------------------------
Accounts payable and accrued expenses . . . . . . . . . . . . . . . .  $     2,230   $     2,230
Note payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        8,400           -0-
Current portion of capitalized lease obligation . . . . . . . . . . .        1,712         1,862
TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . . . . .       12,342         4,092

LONG-TERM DEBT
---------------------------------------------------------------------
Capitalized lease obligation. . . . . . . . . . . . . . . . . . . . .        1,665         2,765

STOCKHOLDERS' EQUITY
---------------------------------------------------------------------
Common stock ($.001 par value, 100,000,000 shares authorized; 72,361 and 58,425 issued and outstanding at June 30, 2001 and December 31,
2000, respectively) . . . . . . . . . . . . . . . . . . . . . . . . .           72            58
Convertible preferred stock ($.001 par value; 50,000,000 shares
authorized, 1,000,000 shares issued and outstanding). . . . . . . . .        1,000         1,000
Additional paid in capital. . . . . . . . . . . . . . . . . . . . . .    1,186,995     1,168,764
Retained deficit. . . . . . . . . . . . . . . . . . . . . . . . . . .   (1,124,198)   (1,027,286)
TOTAL STOCKHOLDERS' EQUITY. . . . . . . . . . . . . . . . . . . . . .       63,869       142,536
                                                                       ------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . . . . . . . .  $    77,876   $   149,393
                                                                       ===========   ============
















                 See accompanying notes to financial statements



                     NATIONAL BEAUTY CORPORATION & SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
              FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                               Three Months Ended June 30, Six Months Ended June 30,
                                         2001        2000        2001        2000
                                                              ----------  ----------
REVENUES:
-------------------------------------
Sales . . . . . . . . . . . . . . . .  $103,028   $  91,515   $ 190,315   $ 199,155
Cost of sales . . . . . . . . . . . .   (66,218)    (63,557)   (126,949)   (128,037)
GROSS PROFIT. . . . . . . . . . . . .    36,810      27,958      63,366      71,118
                                       ---------  ----------  ----------  ----------

EXPENSES:
-------------------------------------
Selling, general and administrative .    62,132     229,781     104,350     469,525
TOTAL EXPENSES. . . . . . . . . . . .    62,132     229,781     104,350     469,525
                                       ---------  ----------  ----------

OPERATING LOSS. . . . . . . . . . . .  $(25,322)  $(201,823)  $ (40,984)  $(398,407)

OTHER INCOME (EXPENSE):
-------------------------------------
Unrealized loss on trading securities   (25,908)        -0-     (55,408)        -0-
Interest expense. . . . . . . . . . .      (260)       (260)       (520)       (520)

NET INCOME. . . . . . . . . . . . . .  $(51,490)  $(202,083)  $ (96,912)  $(398,927)

  Net income per share -
  basic and fully diluted . . . . . .  $  (0.76)  $   (3.07)  $   (1.53)  $   (6.07)
  Weighted average shares*. . . . . .    67,824      65,810      63,287      65,675
                                       =========  ==========  ==========  ==========


*Includes retroactive adjustment for 1 for 200 reverse stock split effected during 2001
**  Less  than  $.01












                 See accompanying notes to financial statements



                             NATIONAL BEAUTY CORPORATION & SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                                                                 2001        2000
CASH FLOWS FROM OPERATING ACTIVITIES:
-----------------------------------------------------------------------------
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(96,912)  $(398,927)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,892       1,900
Common stock issued for services. . . . . . . . . . . . . . . . . . . . . . .    18,245     103,818
Unrealized loss on trading securities . . . . . . . . . . . . . . . . . . . .    55,408         -0-
(Increase) decrease in operating assets:
Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (245)     (1,200)
Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (523)       (445)
Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (370)    174,711
Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (4,100)        -0-
Increase (decrease) in accounts payable and accrued expenses. . . . . . . . .       -0-        (400)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES . . . . . . . . . . . . .   (26,605)   (120,543)
                                                                               ---------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
-----------------------------------------------------------------------------
Expenditures for leaseholds and equipment . . . . . . . . . . . . . . . . . .    (4,395)     (1,566)
NET CASH USED IN INVESTING ACTIVITIES . . . . . . . . . . . . . . . . . . . .    (4,395)     (1,566)
                                                                                          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
-----------------------------------------------------------------------------
Common stock issuances. . . . . . . . . . . . . . . . . . . . . . . . . . . .       -0-     151,230
Repayment of shareholder loan receivable. . . . . . . . . . . . . . . . . . .     6,013         -0-
Principal repayments of note payable. . . . . . . . . . . . . . . . . . . . .    (6,600)
Principal repayments under capitalized lease. . . . . . . . . . . . . . . . .    (1,250)     (1,250)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES. . . . . . . . . . . . . . .    (1,837)    149,980

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . . . . . . . . . . .   (32,837)     27,871

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE YEAR . . . . . . . . . . . . . . . . . . . . . . . . . . . .    56,191     111,428

END OF THE PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 23,354   $ 139,299

SUPPLEMENTARY CASH FLOW INFORMATION OF NON-CASH FINANCING:
-----------------------------------------------------------------------------
Common stock issued for services. . . . . . . . . . . . . . . . . . . . . . .  $ 18,245   $  15,468
Assumption of note payable in connection with assets acquisition. . . . . . .  $ 15,000   $  15,000
                                                                               =========  ==========



                 See accompanying notes to financial statements


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                   NATIONAL BEAUTY CORPORATION & SUBSIDIARIES
                            June 30, 2001 (UNAUDITED)

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at June 30, 2001, the results of operations for the three and six month periods ended June 30, 2001 and 2000, and cash flows for the six months ended June 30, 2001 and 2000. The results for the period ended June 30, 2001, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2001.

NOTE  2  -  EARNINGS  (LOSS)  PER  SHARE

The  following  represents  the  calculation  of  earnings  (loss)  per  share:

                           Three          Three        Six          Six
                           Months  Ended  Months Ended Months Ended Months Ended
BASIC & FULLY  DILUTED*    June 30, 2001 June 30, 2000 June 30,2001 June 30,2001
--------------------------------------------------------------------------------
Net Loss                    $   (51,490) $ (202,083)   $  (96,912) $   (398,927)

Less-  preferred  stock  dividends
                                   -0-          -0-           -0-          -0-
                            ----------------------------------------------------

Net  Loss                   $   (51,490)$  (202,083)   $  (96,912) $   (398,927)
Weighted  average  number
of  common  shares**           67,824        65,810        63,287        65,675
                            ----------------------------------------------------

Basic  &  Fully  Diluted*
loss  per  share            $     (.76) $    (3.07)    $    (1.53) $     (6.07)
                            ====================================================


* The Company had no common stock equivalents during the periods presented. ** Includes retroactive adjustment for 1 for 200 reverse stock split.

NOTE  3  -  OPERATING  LEASE

The Company maintains two non-cancelable operating leases as follows: (1) approximately 1,700 square feet of administrative space locate in Tamarac, Florida for $1,680 per month, and (2) approximately 1,100 square feet of retail salon space located in Boca Raton, Florida, which was leased by Beautyworks U.S.A., Inc. for $3,016 per month. The leases expire in August 2002 and June 2004, respectively and have options for an additional five-year tenancy.


ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION
--------

In connection with the Safe harbor Provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), National Beauty Corp, Inc. is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward looking statements (as such term is defined in the Reform Act) made in this quarterly Report on Form 10-QSB. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "likely will result," "are expected to," "will continue," "is anticipated," "estimated,""intends," "plans" and "projection") are not historical facts and may be forward looking statements and involve estimates and uncertainties which could cause actual results to differ materially from those expresses in the forward looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following key factors that have a direct bearing on the Company's results of operations: the absence of contracts with customers or suppliers and the Company's ability to maintain and develop relationships with customers and suppliers; the Company's ability to successfully integrate acquired businesses or new brands into the Company; the impact of competitive products and pricing; supply constraints or difficulties; changes in the retail and beauty industries; the retention and availability of key personnel; and general economic and business conditions.

The Company cautions that the factors described herein could cause actual results to differ materially from those expressed in any forward-looking statements of the Company and that the investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events or circumstances.

New factors emerge from time to time, and it is possible for the Company to predict all of such factors. Further, the Company cannot assess the impact of each such factor on the Company's results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

General  Description  of  Business
----------------------------------

NATIONAL BEAUTY CORPORATION (The 'Company') is made up of three wholly owned subsidiaries: BeautyWorks U.S.A., Inc.; BeautyMerchant, Inc.; and Cleaning Express U.S.A., Inc. The Company's objective is to become a leading beauty products retailer and provider of beauty services to enhance and brand itself as a shopping destination for beauty products, fragrances and accessories. Through the collective efforts of its subsidiaries, the Company is rapidly building a customer base and expanding its business concept, while offering consumers considerable discounts on name-brand beauty products and cosmetics. The Company plans to become a one-stop provider that can assist even the most unique of consumer needs.

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

Additional  Risk  Factor

National Beauty Corporation, a Nevada corporation, has a limited operating history in its retailing operations. Having just started the retailing operations in the year 2000, the Company has a short operating history upon which to evaluate its business and prospects. As a new sales company, National Beauty Corporation faces intense competitors, and must manage growth effectively. The Company may not succeed in addressing all challenges and risks, including unpredictability of future revenues. To be successful, National Beauty Corporation plans to implement the following:

1.     Retain  existing  customers.
2.     Attract  new  customers.
3.     Meet  customer  demands.
4.     Fulfill  all  customer  orders.
5.     Acquire  additional  sources  for  merchandise  at  discounted  prices.
6.     Maintain  sufficient  website  traffic.
7.     Monitor  the  competition.
8. Successfully locate and acquire existing beauty operations for BeautyWorks U.S.A.

The principal suppliers to National Beauty Corporation are wholesale distributors, who do not sell retail.

The National Beauty Corporation in-house administrative staff is projected to add 2-5 new employees during the next 12 months of retail operations and with additional staff to be added relevant to the number of business service acquisitions completed during the year. New employees will be managed by the three employees that are presently on staff.

The ability to become profitable depends on the ability to generate higher revenues and maintain low expense levels. The Company's limited operating history makes it difficult to forecast its revenues.

Recent  Acquisition

During the second quarter of 2001, the Company acquired a full service salon located in Boca Raton. The salon currently employs approximately nine workers and offer hair, nails and skin treatments to local customers. The Company expects that this will bring an additional $250,000 to $300,000 in revenues within the first year of operations. This is the first acquisition in the salon 'roll-up' strategy initiated by the Company. The Company expects at least two more acquisitions during the year 2001.

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

CLEANING EXPRESS USA.CLEANING EXPRESS USA. The Company's operations include home cleaning services. Through its emphasis on budget pricing, the Company has developed a market in the home cleaning industry. The Company currently operates one office in Tamarac, Florida and dispatches 40-50 workers in teams of two workers on a daily basis. The present geographic area in which the Company operates includes Broward and South Palm Beach County areas of South Florida.

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

BEAUTYMERCHANT, INC.BEAUTYMAX.COM, INC. The Company, through its wholly owned subsidiary BeautyMerchant, Inc., a Florida corporation, developed a retail cosmetic and beauty product e-commerce Internet site. BeautyMerchant.com was developed under the guidance of the CEO, Mr. Ed Roth, who serves as a management consultant for beauty salons. During his time as a consultant, he became familiar with retail cosmetics, hair, and skin products through attending various trade shows and studying consumer trends concerning their retailing. The site is designed to create a marketing and distribution area for cosmetic, hair, nail and skin care and general beauty lines on a discounted basis.

BeautyMerchant, Inc. sells and distributes popular cosmetic, fragrances and beauty products, primarily to females in the 18-40-age bracket. Additionally, a department will be developed that focuses on the cosmetic and beauty needs of individuals from a variety of ethnic backgrounds and skin color. Products, development and resources in this area will be focused on filling the needs of the African-American community with further expansion to additional ethnic groups planned for the future.

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

The Company has recently formed an acquisition team consisting of trained accountants and attorneys to assist in locating potential business acquisitions. The Company believes this exciting concept of offering National Beauty Corporation products in conjunction with its salon operation will enhance branding of our other operations. The Company intends on cross-marketing the concepts.

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





RESULTS  OF  OPERATIONS
-----------------------

Net  Income

The Company had a net loss of $(51,490), or $.76 per common share, for the three months ended June 30, 2001, versus a net loss of $(202,083), or $3.07 for the same period ended June 30, 2000. The Company had a net loss of $(96,912), or $1.53 per common share, for the six months ended June 30, 2001, versus a net loss of $(398,927), or $6.07 for the same period ended June 30, 2000.The change in net loss for both periods were primarily due to a decrease in administrative expenses relating to the operation and marketing of the BeautyMerchant.com online superstore.

Sales

Revenues increased $11,513 or 13% to $103,028 for the three months ended June 30, 2001 as compared with $91,515 for the three months ended June 30, 2000. Revenues decreased $8,840 or 4% to $190,315 during the six months ended June 30, 2001 as compared with $199,155 in the comparable period in 2000. The decrease was primarily due to reducing advertising efforts to focus on managing expenses. Average selling prices and gross margins remained fairly constant.

Expenses

Selling, General, and Administrative expenses for the three months ended June 30, 2001 decreased $167,649 to $62,132. In comparison with the three-month period ended June 30, 2000, web development, advertising, professional expenses, and payroll decreased $19,891, $41,501, $28,205, and 142,010, respectively due to the Company's plan to manage expenses and grow efficiently. This included primarily reducing personnel and advertising.

Liquidity  and  Capital  Resources

On June 30, 2001, the Company had cash of $23,354 and working capital of $31,869. This compares with cash of $133,299 and working capital of $218,040 at June 30, 2000. The decrease in working capital was due to a decrease in cash and prepaid expenses, and an increase in notes payable.

Net cash used in operating activities was $26,605 for the six months ended June 30, 2001 as compared with net cash used in operating activities of $120,543 for the period ended June 30, 2000. The decrease in cash used was primarily attributable to a decrease in net loss for the period.

Net  cash  used in investing activities was $4,395 for the six months ended June
30, 2001 as compared with cash used in investing activities of $1,566 for the period ended June 30, 2000. Net cash used in investing activities during both periods were from fixed asset purchases during the period.

Net  cash  used  in financing activities totaled $1,837 for the six months ended
June 30, 2001 as compared with net cash provided by financing activities of $149,980 for the six months ended June 30, 2000. The decrease in net cash provided by financing activities was primarily due to the collection of subscribed common stock during 2000.


PART  II.  OTHER  INFORMATION
---------

Item  1.  Legal  Proceedings

None.

Item  2.  Changes  in  Securities

The Company's Board of Directors declared a 1 for 200 reverse stock split during the period. Authorized shares and par value per share remain unchanged. The capitalization in the accompanying financial statements retroactively reflects these changes.

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

                                   NATIONAL  BEAUTY  CORPORATION,  INC.
                                        (Registrant)



Date:  August  9,  2001                  __________________________
                                        /S/Michael  J.  Bongiovanni
                                        Chief  Financial  Officer