Form 10QSB/A
period 2001-06-30
BEAUTYMERCHANT COM INC
filed 2001-08-16
CIK 821524

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                   Amendment 1


[X]     QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934  for  the  quarterly  period  ended  June  30,  2001

[  ]     TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934  for  the  transition  period  from  _______  to  _______


                              NATIONAL BEAUTY CORP
                              --------------------
        (Exact name of small business issuer as specified in its charter)

                            BEAUTYMERCHANT.COM, INC.
                            ------------------------
                           (Former name of registrant)

          Nevada                                   13-3422912
     -----------                                   ----------
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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number  of  shares  of  common  stock  outstanding  as  of
August  14,  2001:  72,361










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

Consolidated  Statements of Cash Flows - Six Months Ended June 30, 2001 and 2000
5

Notes  to  Consolidated  Financial  Statements                              6-7

Item  2.     Management's  Discussion  and  Analysis  of  Financial  Condition
     And  Results  of  Operations                                        8-12

PART  II
--------

Item  2.     Changes  in  Securities                                        13






































                       NATIONAL BEAUTY CORP & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2001 AND DECEMBER 31, 2000


                               (Unaudited)
ASSETS                        June 30, 2001    Dec. 31, 2000
---------------------------


CURRENT ASSETS:
---------------------------
Cash and cash equivalents .  $       23,354   $       56,191
Accounts receivable . . . .           1,929            1,684
Marketable securities . . .          12,592           68,000
Inventory . . . . . . . . .           4,087            3,564
Shareholder loan receivable           1,879            7,892
Prepaid expenses. . . . . .             370              -0-
TOTAL CURRENT ASSETS. . . .          44,211          137,331
                             ---------------  ---------------

FIXED ASSETS
---------------------------
Furniture and fixtures. . .          21,616            6,521
Leasehold improvements. . .           3,500            2,000
Equipment . . . . . . . . .          34,985           32,185
Accumulated depreciation. .         (34,236)         (32,344)
NET FIXED ASSETS. . . . . .          25,865            8,362
                             ---------------  ---------------

OTHER ASSETS:
---------------------------
Deposits. . . . . . . . . .           7,800            3,700
TOTAL OTHER ASSETS. . . . .           7,800            3,700
                             ---------------  ---------------

TOTAL ASSETS. . . . . . . .  $       77,876   $      149,393













                 See accompanying notes to financial statements



                                  NATIONAL BEAUTY CORP & SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS (CONTINUED)
                               AS OF JUNE 30, 2001 AND DECEMBER 31, 2000


                                                                         (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY                                    June 30, 2001    Dec. 31, 2000
---------------------------------------------------------------------


CURRENT LIABILITIES
---------------------------------------------------------------------
Accounts payable and accrued expenses . . . . . . . . . . . . . . . .  $        2,230   $        2,230
Note payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           8,400              -0-
Current portion of capitalized lease obligation . . . . . . . . . . .           1,712            1,862
TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . . . . .          12,342            4,092

LONG-TERM DEBT
---------------------------------------------------------------------
Capitalized lease obligation. . . . . . . . . . . . . . . . . . . . .           1,665            2,765

STOCKHOLDERS' EQUITY
---------------------------------------------------------------------
Common stock ($.001 par value, 100,000,000 shares authorized; 72,361 and 58,425 issued and outstanding at June 30, 2001 and December 31,
2000, respectively) . . . . . . . . . . . . . . . . . . . . . . . . .              72               58
Convertible preferred stock ($.001 par value; 50,000,000 shares
authorized, 1,000,000 shares issued and outstanding). . . . . . . . .           1,000            1,000
Additional paid in capital. . . . . . . . . . . . . . . . . . . . . .       1,186,995        1,168,764
Retained deficit. . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,124,198)      (1,027,286)
TOTAL STOCKHOLDERS' EQUITY. . . . . . . . . . . . . . . . . . . . . .          63,869          142,536
                                                                       ---------------  ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . . . . . . . .  $       77,876   $      149,393
















                 See accompanying notes to financial statements



                         NATIONAL BEAUTY CORP & SUBSIDIARIES
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




                                 NATIONAL BEAUTY CORP & SUBSIDIARIES
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
                                                                               =========  ==========






                 See accompanying notes to financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                       NATIONAL BEAUTY CORP & SUBSIDIARIES
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

NOTE  2  -  EARNINGS  (LOSS)  PER  SHARE

The  following  represents  the  calculation  of  earnings  (loss)  per  share



                                     Three               Three            Six              Six
                                     Months Ended        Months Ended     Months Ended     Months Ended
BASIC & FULLY DILUTED*               June 30, 2001       June 30, 2000    June 30, 2001    June 30, 2001
--------------------------------------------------------------------------------------------------------
Net Loss. . . . . . . . . . . .  $         (51,490)      $    (202,083)   $      (96,912)  $     (398,927)

Less- preferred stock dividends                 -0-                 -0-               -0-              -0-
                                 ------------------------------------------------------------------------

Net Loss. . . . . . . . . . . .  $          (51,490)     $    (202,083)   $      (96,912)  $     (398,927)
Weighted average number
of common shares**. . . . . . .              67,824             65,810            63,287           65,675
                                 -------------------------------------------------------------------------

Basic & Fully Diluted*
loss per share. . . . . . . . .  $             (.76)     $      (3.07)    $        (1.53)  $        (6.07)
                                 ===================     ===============  ================  ===============




* The Company had no common stock equivalents during the periods presented. ** Includes retroactive adjustment for 1 for 200 reverse stock split.


NOTE  3  -  OPERATING  LEASE

In May 2001, the Company assumed a non-cancelable operating lease for approximately 1100 square feet of retail space in Boca Raton, Florida, which was leased by Beautyworks U.S.A., Inc. for $3,016 per month. The lease expires in June 30, 2004 and has an option for an additional five-year tenancy.

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION
--------

In connection with the Safe harbor Provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), National Beauty Corp, Inc. is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward looking statements (as such term is defined in the Reform Act) made in this quarterly Report on Form 10-QSB. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "likely will result," "are expected to," "will continue," "is anticipated," "estimated," "intends," "plans" and "projection") are not historical facts and may be forward looking statements and involve estimates and uncertainties which could cause actual results to differ materially from those expresses in the forward looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following key factors that have a direct bearing on the Company's results of operations: the absence of contracts with customers or suppliers; the Company's ability to maintain and develop relationships with customers and suppliers; the Company's ability to successfully integrate acquired businesses or new brands into the Company; the impact of competitive products and pricing; supply constraints or difficulties; changes in the retail and beauty industries; the retention and availability of key personnel; and general economic and business conditions.

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

New factors emerge from time to time, and it is not possible for the Company to predict all such factors. Further, the Company cannot assess the impact of each such factor on the Company's results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

General  Description  of  Business
----------------------------------

National Beauty Corp (The 'Company') is comprised of its three wholly owned subsidiaries: BeautyWorks U.S.A., Inc.; BeautyMerchant, Inc.; and Cleaning Express U.S.A., Inc. The Company's objective is to enhance and further brand itself as: (a) a shopping destination for beauty products, fragrances and accessories; (b) a beauty services provider. Through the collective efforts of its subsidiaries, the Company seeks to:
- Build its customer base as a one-stop provider for discounted name-brand beauty products and cosmetics;
- Enhance its brand name reputation of offering convenient, competitive pricing and participation in special promotions;
- Expand its business concept by acquiring beauty salons with established customer bases ;

We  plan  to  accomplish  the  foregoing  by:
     Billboard,  radio,  television  and  newspaper  advertising;
     Free  product  samples  of  ALISHA  hair  products;
     Strong  cross-marketing  with  BeautyMerchant.com;
     Attempting to acquire existing beauty service salons by August 2002; Seeking to enter into marketing relationships with National advertising agencies  to  establish  concept  branding  strategies;
     Attempting to market its concept, "We Sell Beauty for Less", on a national basis.

Products  and  Geographic  Expansion

The Company intends to expand its service businesses in the Florida area by opening approximately 1 additional retail storefronts under its BeautyWorks U.S.A. name during 2001. The Company is also exploring the possibility of opening up approximately 1 additional BeautyWorks U.S.A. store in the Las Vegas, Nevada during 2001. The Company began its retail sales operations in early 2000 and will attempt to expand product sales on a continual basis.

Additional  Risk  Factor

National Beauty Corp, a Nevada corporation, has a limited operating history in its operations, which began in the first quarter of 2000. Accordingly, you have little or no information upon which to evaluate National Beauty Corp's future business, prospects, and revenues. In addition, as a new sales company, National Beauty Corp faces intense competition. In addition, there are no assurances that National Beauty Corp. will be successful in overcoming the following changes:
- Whether it will be able to retain existing customers or attract new customers;
-     Whether  it  will  be  able  to  respond  to  changing  customer  demands;
- Whether it will have adequate systems in place to fulfill all customer orders;
- Whether it will be able to acquire additional sources for merchandise at discounted prices;
-     Whether  it  will  maintain  and  increase  sufficient  website  traffic;
- Whether we will be able to increase our Internet exposure on BeautyMerchant.com.;
- Whether we will effectively monitor our competition and develop strategies to be competitive;
- Whether we will successfully locate and acquire existing beauty operations for BeautyWorks U.S.A.

The principal suppliers to National Beauty Corp are non-retail wholesale distributors.

The Company plans to add at least 2 employees during the next 12 months to its retail operations. If the Company acquires any beauty salons with existing operations additional staff will be added to operate these businesses relative to the size of the operation; however, at this time the Company is unable to determine how many additional employees will be required. New employees will be managed by the three employees that are presently on staff.

Recent  Acquisition

During the second quarter of 2001, the Company acquired a full service salon located in Boca Raton, Florida. This beauty salon currently employs approximately nine workers and offers hair, nails and skin treatments to local customers. This is the Company's first acquisition in its recent salon
'roll-up' strategy. The Company plans to acquire two additional salons during the year 2001; however, there are no assurances that it will be successful in these plans.

Additional  Financing

The Company may need to raise additional funds to meet future operating requirements. If the Company raises additional funds through issuance of equity or debt securities, such securities may have rights to the Company's common stock, such as warrants or options. In addition, shareholders may experience additional dilution from issuance and exercise of equity or debt securities or warrants or options. There are no assurances that the Company will be able to obtain additional financing or that additional financing will be available at all.

Cleaning Express USA.Cleaning Express USA. The Company's operations include home cleaning services that emphasize budget pricing. The Company currently operates one Cleaning Express USA office in Tamarac, Florida and dispatches 40-50 workers in teams of two workers on a daily basis. The present geographic area in which the Company operates include the Broward and South Palm Beach County areas of South Florida.

Marketing for the Company's home cleaning services include print advertising, television and radio commercials, and a referral program that rewards customers with future discounts for client referrals.

The home cleaning industry is highly competitive with respect to price, service, quality and location. There are numerous, well-established, larger competitors in the home cleaning industry possessing substantially greater financial, marketing, personnel and other resources than the Company. There can be no assurance that the Company will be able to respond to various competitive factors affecting the business. The Company will attempt to compete with its home cleaning industry competitors by offering quality service at a low price. The Company plans to further expand in South Florida by continuing its current marketing strategy.

The primary market for Cleaning Express USA is individual households. No single customer now makes up or is expected in future to make up more than ten percent of the total revenues of Cleaning Express USA. Cleaning Express USA has three full time employees and contracts with 40-50 workers that are each independently contracted with this Company to service and provide home cleaning services to existing and new customers.

BeautyMerchant.com, Inc.Beautymax.com, Inc. The Company, through its wholly owned subsidiary BeautyMerchant.com, Inc., a Florida corporation, developed a retail cosmetic and beauty product e-commerce Internet site, BeautyMerchant.com. This website was developed under the guidance of the Company's Chief Executive Officer, Mr. Ed Roth, who serves as a management consultant for beauty salons and is familiar with retail cosmetics, hair, and skin products through attending various trade shows and studying consumer trends pertaining to these products. The site is designed to create a marketing and distribution area for cosmetic, hair, nail and skin care and general beauty lines on a discounted basis.

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

BeautyWorks U.S.A., Inc. The Company announced that it expanded its business into a prototype store offering beauty retailing and beauty services hair styling, and nail services at affordable pricing. The Company plans to open two retail 'brick and mortar' stores in the South Florida area. During the second quarter of 2001, the first retail store was officially opened and is presently servicing South Florida customers.

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

PART  II.  OTHER  INFORMATION

Item  1.  Legal  Proceedings.

None
Item  2.  Changes  in  Securities.
On July 30, 2001, we reverse split our common stock at a ratio of 200 for 1. This reverse stock split was approved by our Board of Directors and a majority of our shareholders. Prior to the reverse split, we had 14,472,200 shares of common stock outstanding. After the reverse split, we had 72,361 shares of common stock outstanding.
This reverse stock split did not affect our authorized shares or the par value of our shares. We are authorized to issue 100,000,000 shares of common stock and 50,000,000 shares of preferred stock.
On August 15, 2001, Ed Roth, our president and a director, converted 25,000 shares of preferred stock into 250,000 shares of common stock. Alisha Roth, our vice president and a director, converted 25,000 shares of preferred stock into 250,000 shares of common. After the conversion of these preferred shares, we had 572,361 shares of our common stock outstanding. Ed Roth is the holder of 475,000 shares of preferred stock which has not been converted into common stock; Alisha Roth is the holder of 475,000 shares of preferred stock which has not been converted into common stock. Each share of these preferred shares is convertible into ten shares of common stock or an aggregate of 9,500,000 shares of common stock upon conversion.
Item  3.  Defaults  upon  Senior  Securities
None
Item  4.  Submission  of  Matters  to  a  vote  of  Security  Holders.

On July 15, 2001, our shareholders voted to approved a reverse stock split of our common stock. at a ratio of 200 to 1. This approval of our shareholders was given by the written consent of the holders of 57% of our outstanding common stock.

Item  5.  Other  Information

None

Item  6.

None


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NATIONAL  BEAUTY  CORP,  INC.
                                        (Registrant)



Date:  August  15,  2001                /S/Michael  J.  Bongiovanni
                                        ---------------------------
                                        /S/Michael  J.  Bongiovanni
                                        Chief  Financial  Officer