Form 10QSB
period 2001-09-30
NATIONAL BEAUTY CORP
filed 2001-11-09
CIK 821524

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2001

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares of common stock outstanding as of November 6, 2001: 987,361










                              INDEX TO FORM 10-QSB
                              --------------------

                                                       Page No.
                                                       --------
PART I
------

Item 1.     Financial Statements
     Consolidated Balance Sheets - September 30, 2001
and December 31, 2000                                         3

     Consolidated Statements of Operations - Three and Nine Months
Ended September 30, 2001 and 2000                             4

Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2001
and 2000                                                      5

Notes to Consolidated Financial Statements                  6-7

Item 2.     Management's Discussion and Analysis of Financial Condition
     And Results of Operations                             8-12

PART II
-------

Item 1.     Legal Proceedings                                12

Item 2.     Changes in Securities                            12

Item 3.     Defaults Upon Senior Securities                  12

Item 4.     Submission of Matters to a Vote of Security Holders
12

Item 5.     Other Information                                12





























                       NATIONAL BEAUTY CORP & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                                 (Unaudited)
ASSETS                        September 30, 2001    Dec. 31, 2000
---------------------------
CURRENT ASSETS:
---------------------------
Cash and cash equivalents .  $            23,354   $       56,191
Accounts receivable . . . .                1,929            1,684
Marketable securities . . .                6,000           68,000
Inventory . . . . . . . . .                4,087            3,564
Shareholder loan receivable                1,879            7,892
Prepaid expenses. . . . . .                1,370              -0-
TOTAL CURRENT ASSETS. . . .               36,028          137,331
                             --------------------  ---------------

FIXED ASSETS
---------------------------
Furniture and fixtures. . .               21,616            6,521
Leasehold improvements. . .                3,500            2,000
Equipment . . . . . . . . .               34,985           32,185
Accumulated depreciation. .              (35,186)         (32,344)
NET FIXED ASSETS. . . . . .               24,915            8,362
                             --------------------  ---------------

OTHER ASSETS:
---------------------------
Deposits. . . . . . . . . .                7,800            3,700
TOTAL OTHER ASSETS. . . . .                7,800            3,700
                             --------------------  ---------------

TOTAL ASSETS. . . . . . . .  $            68,743   $      149,393
                             --------------------  ---------------














                 See accompanying notes to financial statements



                                  NATIONAL BEAUTY CORP & SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                                                                      (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY                               September 30, 2001    Dec. 31, 2000
----------------------------------------------------------------
CURRENT LIABILITIES
----------------------------------------------------------------
Accounts payable and accrued expenses. . . . . . . . . . . . . .  $             2,230   $        2,230
Note payable . . . . . . . . . . . . . . . . . . . . . . . . . .                3,055              -0-
Current portion of capitalized lease obligation. . . . . . . . .                1,712            1,862
TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . . . .                6,997            4,092

LONG-TERM DEBT
----------------------------------------------------------------
Capitalized lease obligation . . . . . . . . . . . . . . . . . .                1,040            2,765

STOCKHOLDERS' EQUITY
----------------------------------------------------------------
Common stock ($.001 par value, 100,000,000 shares authorized;
987,361 and 58,425 issued and outstanding at September 30, 2001
and December 31, 2000, respectively) . . . . . . . . . . . . . .                  987               58
Convertible preferred stock ($.001 par value; 50,000,000 shares
authorized, 950,000 shares issued and outstanding) . . . . . . .                  950            1,000
Additional paid in capital . . . . . . . . . . . . . . . . . . .            1,205,050        1,168,764
Retained deficit . . . . . . . . . . . . . . . . . . . . . . . .           (1,146,281)      (1,027,286)
TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . . . . .               60,706          142,536
                                                                  --------------------  ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . . . .  $            68,743   $      149,393
                                                                  --------------------  ---------------

















                 See accompanying notes to financial statements



                         NATIONAL BEAUTY CORP & SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
           FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                     Three Months Ended          Nine Months Ended
                                        September 30,              September 30,
                                         2001        2000        2001        2000
                                     -----------------------------------------------
REVENUES:
-------------------------------------
Sales . . . . . . . . . . . . . . . .  $135,036   $ 105,930   $ 325,351   $ 290,084
Cost of sales . . . . . . . . . . . .   (70,862)    (64,343)   (197,811)   (192,380)
GROSS PROFIT. . . . . . . . . . . . .    64,174      41,587     127,540      97,704
                                       ---------  ----------  ----------  ----------

EXPENSES:
-------------------------------------
Selling, general and administrative .    79,405     188,967     183,755     643,492
TOTAL EXPENSES. . . . . . . . . . . .    79,405     188,967     183,755     643,492
                                       ---------  ----------  ----------  ----------

OPERATING LOSS. . . . . . . . . . . .  $(15,231)  $(147,380)  $ (56,215)  $(545,788)

OTHER INCOME (EXPENSE):
-------------------------------------
Unrealized loss on trading securities    (6,592)     (8,500)    (62,000)      8,500
Interest expense. . . . . . . . . . .      (260)       (260)       (780)       (780)
                                       ---------  ----------  ----------  ----------
NET LOSS. . . . . . . . . . . . . . .  $(22,083)  $(156,140)  $(118,995)  $(555,068)
                                       ---------  ----------  ----------  ----------
  Net income per share -
  basic and fully diluted . . . . . .  $   (.01)  $    (.01)  $    (.76)  $    (.05)
                                       =========  ==========  ==========  ==========
  Weighted average shares*. . . . . .   322,361      60,945     155,694      65,850
                                       =========  ==========  ==========  ==========



*Includes retroactive adjustment for 1 for 200 reverse stock split effected during 2001













                 See accompanying notes to financial statements




                           NATIONAL BEAUTY CORP & SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                                                      2001        2000
CASH FLOWS FROM OPERATING ACTIVITIES:
-----------------------------------------------------------------
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(118,995)  $(398,927)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . .      2,842       1,900
Common stock issued for services. . . . . . . . . . . . . . . . .     37,165     103,818
Unrealized loss on trading securities . . . . . . . . . . . . . .     62,000         -0-
(Increase) decrease in operating assets:
Accounts receivable . . . . . . . . . . . . . . . . . . . . . . .       (245)     (1,200)
Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (523)       (445)
Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . .     (1,370)    174,711
Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (4,100)        -0-
(Decrease) in accounts payable and accrued expenses . . . . . . .        -0-        (400)
NET CASH (USED IN) OPERATING ACTIVITIES . . . . . . . . . . . . .    (23,226)   (120,543)
                                                                   ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
-----------------------------------------------------------------
Expenditures for leaseholds and equipment . . . . . . . . . . . .     (4,395)     (1,566)
NET CASH USED IN INVESTING ACTIVITIES . . . . . . . . . . . . . .     (4,395)     (1,566)
                                                                  -----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
-----------------------------------------------------------------
Common stock issuances. . . . . . . . . . . . . . . . . . . . . .        -0-     151,230
Repayment of shareholder loan receivable. . . . . . . . . . . . .      6,013         -0-
Principal repayments of note payable. . . . . . . . . . . . . . .    (11,945)        -0-
Principal repayments under capitalized lease. . . . . . . . . . .     (1,875)     (1,250)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES. . . . . . . . .     (7,807)    149,980
                                                                  -----------  ----------
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS. . . . . . . . . . . . . . . . . . . . . . . . .    (35,428)     27,871
                                                                  -----------  ----------
CASH AND CASH EQUIVALENTS,
BEGINNING OF THE YEAR . . . . . . . . . . . . . . . . . . . . . .     56,191     111,428
                                                                  -----------  ----------
END OF THE PERIOD . . . . . . . . . . . . . . . . . . . . . . . .  $  20,763   $ 139,299
                                                                  -----------  ----------
SUPPLEMENTARY CASH FLOW INFORMATION
-----------------------------------------------------------------
OF NON-CASH FINANCING:
-----------------------------------------------------------------
Common stock issued for services. . . . . . . . . . . . . . . . .  $  37,165   $  15,468
                                                                   ==========  ==========
Assumption of note payable in connection with assets acquisition.  $  15,000   $     -0-
                                                                   ==========  ==========




                 See accompanying notes to financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                       NATIONAL BEAUTY CORP & SUBSIDIARIES
                         September 30, 2001 (UNAUDITED)

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at September 30, 2001, the results of operations for the three and nine month periods ended September 30, 2001 and 2000, and cash flows for the nine months ended September 30, 2001 and 2000. The results for the period ended September 30, 2001, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2001.

NOTE  2  -  EARNINGS  (LOSS)  PER  SHARE

The  following  represents  the  calculation  of  (loss)  per  share:

BASIC     & FULLY DILUTED*
----------------------------

                       Three          Three          Nine          Nine
                       Months  Ended  Months  Ended  Months Ended  Months  Ended
                       Sept. 30, 2001 Sept. 30, 2000 Sept. 30, 2001Sept. 30,2000
                        --------------------------------------------------------
Net Loss               $     (22,083) $    (156,140)   $ (118,995)  $  (555,068)

Less- preferred stock dividends
                               -0-             -0-           -0-           -0-
                        --------------------------------------------------------
Net Loss               $     (22,083) $    (156,140)   $ (118,995)  $  (555,068)
                        --------------------------------------------------------
Weighted average number
of common shares**           322,361         60,945       155,694        65,850
                        --------------------------------------------------------
Basic & Fully Diluted*
loss per share        $        (.07)  $       (2.56)   $     (.76)  $     (8.49)
                        --------------------------------------------------------


* The Company had no common stock equivalents during the periods presented. ** Includes retroactive adjustment for 1 for 200 reverse stock split.


NOTE 3 - OPERATING LEASE
------------------------

In May 2001, the Company assumed a non-cancelable operating lease for approximately 1100 square feet of retail space in Boca Raton, Florida, which was leased by Beautyworks U.S.A., Inc. for $3,016 per month. The lease expires in June 30, 2004 and has an option for an additional five-year tenancy.

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION
--------

In connection with the Safe harbor Provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), National Beauty Corp, Inc. is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward looking statements (as such term is defined in the Reform Act) made in this quarterly Report on Form 10-QSB. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "likely will result,""are expected to," "will continue," "is anticipated," "estimated," "intends," "plans" and "projection") are not historical facts and may be forward looking statements and involve estimates and uncertainties which could cause actual results to differ materially from those expresses in the forward looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following key factors that have a direct bearing on the Company's results of operations: the absence of contracts with customers or suppliers; the Company's ability to maintain and develop relationships with customers and suppliers; the Company's ability to successfully integrate acquired businesses or new brands into the Company; the impact of competitive products and pricing; supply constraints or difficulties; changes in the retail and beauty industries; the retention and availability of key personnel; and general economic and business conditions.

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

General  Description  of  Business
----------------------------------

National Beauty Corp (The 'Company') is comprised of its two wholly owned subsidiaries: BeautyWorks U.S.A., Inc. and Cleaning Express U.S.A., Inc. The Company's objective is to enhance and further brand itself as: (a) a shopping destination for beauty products, fragrances and accessories; (b) a beauty services provider. Through the collective efforts of its subsidiaries, the Company seeks to:
- Build its customer base as a one-stop provider for discounted name-brand beauty products and cosmetics;
- Enhance its brand name reputation of offering convenient, competitive pricing and participation in special promotions;
- Expand its business concept by acquiring beauty salons with established customer bases ;



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

Products  and  Geographic  Expansion

The Company intends to expand its service businesses in the Florida area by opening approximately one additional retail storefront under its BeautyWorks U.S.A. name during 2001. The Company is also exploring the possibility of opening up approximately one additional BeautyWorks U.S.A. store in the Las Vegas, Nevada during 2001. The Company began its retail sales operations in early 2000 and will attempt to expand product sales on a continual basis.

Additional  Risk  Factor

National Beauty Corp, a Nevada corporation, has a limited operating history in its operations, which began in the first quarter of 2000. Accordingly, you have little or no information upon which to evaluate National Beauty Corp's future business, prospects, and revenues. In addition, as a new sales company, National Beauty Corp faces intense competition. In addition, there are no assurances that National Beauty Corp. will be successful in overcoming the following changes:
- Whether it will be able to retain existing customers or attract new customers;
-     Whether it will be able to respond to changing customer demands;
- Whether it will have adequate systems in place to fulfill all customer orders;
- Whether it will be able to acquire additional sources for merchandise at discounted prices;
-     Whether it will maintain and increase sufficient website traffic;
-     Whether we will be able to obtain additional equity or debt financing;
-     Whether we will be competitive in its core businesses;
- Whether we will successfully locate and acquire existing beauty operations for BeautyWorks U.S.A.

The principal suppliers to National Beauty Corp are non-retail wholesale distributors.

The Company plans to add at least 2 employees during the next 12 months to its retail operations. If the Company acquires any beauty salons with existing operations additional staff will be added to operate these businesses relative to the size of the operation; however, at this time the Company is unable to determine how many additional employees will be required. The three employees that are presently on staff will manage new employees.

Recent  Acquisition

During the second quarter of 2001, the Company acquired a full service salon located in Boca Raton, Florida. This beauty salon currently employs approximately nine workers and offers hair, nails and skin treatments to local customers. This is the Company's first acquisition in its recent salon
'roll-up' strategy. The Company plans to acquire two additional salons during the fourth quarter of 2001; however, there are no assurances that it will be successful in these plans.

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

Cleaning Express USA.Cleaning Express USA. The Company's operations include home cleaning services that emphasize budget pricing. The Company currently operates one Cleaning Express USA office in Tamarac, Florida and dispatches 40-50 workers in teams of two workers on a daily basis. The present geographic area in which the Company operates includes the Broward and South Palm Beach County areas of South Florida.

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

The primary markets for Cleaning Express USA are individual households. No single customer now makes up or is expected in future to make up more than ten percent of the total revenues of Cleaning Express USA. Cleaning Express USA has three full time employees and contracts with 40-50 workers that are each independently contracted with this Company to service and provide home cleaning services to existing and new customers.


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



Results of Operations
---------------------

Net  Income

The Company had a net loss of $(22,083), or $(.07) per common share, for the three months ended September 30, 2001, versus a net loss of $(156,140), or $(2.56) for the same period ended September 30, 2000. The Company had a net loss of $(118,995), or $(.76) per common share, for the nine months ended September 30, 2001, versus a net loss of $(555,068), or $(8.49) for the same period ended September 30, 2000. The changes in net loss for both periods were primarily due to a decrease in administrative expenses relating to the operation and marketing of the BeautyMerchant.com online superstore.

Sales

Revenues increased $29,106 or 27% to $135,036 for the three months ended September 30, 2001 as compared with $105,903 for the three months ended
September 30, 2000. Revenues increased $35,267 or 12% to $325,351 during the nine months ended September 30, 2001 as compared with $290,084 in the comparable period in 2000. The increase was primarily due to increased sales activity at its BeautyWorks U.S.A. store. Average selling prices and gross margins increased.

Expenses

Selling, General, and Administrative expenses for the three months ended September 30, 2001 decreased $109,562 or 58% to $79,405. In comparison with the three-month period ended September 30, 2000, the decrease was attributable to decreased web development, advertising, professional expenses, and payroll. The all decreased due to the Company's plan to manage expenses and grow efficiently. This included primarily reducing personnel and advertising.

Liquidity  and  Capital  Resources

On September 30, 2001, the Company had cash of $20,763 and working capital of $29,031. This compares with cash of $92,550 and working capital of $241,476 at September 30, 2000. The decrease in working capital was due to a decrease in cash and prepaid expenses, and an increase in notes payable.

Net cash used in operating activities was $23,226 for the nine months ended September 30, 2001 as compared with net cash used in operating activities of $166,757 for the period ended September 30, 2000. The decrease in cash used was primarily attributable to a decrease in net loss for the period.

Net cash used in investing activities was $4,395 for the nine months ended September 30, 2001 as compared with cash used in investing activities of $1,566 for the period ended September 30, 2000. Net cash used in investing activities during both periods were from fixed asset purchases during the period.

Net cash used in financing activities totaled $7,807 for the nine months ended September 30, 2001 as compared with net cash provided by financing activities of $149,455 for the nine months ended September 30, 2000. The decrease in net cash provided by financing activities was primarily due to the collection of subscribed common stock during 2000.



PART  II.  OTHER  INFORMATION
-----------------------------

Item  1.  Legal  Proceedings.

None
Item  2.  Changes  in  Securities.
On July 30, 2001, we reverse split our common stock at a ratio of 200 for 1. This reverse stock split was approved by our Board of Directors and a majority of our shareholders. Prior to the reverse split, we had 14,472,200 shares of common stock outstanding. After the reverse split, we had 72,361 shares of common stock outstanding.
This reverse stock split did not affect our authorized shares or the par value of our shares. We are authorized to issue 100,000,000 shares of common stock and 50,000,000 shares of preferred stock.
On August 15, 2001, Ed Roth, our president and a director, converted 25,000 shares of preferred stock into 250,000 shares of common stock. Alisha Roth, our vice president and a director, converted 25,000 shares of preferred stock into 250,000 shares of common. After the conversion of these preferred shares, we had 572,361 shares of our common stock outstanding. Ed Roth is the holder of 475,000 shares of preferred stock that has not been converted into common stock; Alisha Roth is the holder of 475,000 shares of preferred stock that has not been converted into common stock. Each share of these preferred shares is convertible into ten shares of common stock or an aggregate of 9,500,000 shares of common stock upon conversion.
Item  3.  Defaults  upon  Senior  Securities
None
Item  4.  Submission  of  Matters  to  a  vote  of  Security  Holders.

On July 15, 2001, our shareholders voted to approved a reverse stock split of our common stock at a ratio of 200 to 1. This approval of our shareholders was given by the written consent of the holders of 57% of our outstanding common stock.

Item  5.  Other  Information

None

Item  6.

None





                           --SIGNATURE PAGE FOLLOWS--

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NATIONAL BEAUTY CORP, INC.
                                        (Registrant)



Date:  November 6, 2001                  /S/Michael J. Bongiovanni
                                         -------------------------
                                        Michael J. Bongiovanni
                                        Chief Financial Officer