Form 10KSB
period 2001-12-31
NATIONAL BEAUTY CORP
filed 2002-04-01
CIK 821524

-12-

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB


[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

COMMISSION FILE NUMBER: 001-14973
---------------------------------

                              NATIONAL BEAUTY CORP.
                              ---------------------
        (Exact name of small business issuer as specified in its charter)

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

         Securities registered under Section 12(b) of the Exchange Act:

                                      None.

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                  Convertible Preferred Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or an amendment to this Form 10-KSB. [x]

State issuer's revenues for its most recent fiscal year: $437,225.

As of March 27, 2002 there were 3,783,362 common shares outstanding and the aggregate market value of the common shares (based upon the average of the bid price of $.26 and the asked price of $.28 reported by brokers) held by non-affiliates was approximately $263,753.

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes  [ ] No[X]

Number of shares of common stock outstanding as of March 27, 2002: 3,783,362
Number of shares of preferred stock outstanding as of March 27, 2002:   950,000


                                     PART I
                                     ------

ITEM 1.  DESCRIPTION OF BUSINESS

CORPORATE ORGANIZATIONCORPORATE ORGANIZATION

As used herein the term "Company" refers to National Beauty Corp., (a Nevada Corporation), formerly known as BeautyMerchant.com, Inc. since 1999 and its subsidiaries and predecessors, unless the context indicates otherwise. Originally incorporated in 1987 as Tri-Capital Corporation, the name was changed in 1988 to Advanced Appearance of America, which operated beauty salons until 1995. At that time, the Company discontinued its operations and went inactive until early 1998. In March of 1998, the Company changed its name to ATR Industries, Inc. On June 1, 1998, the Company acquired ATR Industries, Inc. of Florida (AKA Cleaning Express USA and Cleaning Express of South Palm Beach, Inc.), a private Florida Corporation, for 3,000,000 restricted shares of Common Stock.

Since 1998, the Company has concentrated its operations primarily on the home cleaning services industry. In January 2000, the Company commenced operations of a new division of operations related to the preparation, development and marketing of cosmetics and beauty products via an e-commerce Internet site. These operations were conducted through the Company's wholly owned subsidiary Beautymerchant.com, Inc., a Florida corporation. In 2001, the Company has ceased any further investment into Beautymerchant.com Inc, that had encountered numerous distribution and inventory problems, and after a developmental period, it was deemed not prudent to make any further investment.

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

BEAUTYMERCHANT.COM, INC. During January 2000, the Company, through its wholly owned subsidiary Beautymerchant.com, Inc., a Florida corporation, developed a retail cosmetic and beauty product e-commerce Internet site. Beautymerchant.com was developed under the guidance of the CEO, Mr. Ed Roth. Beautymerchant.com sold and distributed popular cosmetic, fragrances and beauty products.

In 2001, the company has ceased any further investment into Beautymerchant.com Inc, a prior startup e-commerce site, since it encountered numerous distribution and inventory problems. After a developmental period, it was deemed not prudent to make any further investment.

BEAUTYWORKS U.S.A., INC. During December 2001, the Company, through its wholly owned subsidiary Beautyworks USA of Florida Inc., Florida corporation, co-developed a retail health and beauty product e-commerce Internet site. Beautyworks USA.com was developed under the guidance of the CEO, Mr. Ed Roth, who served as a management consultant for beauty salons from 1978-1988. During this time, he became familiar with retail cosmetics, hair, and skin products through attending various trade shows and studying consumer trends concerning their retailing. The site is designed to create a marketing and distribution area for cosmetic, hair, nails and skins care and general beauty lines on. Beautyworks USA.com sells and distributes popular health and beauty products, to the public via the Internet.



TOYWORKS USA.COM. The company additional established a new shopping destination toys, for children of all ages. Both of these new Internet sites were co-developed with a strategic partner, that overall maintains the online stores and does all inventory and distribution, allowing the company to handle all advertising and marketing.

The Company will attempt to develop the Beautyworks Usa and Toyworks USA concepts, and will strive to cross market the catalogue format, offering brand name health and beauty products on Beautyworks and popular toys on Toyworks. Each individual e-commerce site is independent of each other, but sharing the USA logo at the end, unifying the American symbolism in marketing. All customer orders are implemented by online credit card, with fraud risk to the company. The Company offers a secure shopping environment with state of the art security on all transactions.

The company has ceased any further investment into Beautymerchant.com Inc, a prior startup e-commerce site, that had encountered numerous distribution and inventory problems, and after a developmental period, it was deemed not prudent to make any further investment, with Beautyworks USA and Toyworks USA, the company has no capital risk, other then the marketing expense, it chooses to invest. Both e-commerce sites are well maintained and the company is assured 2% to 15% of gross sales generated.

The Company plans to cross market these e-commerce sites, as the brick and mortar salons are regionally and eventually Nationwide. Other marketing strategies are expected to be considered as our exposure is increased in the beauty services industry.

In addition, the Company plans to use in-house marketing and advertising to promote its products. Advertising is expected to increase leading into 2002.

The Company is actively seeking partners and compatible businesses to acquire within the huge beauty services industry.

DEVELOPMENT OF BEAUTYWORKS U.S.A., INC. During the second quarter of 2001, the Company announced that it had expanded its business development into a prototype store offering beauty product retailing and beauty services hair styling, coloring and chemical services affordable pricing. The prototype store in Boca Raton, Florida has meet and exceeds initial expectations, as evidenced by revenue increases. The company is expecting to continue to build and or acquire retail 'brick and mortar' salons. Management is presently discussing potential acquisitions, as well as new locations, in the event, existing beauty salon stores not available, or fail to meet the rigid due diligence, that is required in an acquisition. Development strategy is expected to be implemented in Nevada and Florida.

Beautyworks will be designed to tap into the $7 billion beauty industry through its offering of personal care salons. It is estimated that over 90% of all personal care salons are closely held, or 'mom and pop' owned and operated. Currently, Regis Corp. (NASDAQ:RGIS) has over 6,000 salon stores and is the only well-known publicly traded company using this approach. Beautyworks will aim to be both a retailer and provider of such needed consumer services and provides a one-stop resource for professional services on hair nails and skin care. The Company also plans to offer such services as body and spa treatments, facials, massages, waxing, and tans.

The Company has retained the services of Neal Realty and Development of Fort Lauderdale, Florida to search for shopping center locations. The Company believes the beauty services business industry, is well established.

Initial plans are for a prototype store in Broward County, Florida, as soon as appropriate locations are selected. Las Vegas, Nevada is also being considered for a second development market for Beautyworks U.S.A., Inc.

The beauty services industry is highly competitive with respect to price, service, and location. As a result, the potential for failure in this industry is significant. There are numerous, well-established, larger competitors in the beauty services industry with considerable expertise, possessing substantially greater financial, marketing, personnel and other resources than the Company. There can be no assurance that the Company will be able to respond to various competitive factors affecting the business.

YOURSALONAPPT.COM: Plans have been formulated to develop and market www.yoursalonappt.com, a consumer to business application service provider
(ASP). In the opinion of management, this developmental information and interactive consumer to business portal, when fully developed will assist thousands of hair, nail, and spa customers. By providing appointment services that have traditionally made by telephone, during normal business hours, this application service provider (ASP) will allow customers access, 7 days a week, 24 hours a day, regardless normal business hours. In addition consumers will have access to information that will provide them with a registry and directory of National salons and beauty spas. Initial development is expected to begin 1st quarter 2002, with projected completion later in the year. Risks and uncertainties include, but are not limited to, consumer spending habits, availability of funds for project completion, and general acceptance of new technology functions in the beauty service industry. The primary market will be the United States, but could be extended worldwide.

Business  Strategy

The Company's objective is to become a leading provider of beauty services and brand itself as a leading provider in the beauty industry. The company is building a small chain of retail product and services operations, and plans a store expansion by buying or acquiring "mom and pop" salons, offering owner operators an exit strategy. In addition, by building or acquiring beauty service operations, the company plans on an aggressive marketing program, as the geographic operational areas expand. The beauty services industry is vast and growing. Many salon services such as haircuts and hair color are considered "recession proof" in the opinion of management.

The Company believes that the sale of beauty services, accessories and hair care products will offer benefits to customers by providing convenient, competitive pricing. In addition, customers entering Beautyworks USA may purchase gift certificates, browse and search for favorite beauty and cosmetic products and participate in special promotions. The Company expects to promote brand loyalty and repeat purchases by providing a positive experience that encourages customers to return frequently.

Products  and  Geographic  Expansion

The Company began retail brick and mortar operations in second quarter 2002, and has shown significant increases in sales by concentrating on service operations. Management will attempt to expand to expand sales on a continual basis. The Company has made significant gains in curtailing losses by cost-cutting and decreasing expenses in the year 2000.

Customer  Service

The Company believes its ability to establish long-term relationships with its customers will encourage repeat sales. The Company provides customer service with on-premise personnel and qualified management available at all locations. In addition the company markets its services 7 days a week, to provide maximum service.

Additional  Risk  Factor

Beautyworks USA of Florida INC., a Florida corporation, has a limited operating history. Having just started its services operation in the year 2001, the Company has a short operating history upon which to evaluate its business and prospects. As a new company, Beautyworks USA faces intense competitors, and must manage growth effectively. The Company may not succeed in addressing all challenges and risks, including unpredictability of future revenues. To be successful, Beautyworks USA plans to implement the following:

1.     Retain existing customers.
2.     Attract new customers.
3.     Meet customer demands.
4.     Fulfill all customer needs.
5.     Acquire additional sources for merchandise at discounted prices.
6.     Maintain sufficient website traffic.
7.     Increase our media exposure.
8.     Monitor the competition.
(Competition in the beauty services industry will intensify. This increased competition may reduce our profit margins or market share.)
9.     Ability to hire and retain qualified service personnel (hairstylists)

The principal suppliers to Beautyworks USA are wholesale distributors, who do not sell retail.

Beautyworks USA is expecting to add 30 new employees for the first 12 months of retail service operations. In addition to five managers, since the Company's inception, it has incurred losses from operations. The Company anticipates losses to increase relating to the following factors:


*     The development of the Beauty Works USA brand, marketing and promotion.
*     Expanded offering of   service.
*     Continued store development costs.
*     Additional personnel to manage customer service and in-house marketing.
* Increases in general and administrative costs to support the Company's growing operations.

The ability to become profitable depends on the ability to generate higher revenues and maintain low expense levels. The Company's limited operating history makes it difficult to forecast its revenues.

Stock  Based  Compensation

A few key officers and management have elected to be compensated with stock by S-8 registration. This has provided substantial cash savings.

Additional  Financing

The Company may need to raise additional funds to meet operating requirements in the future. If the Company raises additional funds through issuance of equity related or debt securities, such securities may have rights to the Company's common stock, such as warrants or options. Shareholders may experience additional dilution from exercise of these equity instruments. The Company cannot be certain that additional financing will be available when required or at all. (See 'Liquidity and Capital Resources' for further discussion.

ITEM  2.  PROPERTIES

The Company leases its executive offices with 1,650 square feet for administration at 4818 West Commercial Blvd, Lauderhill, Florida 33319 for $1,987 per month. The Company also leases its beauty salon facility of 1,200 square feet at the Del Mar Shopping Village, located at Powerline Road at Palmetto Park Road, Boca Raton, Florida, for $3,100 per month. Management considers these facilities to be adequate for its requirements for the immediate future. These noncancelable leases expire at varying dates through September 30, 2005.

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





                                     PART II
                                     -------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

(a) The principal market in which the Company's common stock is traded is the Over-the-Counter Bulletin Board. The table below presents the high and low bid price for the Company's common stock each quarter during the past two years and reflects inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions. The Company obtained the following information from brokers who make a market in the Company's securities.


      Bid
      ---
Quarter Ended        Low        High
-------------        ---        ----

03/31/00           $ .94       $1.56
06/30/00             .38        1.25
09/30/00             .21         .43
12/31/00             .07         .36
03/31/01             .08         .44
06/30/01             .05         .16
09/30/01             .04        8.00
12/31/01             .36        1.36

(b) Holders. The approximate number of holders of record of the Registrant's Common Stock as of March 27, 2002 was 35.

(c) The Registrant has not paid dividends from inception to date and does not currently intend to do so.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS

Introduction

National Beauty Corp., formerly known as Beautymerchant.com, Inc., was incorporated in Nevada in 1987. The company has primarily operated through its wholly owned subsidiaries, Cleaning Express USA, Beauty Works USA, Inc. and Beauty Merchant, Inc. Cleaning Express USA is a full service cleaning company offering daily residential cleaning services, carpet cleaning and other related services in the South Florida area. During April 2000, the company began operations as an E-commerce distributor of beauty products under its Beauty Merchant, Inc. subsidiary and ceased these operations in 2001. National Beauty currently offers beauty services and products though its retail beauty salon in the South Florida area through its Beauty Works USA, Inc. subsidiary.

Selected financial data
                              Year Ended December 31
                              ----------------------
                                 2000            2001
                                 ----            ----
Net Sales                      $376,450     $ 437,225

Net Loss                       (794,306)     (257,044)
Net Loss per
Common Share                     (12.34)         (.57)
Weighted Average
Common Shares Outstanding        64,379       448,016

    As of December 31,
    ------------------
                                 2000              2001
                                 ----              ----
Total Assets                   $137,330     $ 136,743
Working Capital                 133,228        89,140
Shareholders' Equity            142,536       120,536

No dividends have been declared or paid for any of the periods presented.

Results  of  Operations
-----------------------
Years Ended December 31, 2001 and 2000

Sales

Sales for the year ended December 31, 2001 increased to $437,225 from $376,450 for the year ended December 31, 2000, an increase of 16%. The increase in revenues was primarily attributable to an increase in the revenues from Beautyworks U.S.A., Inc., the Boca Raton beauty salon subsidiary, somewhat offset by revenues earned by the Cleaning Express USA subsidiary.

Net sales from the home cleaning segment have accounted for approximately 64% of total net sales in 2001 and 90% of the net sales in 2000. The Company plans to accelerate growth of beauty salon sales in 2002 by increasing expenditures on marketing and growing public awareness of services.

Income  /  Losses

Net losses for the year ended December 31, 2001 decreased to $257,044 from $794,306 for the year ended December 31, 2000, a decrease of 68%. The substantial decrease in losses was attributable primarily to a decrease in non-cash expenses relating to payroll expenses and consulting services, which were $387,346 and $96,097 for 2000, respectively, compared to $42,519 in payroll expenses for 2001.

The Company expects to continue to incur losses at least through fiscal 2002 and may not be able to achieve or maintain profitability or sustain its revenue growth in the future.

Expenses

Selling, general and administrative expenses for the year ended December 31, 2001, decreased to $344,662 from $906,322 for the year ended December 31, 2000, a decrease of 62%. The decrease in selling, general and administrative expenses was the result of significant decreases in payroll expenses and consulting fees that were $387,346 and $96,097, respectively.

Depreciation and amortization expenses for the years ended December 31, 2001 and December 31, 2000 were $3,017 and $3,800, respectively. The decrease was due to differences in accelerated depreciation percentages between the year 2001 and the year 2000.

The company has attempted to reduce rent expenses by closing one of the two cleaning offices in 2001 and consolidating operations in the other Fort Lauderdale office. This reduces overhead expenses by a projected 10% for the coming year. In addition, the company has taken steps to change daily operations of Cleaning Express USA, projecting a savings of 5-10% over the new year. Specifically, the Company is anticipating a lower labor cost associated with its cleaning services and nominal web site maintenance leading into 2002.

     The Company expects increases in overall expenses through 2002 as the Company moves toward increasing development and marketing of its Beauty Works, USA subsidiary and related acquisitions of beauty salons.

Cost  of  Sales

The cost of sales for the year ended December 31, 2001 was $282,123 compared to $263,394 for the year ended December 31, 2000. The increase in the cost of sales was primarily attributable to an increase in cleaning and beauty salon sales. Cost of sales as a percentage of sales for December 31, 2001 and 2000 was 65% and 69%, respectively.

The largest factor in the variation from year to year in the cost of sales as a percentage of net sales was the cost of labor.

Impact  of  Inflation

The Company believes that inflation has had a negligible effect on operations over the past two years. The Company believes that it can offset inflationary increases in the cost of labor by increasing sales and improving operating efficiencies.

Trends,  Events,  and  Uncertainties

Demand for the Company's home cleaning services and beauty salon services will be dependent on, among other things, market acceptance of the Company's concept and general economic conditions, which are cyclical in nature. Inasmuch as a major portion of the Company's activities is the receipt of revenues from the sales of its products, the Company's business operations may be adversely affected by the Company's competitors and prolonged recessionary periods. Liquidity and Capital Resources

Years  ended  December  31,  2001  and  December  31,  2000

Cash flows used in operations were a negative $23,482 for the year ended December 31, 2001, and a negative $291,498 for the year ended December 31, 2000. Negative cash flows from operating activities for the years ended December 31, 2001 and 2000 are primarily attributable to losses from operations, partially offset by the common stock issued for services in both years and an unrealized loss on trading securities in 2001.

Cash flows from investing activities were a negative $4,395 for the year ended December 31, 2001 and a negative $1,565 for the same period in 2000. The negative cash flows were primarily attributable to new equipment purchases during 2001 and 2000.

Cash flows used in financing activities were $17,313 for the year ended December 31, 2001 and cash flows generated from financing activities were $237,826 for the year ended December 31, 2000. The negative cash flows in 2001 pertained to repayments on a note payable and capitalized lease obligation. The positive cash flows in 2000 were primarily due to the private placement of common stock sold during 2000 less the effects of repayments on a capitalized lease obligation.

The Company has funded its cash needs from inception through December 31, 2001 with a series of debt and equity transactions, including private placements.

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

During the year ended December 31, 2000, the Company collected aggregate proceeds from unrelated investors of $240,326 under a limited Regulation D private placement.

Web site development costs paid to the web designer for development, marketing and advertisements for Beautymerchant.com were approximately $27,000 during the year 2000. In 2001, because of numerous distribution and inventory problems, after a developmental period, the Company ceased any further investment into Beautymerchant.com Inc.


On a long-term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues, additional infusions of capital and debt financing. The Company is considering launching a wide scale marketing and advertising campaign. The current Company's capital and revenues are not sufficient to fund such a campaign. If the Company chooses to launch such a campaign it well require substantially more capital. If necessary, the Company plans to raise this capital through an additional follow-on stock offering. The funds raised from this offering will be used to develop and execute the marketing and advertising strategy that may include the use of television, radio, print and Internet advertising. Funds would also be used to acquire beauty salons. However, the Company may not be able to obtain additional equity or debt financing in the future, if at all. If the Company is unable to raise additional capital, the growth potential will be adversely affected. Additionally, the Company will have to significantly modify its plans.

Financing activities for the years ended December 31, 2001 and 2000 consisted of principal repayments under the company's capitalized lease obligation its office equipment. Principal repayments under the capitalized lease obligation for the years ended December 31, 2001 and 2000 were $2,313 and $2,500, respectively. Principal repayments of the note payable balance were made in the amount of $15,000 in 2001.

ITEM  7.  FINANCIAL  STATEMENTS




                                    CONTENTS

====================================================================

INDEPENDENT  AUDITORS'  REPORT

CONSOLIDATED  BALANCE  SHEET

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS

CONSOLIDATED  STATEMENT  OF  STOCKHOLDERS'  EQUITY

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
====================================================================

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors and Stockholders:
NATIONAL BEAUTY CORP. (FKA Beautymerchant, Inc.)
4818 West Commercial Boulevard
Fort Lauderdale, Florida  33319

We have audited the accompanying consolidated balance sheet of National Beauty Corp. (FKA Beautymerchant, Inc., a Nevada corporation) and its wholly owned subsidiaries as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Beauty Corp. (a Nevada corporation) and its wholly-owned subsidiaries as of December 31, 2001, and the consolidated results of its operations and its cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.



Perrella & Associates, P.A.
Pompano Beach, FL
March 15, 2002










                      NATIONAL BEAUTY CORP. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2001
                                =================





                                   ASSETS
                                  ---------
CURRENT ASSETS
--------------------------------
  Cash . . . . . . . . . . . . .  $ 11,001
  Accounts receivable. . . . . .       903
Marketable securities. . . . . .     1,743
Inventory. . . . . . . . . . . .     1,700
  Prepaid expenses . . . . . . .    90,000
                                  ---------
    TOTAL CURRENT ASSETS . . . .   105,347

PROPERTY AND EQUIPMENT
  Furniture. . . . . . . . . . .    21,616
  Leasehold improvements . . . .     3,500
  Equipment. . . . . . . . . . .    34,985
  Accumulated depreciation . . .   (35,361)
                                  ---------
      NET PROPERTY AND EQUIPMENT    24,740


OTHER ASSETS
--------------------------------
  Deposits . . . . . . . . . . .     6,656
                                  ---------
    TOTAL OTHER ASSETS . . . . .     6,656
                                  ---------

      TOTAL ASSETS . . . . . . .  $136,743
                                 ==========













    The accompanying notes are an integral part of these consolidated financial statements.


                      NATIONAL BEAUTY CORP. & SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (CONTINUED)
                                December 31, 2001
                                =================




LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------

CURRENT LIABILITIES
------------------------------------------------
  Accounts payable and accrued expenses. . . . .  $     2,230
  Outstanding checks in excess of bank balance .       11,664
  Current portion of capitalized
           lease obligation. . . . . . . . . . .        2,313
                                                  ------------
    TOTAL CURRENT LIABILITIES. . . . . . . . . .       16,207
                                                  ------------

COMMITMENTS - NOTE C
------------------------------------------------

STOCKHOLDERS' EQUITY
------------------------------------------------
  Convertible preferred stock ($.001 par value;
   50,000,000 shares authorized, 950,000
  shares issued and outstanding) . . . . . . . .          950
  Common stock ($.001 par value; 100,000,000
     shares authorized, 1,466,362 shares issued
     and outstanding). . . . . . . . . . . . . .        1,466
Additional paid-in-capital . . . . . . . . . . .    1,402,450
  Retained deficit . . . . . . . . . . . . . . .   (1,284,330)
                                                  ------------
                                                      120,536
                                                  ------------
TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . .  $  $136,743
                                                  ============













    The accompanying notes are an integral part of these consolidated financial
    ---------------------------------------------------------------------------
                                   statements.
                                   -----------


                      NATIONAL BEAUTY CORP. & SUBSIDIARIES
                      ------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                 For the Years Ended December 31, 2001 and 2000
                 ==============================================




                                                                     2001        2000
                                                      --------------------  ----------
REVENUES:
----------------------------------------------------

  Sales. . . . . . . . . . . . . . . . . . . . . . .  $           431,810   $ 340,413
  Cost of Sales. . . . . . . . . . . . . . . . . . .             (275,974)   (221,268)
                                                      --------------------  ----------
  Gross profit . . . . . . . . . . . . . . . . . . .              155,836     119,145

EXPENSES:
----------------------------------------------------

  Selling, general and administrative. . . . . . . .              336,240     816,126
                                                      --------------------  ----------

  Total expenses . . . . . . . . . . . . . . . . . .              336,240     816,126
                                                      --------------------  ----------

  Loss from operations . . . . . . . . . . . . . . .             (180,404)   (696,981)
                                                      --------------------  ----------

OTHER EXPENSES:
----------------------------------------------------

  Unrealized Loss on Trading Securities. . . . . . .              (66,257)        -0-
   Interest Expense. . . . . . . . . . . . . . . . .               (1,227)    (1,040)
                                                      --------------------  ----------
  Total Other Expenses . . . . . . . . . . . . . . .              (67,484)    (1,040)
                                                      --------------------  ----------

  Loss from continuing operations. . . . . . . . . .             (247,888)  (698,021)

  Net loss from discontinued operations. . . . . . .               (9,156)   (96,285)
                                                      -------------------  ----------

    NET LOSS . . . . . . . . . . . . . . . . . . . .  $          (257,044) $(794,306)
                                                      ===================  ==========


Basic and fully diluted net loss per common share:
    Continuing operations. . . . . . . . . . . . . .  $             (.55)  $  (10.84)
    Discontinued operations. . . . . . . . . . . . .                (.02)      (1.50)
                                                      -------------------  ----------
   Basic and fully diluted net loss per common share  $             (.57)  $  (12.34)
                                                      ===================  ==========

Weighted average common shares . . . . . . . . . . .             448,016      64,379
                                                      ===================  ==========





    The accompanying notes are an integral part of these consolidated financial statements.


                      NATIONAL BEAUTY CORP. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2001 and 2000




                                                           2001        2000
                                                      ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
----------------------------------------------------
  Net loss . . . . . . . . . . . . . . . . . . . . .  $(257,044)  $(794,306)
  Adjustments to reconcile net loss
  to net cash used in operating activities:
  Depreciation . . . . . . . . . . . . . . . . . . .      3,017       3,800
  Common stock issued in exchange for services . . .    235,044     103,908
  Unrealized loss on trading securities. . . . . . .     66,257         -0-
  (Increase) decrease in operating assets:
   Accounts receivable . . . . . . . . . . . . . . .        781       3,700
  Shareholder loan receivable. . . . . . . . . . . .      7,892         -0-
   Inventory . . . . . . . . . . . . . . . . . . . .      1,863         979
   Prepaid expenses. . . . . . . . . . . . . . . . .    (90,000)    393,121
   Deposits. . . . . . . . . . . . . . . . . . . . .     (2,956)        -0-
  (Decrease) in operating liabilities:
   Outstanding checks in excess of bank balance. . .     11,664         -0-
   Accounts payable & accrued expenses . . . . . . .        -0-      (4,700)
                                                      ----------  ----------

    NET CASH USED IN
    OPERATING ACTIVITIES . . . . . . . . . . . . . .    (23,482)   (293,498)
                                                      ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
----------------------------------------------------
  Purchases of property and equipment. . . . . . . .     (4,395)     (1,565)
                                                      ----------  ----------

    NET CASH USED IN
    INVESTING ACTIVITIES . . . . . . . . . . . . . .     (4,395)     (1,565)
                                                      ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
----------------------------------------------------
  Proceeds from common stock issuances/subscriptions        -0-     242,326
  Repayment of note payable. . . . . . . . . . . . .    (15,000)        -0-
  Principal repayments under capital lease . . . . .     (2,313)     (2,500)
                                                      ----------  ----------

  NET CASH PROVIDED BY (USED
    IN) FINANCING ACTIVITIES . . . . . . . . . . . .  $ (17,313)  $ 239,826
                                                      ----------  ----------







    The accompanying notes are an integral part of these consolidated financial statements.
                      NATIONAL BEAUTY CORP. & SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF CASH FLOWS (CONT.)
                 For the Years Ended December 31, 2001 and 2000
                 ==============================================

                                                      2001               2000
                                                     -----               ----
          NET (DECREASE) IN CASH
          AND CASH EQUIVALENTS                   $ (45,190)         $(55,237)

Cash and cash equivalents, beginning of year        56,191           111,428
                                                 --------------    ----------

     CASH AND CASH EQUIVALENTS,
     END OF YEAR                                 $  11,001      $     56,191
                                                 ==========     ============

SUPPLEMENTAL  CASH  FLOW  INFORMATION:
--------------------------------------

Supplemental disclosures of cash flow information for the year ended December 31, 2001 and 2000 is summarized as follows:

Cash paid during the year for:
                                                     2001               2000
                                                    -----               ----

     Income Taxes                           $         -0-       $        -0-
                                            =============       ============
     Interest                               $      1,227        $     1,040
                                            =============       ============

NON-CASH FINANCING ACTIVITES:
-----------------------------
Assumption of note payable with acquisition $    15,000         $       -0-
                                            ============        ============

Common stock issued to officers for services,
  charged to prepaid expenses               $    28,500         $       -0-
                                            ============        ============

Common stock issued to others for
  services, charged to prepaid expenses     $    61,500         $       -0-
                                            ============        ============

Common stock issued to officers for other services
                                            $    25,044         $  103,908

                                            ============        ============

Common stock issued to others for other services
                                            $   120,000         $  103,908
                                            ============        ===========

Common stock issued in exchange for marketable securities
                                            $        -0-        $   68,000
                                            ============        ===========

     Retirement of common stock             $        -0-        $  359,667
                                            =============        ==========






    The accompanying notes are an integral part of these consolidated financial statements.

                      NATIONAL BEAUTY CORP. & SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY For the Years Ended December 31, 2001 and 2000
                 ==============================================




                                                                                       Convertible
                                                  Common Stock   Common Stock         Preferred Stock             Common Stock
                                                  Shares         Amount             Shares            Amount       Subscribed
                                                  ----------------------------------------------------------------------------

Balances, January 1, 2000* . . . . . . . . . . .        58,843   $             59    1,000,000   $        1,000   $        17

Common stock issued for services . . . . . . . .           741                -0-          -0-              -0-       103,908


Proceeds from common stock subscriptions . . . .         5,508                  6          -0-              -0-            (6)


Common stock exchanged for marketable securities         1,545                  2          -0-              -0-            (2)

Retirement of shares during the year . . . . . .        (8,212)                (9)         -0-              -0-            (9)

Net loss for the year. . . . . . . . . . . . . .           -0-                -0-          -0-              -0-           -0-

Balances, December 31, 2000. . . . . . . . . . .        58,425   $             58    1,000,000   $        1,000           -0-
                                                  -------------  -----------------  -----------  ---------------  ------------

Common stock issued for services . . . . . . . .       907,937                908          -0-              -0-           -0-

Conversion of preferred shares into
common shares by officers. . . . . . . . . . . .       500,000                500      (50,000)             (50)          -0-

Net loss for the year. . . . . . . . . . . . . .           -0-                -0-          -0-              -0-           -0-
Balances, December 31, 2001. . . . . . . . . . .     1,466,362   $          1,466      950,000   $          950           -0-
                                                  -------------  -----------------  -----------  ---------------  ------------
*Includes retroactive adjustments
due to stock split.




                                                  Subscriptions Paid-in-     Retained
                                                  Receivable    Capital      Deficit
                                                  ---------------------------------------

Balances, January 1, 2000* . . . . . . . . . . .  $  (671,637)  $1,425,709   $  (232,980)

Common stock issued for services . . . . . . . .          -0-


Proceeds from common stock subscriptions . . . .      242,326          -0-           -0-


Common stock exchanged for marketable securities       68,000          -0-           -0-

Retirement of shares during the year . . . . . .      361,311     (361,303)          -0-

Net loss for the year. . . . . . . . . . . . . .          -0-          -0-      (794,306)

Balances, December 31, 2000. . . . . . . . . . .          -0-   $1,168,314   $(1,027,286)
                                                  ------------  -----------  ------------

Common stock issued for services . . . . . . . .          -0-      234,136           -0-

Conversion of preferred shares into
common shares by officers. . . . . . . . . . . .          -0-          -0-           -0-

Net loss for the year. . . . . . . . . . . . . .          -0-          -0-      (257,044)
Balances, December 31, 2001. . . . . . . . . . .          -0-   $1,402,450   $(1,284,330)
                                                  ------------  -----------  ------------
*Includes retroactive adjustments
due to stock split.




    The accompanying notes are an integral part of these consolidated financial
    ---------------------------------------------------------------------------
                                   statements.
                                   -----------

                                     ------
                      NATIONAL BEAUTY CORP. & SUBSIDIARIES
                      ------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                 For the Years Ended December 31, 2001 and 2000
                 ==============================================

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Business Activity - National Beauty Corp. (formerly known as Beautymerchant.com,
-----------------
Inc.) (a Nevada corporation) legally changed its corporate name in 2001 and was also formerly known as ATR Industries, Inc., a Nevada corporation, which was incorporated in 1987.

These financial statements include its wholly owned subsidiaries, Cleaning Express USA, Beauty Works USA, Inc. and Beauty Merchant, Inc. The company is a full service cleaning company offering daily residential cleaning services, carpet cleaning and other related services in the South Florida area under the name of Cleaning Express USA. During April 2000, the Company began operations as an E-commerce distributor of beauty products under its Beauty Merchant, Inc. subsidiary and ceased these operations in 2001. The Company currently offers beauty services and products though its retail beauty salon in the South Florida area under its Beauty Works USA, Inc. subsidiary.

During the year ended December 31, 2001, the Company enacted a 200 for 1 reverse stock split on its common stock. All common stock amounts in the accompanying financial statements have been retroactively restated to reflect this capitalization change.

Accounts  Receivable  -  Accounts  receivable are charged to bad debt expense as
--------------------
they  are deemed uncollectible based upon a periodic review of the accounts. The
---
Company  performs  ongoing  credit  reviews  of  its  customer  accounts.

Property  and  Equipment  -  Property  and  Equipment  are  recorded  at  cost.
------------------------
Maintenance  and repair costs are expensed as incurred. Depreciation is provided
----------
using the straight-line method and other methods that approximate the straight-line method. It is calculated over recovery periods as prescribed by management which range from 5 years for equipment to 7 years for furniture. Leasehold improvements are amortized over the terms of the office operating leases.

When an asset is disposed of, its cost and related accumulated depreciation are removed from the accounts. The difference between undepreciated cost and proceeds from disposition is recorded as gain or loss.

The Company makes ongoing evaluations of the values of its assets to determine whether an impairment write-down should be recognized in accordance with SFAS No. 144. To date, no such impairment write-down has been deemed necessary.




                       NATIONAL BEAUTY CORP. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2001 and 2000
                 ==============================================

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)
-----------------------------------------------------------

Marketable  Securities  - Marketable securities include the Company's investment
----------------------
in equity securities recorded at fair market value. The marketable securities were classified as trading securities with holding gains and losses recognized in current period operations.

Cash  and  Cash  Equivalents  - For purposes of the Statement of Cash Flows, the
----------------------------
Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents.

Revenue  Recognition-  Revenue  for  the  residential  cleaning  operations  is
--------------------
recognized  when  cleaning  services  are  performed.

Revenues  for  beauty  services  are  recognized when the services are rendered.
Revenues for beauty products are recognized when the products are shipped provided collection of the resulting receivable is probable and the earnings process is complete. If any material contingencies are present, revenue recognition is delayed until all material contingencies are eliminated. Material contingencies are circumstances in which there are any potential uncertainties as to the completion of the revenue process being complete. Further, no revenue is recognized unless collection of the applicable consideration is probable. Probable collection is determined at the time collection occurs or is more than reasonably possible it will be collected.

Income  Taxes  -  Income  taxes are provided for the tax effects of transactions
-------------
reported in the financial statements and consist of deferred taxes related primarily to differences between the basis of certain assets and liabilities for financial and tax reporting. Deferred taxes represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

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







                      NATIONAL BEAUTY CORP. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2001 and 2000
                 ==============================================

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)
-----------------------------------------------------------

Use  of  Estimates  - The preparation of financial statements in conformity with
------------------
accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Advertising  -  The  Company  charges  the  costs of advertising to expense when
-----------
incurred.

Earnings  Per  Share - The Company reports earnings per share in accordance with
----------------------
Statement of Financial Accounting Standard (SFAS) No.128. This statement requires dual presentation of basic and diluted earnings (loss) with a reconciliation of the numerator and denominator of the loss per share computations. Basic earnings per share amounts are based on the weighted average shares of common outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Accordingly, this presentation has been adopted for the period presented. There were no adjustments required to net loss for the period presented in the computation of diluted earnings per share.

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

NOTE B - ACQUISITION
--------------------

During 2001, the Company acquired the fixed assets of a beauty salon in South Florida. The Company financed the acquisition with a short-term note with the unrelated seller in the amount of $15,000 at 8% interest per annum. This note was paid in full with interest thereto during 2001. The Company also assumed the lease from the seller. See footnote G for the minimum lease commitments. Since the acquisition does not meet the conditions of a significant acquisition, pro forma information has not been provided.





                      NATIONAL BEAUTY CORP. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2001 and 2000
                 ==============================================

NOTEC - DISCONTINUED OPERATIONS
-------------------------------

In November 2001, the Board of Directors approved a plan for the disposal of it e-commence segment. The results of beautymerchant.com have been reported as discontinued operations for all periods presented.

NOTE D - STOCKHOLDERS' EQUITY
-----------------------------

During the year ended December 31, 2000, the Company issued 741 shares of its common stock for services to employees and consultants. The stock issued was valued at the market price at the time of issuance, yielding an aggregate value of $103,907. The total amount was expensed during the year ended December 31, 2000 and is included in the accompanying financial statements in selling, general and administrative expenses.

During the year ended December 31, 2000, the Company retired 8,212 of the common shares that had been subscribed at $44 per share ($.22 pre-split).

Also during the year ended December 31, 2000, the Company received $242,326 in proceeds from common stock subscribed during the year ended December 31, 1999. The Company also received $68,000 in marketable securities in exchange for common stock subscribed during the year ended December 31,2000.

The Company has 950,000 shares of preferred stock outstanding at December 31, 2001, which is convertible at the option of the shareholder into 9,500,000 shares of common stock.

During 2001, the Company's officers converted 50,000 preferred shares into 500,000 common shares.

During the year ended December, 31 2001, the Company issued 607,937 shares of its common stock for services rendered by officers and outside consultants. The shares were valued at the date of issuance yielding an aggregate market value of $145,044, which was expensed during the year.

On December 27, 2001, the Company issued 95,000 and 205,000 common shares to its officers and outside consultants, respectively. These common shares were paid in advance for services to be received by the Company in 2002 and are reflected as Prepaid Expenses in the accompanying balance sheet. The shares were priced at the date of issuance yielding an aggregate market value of $90,000. In addition, 34,000 options were granted to an outside consultant as part of compensation. The options are exercisable at $.48 per share prior to December 31, 2005. The options did not yield a material expense using the Black-Scholes Option Pricing Model.

                      NATIONAL BEAUTY CORP. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2001 and 2000
                 ==============================================

NOTE E - INCOME TAXES
---------------------

The Company has approximately $726,000 of federal and state net operating losses that expire in various years through the year 2015.

Due to operating losses, there is no provision for current federal or state income taxes for the years ended December 31, 2001 and 2000.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company's deferred tax asset at December 31, 2001 consists of net operating loss carryforwards calculated using federal and state effective tax rates. Because of the Company's lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $8,000 and $141,000 for the years ended December 31, 2001 and 2000, respectively.

The Company's net deferred tax asset as of December 31, 2001 is as follows:

     Net operating loss carryforwards          $   276,000
     Valuation allowance                          (276,000)
                                              -------------

     Net deferred tax asset                    $       --
                                               ============

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the years ended December 31, 2001 and 2000 is as follows:
                                                            2001         2000
                                                            ----         ----
     Income tax computed at the federal statutory rate       34%          34%
     State income taxes, net of federal tax benefit           4%           4%
                                                            ----         ----
Valuation allowance                                         (38%)        (38%)
                                                            -----         ----
Total deferred tax asset                                      0%           0%
                                                            =====         ====







                      NATIONAL BEAUTY CORP. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2001 and 2000
                 ==============================================

NOTE  F  -  OBLIGATION  UNDER  CAPITAL  LEASE
---------------------------------------------

The Company is leasing equipment under a noncancelable capital lease that expires in December, 2002. The obligation under the capital lease has been recorded in the accompanying Balance Sheet at the net present value of the future minimum lease payments, discounted at an interest rate of 20%. The book value of the equipment was approximately $1,500 at December 31, 2001.

Minimum future obligations under this capital lease at December 31, 2001 are as follows:

Year                                         Amount
----                                         ------
2002                                       $  3,540
                                           --------
          Total minimum obligation            3,540

     Less amount representing interest        1,227
                                          ---------

          Present value of net
          minimum obligation                  2,313

          Less current portion                2,313
                                          ---------
                                         $      -0-
                                         ==========


NOTE G - COMMITMENTS
--------------------

The Company leases its offices in Fort Lauderdale, Florida and a beauty salon in Boca Raton, Florida under non-cancelable operating leases that expire from varying dates through September 30, 2005. Future minimum rental payments as of December 31, 2001 in the aggregate and for each of the four succeeding years are as follows:

Year                                 Amount
----                                 ------

2002                               $ 61,050
2003                                 37,200
2004                                 37,200
2005                                 27,900
                                  ---------
                                   $163,350
                                   ========


Rent expense for 2001 and 2000 was $47,467 and $32,526, respectively.

                      NATIONAL BEAUTY CORP. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2001 and 2000
                 ==============================================

NOTE G - COMMITMENTS (CONT')
----------------------------

In 1999, the Company committed itself to compensate each of its Board of Directors in the amount of 1,000 shares of its common stock annually and 10,000 common stock purchase options over a thirty six-month period. As of the date of this report, no option agreement has been officially adopted, there is no fair market value for the options and none of the equity instruments have been issued with the exception of 1,000 restricted common shares issued to each of its directors in 2001.

NOTE  H  -  SEGMENT  INFORMATION
--------------------------------

Based on the criteria established by SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," the Company operates in two principal business segments - (1) residential cleaning service and (2) retail beauty salons. In accordance with SFAS 131, the Company is required to describe its reportable segments and provide data that is consistent with the data made available to the Company's management to assess performance and make decisions. Information from the internal management reports may differ from the amounts reported under accounting principles generally accepted in the United States of America due to certain corporate level adjustments related to vendor reserves for potential under-delivery of minimum guaranteed orders. The assets of the discontinued subsidiary are reflected as corporate assets. Summarized revenues and expense information by segment for 2001, as excerpted from the internal management reports, is as follows:

                                        2001                 2000
                                        ----                 ----
Residential Cleaning:
---------------------
Residential cleaning sales          $281,124            $ 340,413
Cost of sales                       (182,731)            (221,268)
Corporate and other expenses        (220,436)            (819,626)
                                   ---------             ---------
     Segment loss                   (122,043)            (700,481)

Total assets                           9,550                9,550

Capital expenditures                      -0-                  -0-


Depreciation                              -0-                 200

Interest expense                         240                  208



                      NATIONAL BEAUTY CORP. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2001 and 2000
                 ==============================================

NOTE  H  -  SEGMENT  INFORMATION  (CONT')
-----------------------------------------

                                       2001                 2000
                                       ----                 ----
Retail beauty salon:
--------------------
Retail beauty salon sales          $150,686                  N/A
Cost of sales                      ( 93,243)                 -0-
Corporate and other expenses       (117,031)                 -0-
                                  ----------              ------
     Segment loss                   (59,588)                 -0-

Total assets                         13,500                  -0-

Capital expenditures                  1,538                  -0-

Depreciation                          1,056                  -0-

Interest expense                        429                  -0-

Corporate:
----------
Corporate  revenues               $    N/A               $   N/A
Cost of sales                           -0-                  -0-
Unallocated and other expenses     (66,257)                  -0-
                                  ----------             -------
     Segment loss                  (66,257)                  -0-

Total assets                       113,693              139,843

Capital expenditures                 2,857                1,565

Depreciation                         1,961                3,600

Interest expense                       558                  832


NOTE I - SUBSEQUENT EVENTS
--------------------------

Subsequent to December 31, 2001, one of the Company's officers converted 200,000 shares of the Company's preferred stock in to 2,000,000 shares of common stock.





                      NATIONAL BEAUTY CORP. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2001 and 2000
                 ==============================================

NOTE J - RECENT ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No.143, "Accounting for Asset Retirement Obligations" which addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value cannot be made. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect SFAS No. 143 to have a material effect on its financial condition or cash flows.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 generally establishes a standard framework which to measure impairment of long-lived assets and expands the Accounting Principles Board ("APB") 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" to include a component of the entity (rather than a segment of the business). SFAF No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not expect SFAS No. 144 to have a material effect on its financial condition and cash flows.









ITEM 8. CHANGES WITH AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)     Identification of Directors

The following information, as of March 27, 2002 is furnished with respect to each Director and Executive Officer:

               Date of
Name of Director          Age     Service       Position with Company
----------------          ---     -------       ---------------------

Edward A. Roth             44     1997          Chairman, President & CEO
Alisha Roth                36     1997          Secretary, Treasurer, Director
Barbara Patigalia          51     1997          Director
Michael J. Bongiovanni     39     2000          Chief Financial Officer

All Directors serve for one-year terms, which expire at the annual shareholders meeting in 2002.

All officers serve at the pleasure of the Board.

There are no arrangements or understandings pursuant to which any of them were elected as officers.

Edward A. Roth has been President and Director of the Company since 1997. Mr. Roth previously served as Vice-President and Director of Operations for Cleaning Express USA since its inception in November 1994. During this period, Mr. Roth developed and implemented all operations and developments creating a company that started with less than 50 customers and today services over 8,000 customers in South Florida. Mr. Roth was President of Advanced Appearance, a chain of Beauty Salons, in Alabama and Florida form 1978 to 1988. Prior to this Mr. Roth served as a management consultant working independently for 20 years. Mr. Roth has attended Auburn University majoring in business and marketing, and is also a veteran of the United States Air Force. Edward A. Roth is married to Alisha M. Roth

Michael J. Bongiovanni has been Chief Financial Officer of the Company since April 2000. Mr. Bongiovanni is responsible for SEC reporting compliance and financial analysis of new operations including Beautyworks USA, Inc. Mr. Bongiovanni has served numerous publicly traded companies in financial consulting and business management since 1980. Mr. Bongiovanni received his Masters of Accounting degree at Florida Atlantic University.

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

Summary Compensation Table



                       Other    Restricted                 Stock
Name and. . . . . . .  Fiscal   Annual        Restricted   Compen-  LTIP     Stock
 Position . . . . . .  Year     Salary        Bonuses      sation   Awards   Options  Bonuses
                           (1)           (2)      (3) (6)      (4)      (5)
                       -------  ------------  -----------  -------  -------
Edward A. . . . . . .    2001   $    65,000          -0-      -0-      -0-       -0-      -0-
 Roth, CEO. . . . . .    2000   $   233,121          -0-      -0-      -0-       -0-      -0-
and President . . . .    1999   $    43,215          -0-      -0-      -0-       -0-      -0-
---------------------  -------  ------------  -----------  -------  -------  -------  -------
Michael J.. . . . . .    2001   $    15,000          -0-      -0-      -0-       -0-      -0-
Bongiovanni,. . . . .    2000   $    46,800          -0-      -0-      -0-       -0-      -0-
 CFO. . . . . . . . .    1999   $       -0-          -0-      -0-      -0-       -0-      -0-
---------------------  -------  ------------  -----------  -------  -------  -------  -------
                         2001   $       -0-          -0-      -0-      -0-       -0-      -0-
Alisha Roth,. . . . .    2000   $    60,000          -0-      -0-      -0-       -0-      -0-
 Secretary, Treasurer    1999   $       -0-          -0-      -0-      -0-       -0-      -0-
---------------------  -------  ------------  -----------  -------  -------  -------  -------




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

(5)     The Company currently has no Restricted Stock Bonus Plans.

(6)     No other compensation

Compensation of Directors

The Company pays its non-employee directors' 1,000 shares of the Company's restricted common stock per year for Directors' Meetings attended. It is anticipated that no more than twelve meetings will occur each year.

Employment Contracts and Termination of Employment and Change-In Control Arrangements

None

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)     Security Ownership of Certain Beneficial Owners

All persons known by the Registrant to own beneficially more than 5% of any class of the Company's outstanding stock on March 27, 2002, are listed below:



                                Nature of                 Current %
Title of Class . . . . . . . .  Name and Address           # Shares   Ownership   Owned (w)
------------------------------  ------------------------  ----------  ----------  ---------
                                Edward A. Roth
  4818 W. Commercial Blvd.
Common Stock, $.001 Par Value.  Lauderhill, FL 33319       2,806,500         (x)        74%
------------------------------  ------------------------  ----------  ----------  ---------
Preferred Stock, . . . . . . .  Edward A. Roth
 $.001 Par Value . . . . . . .  4818 W. Commercial Blvd.
(z). . . . . . . . . . . . . .  Lauderhill, FL 33319         950,000         (y)
------------------------------  ------------------------  ----------  ----------  ---------



(w) On March 27, 2002, there were 3,783,362 shares of common stock issued and outstanding.
     (x) Mr. & Mrs. Roth own the common shares as joint tenants.
(y) Mr. & Mrs. Roth own the preferred shares as joint tenants.
(z) Each share of preferred stock is convertible into ten shares of common stock.


(b)     Security Ownership of Management

The following table sets forth the number of shares owned beneficially on March 27, 2002, by each Director and by all Officers and Directors as a group. Information as to the beneficial ownership is based upon statements furnished to the Company by such persons.



                            Nature of                                      Current %
Title of Class . . . . . .  Name and Address                                 # Shares  Ownership   Owned (w)
--------------------------  ---------------------------------------------  ----------  ----------  ---------
Common Stock,. . . . . . .  Edward A. Roth
 $.001 Par Value . . . . .  4818 W. Commercial Blvd.
                            Lauderhill, FL 33319                            2,806,500         (x)        74%
--------------------------  ---------------------------------------------  ----------  ----------  ---------
                            Michael J. Bongiovanni
Common Stock,. . . . . . .  19425-G Liverpool Pkwy.
..001 Par Value. . . . . .   Charlotte, NC 28031                                25,000  Direct            **
--------------------------  ---------------------------------------------  ----------  ----------  ---------
                            Barbara Patagalia
Common Stock,. . . . . . .  4818 W. Commercial Blvd.
..001 Par Value. . . . . .   Lauderhill, FL 33319                                2,065  Direct            **
--------------------------  ---------------------------------------------  ----------  ----------  ---------
Common Stock,. . . . . . .  All Officers and Directors
 $.001 Par Value . . . . .  as a Group                                      2,833,565  Direct            75%
--------------------------  ---------------------------------------------  ----------  ----------  ---------
                            Edward A. Roth
Preferred Stock, . . . . .  4818 W. Commercial Blvd
..001 Par Value(z). . . . .  Lauderhill, FL 33319                              950,000         (y)       100%
--------------------------  ---------------------------------------------  ----------  ----------  ---------




** Less than .01%

(w) On March 27, 2002, there were 3,783,362 shares of common stock issued and outstanding.
     (x) Mr. & Mrs. Roth own the common shares as joint tenants.
(y) Mr. & Mrs. Roth own the preferred shares as joint tenants.
     (z) Each share of preferred stock is convertible into ten shares of common stock.

(c)     Changes in Control

The Company knows of no arrangements that may at a subsequent date result in a change of control in the Company.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Financial Statements
1. The following financial statements of National Beauty Corp. & Subsidiaries are included in Part II, Item 7:

Independent Auditors' Report                              13
Balance Sheet-December 31, 2001                        14-15
Statements of Operations - years ended
     December 31, 2001 and 2000                  .     16-17
Statements of Cash Flows - years ended
     December 31, 2001 and 2000       .                18-19
Statements of Stockholders Equity- years ended
     December 31, 2001 and 2000                           20
Notes to Financial Statements                          21-27

     2. Exhibits
3. Articles of incorporation and bylaws are incorporated by reference to Exhibit No. 1 of Form 10-SB filed November 1999.

(b)     Reports on Form 8-K
There were no reports on Form 8-K for the three months ended December 31, 2001.














                           --Signature Page Follows--

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  NATIONAL BEAUTY CORP.
                                  ---------------------
                                        (Registrant)


                                        /s/ Michael J. Bongiovanni
                                        --------------------------
Date:  March 27, 2002
                                            Michael J. Bongiovanni
                                            Chief Financial Officer
/s/ Edward A. Roth
------------------
Edward A. Roth
President & CEO

/s/ Alisha Roth
---------------
Alisha Roth
Secretary, Treasurer,
Director

/s/ Barbara Patagalia
---------------------
Barbara Patagalia
Director