Form 10QSB
period 2002-03-31
NATIONAL BEAUTY CORP
filed 2002-05-14
CIK 821524

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB




[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2002

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


           4818 W. Commercial Boulevard, Ft. Lauderdale, Florida 33319
           -----------------------------------------------------------
                    (Address of principal executive offices)

                                 (954) 717-8680
                                 --------------
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares of common stock outstanding as of May 14, 2002: 3,748,362

Number of shares of preferred stock outstanding as of May 14, 2002: 750,000








<PAGE 1>
                              INDEX TO FORM 10-QSB
                              --------------------

                                                                Page No.
                                                                --------
PART I
------

Item 1.     Financial Statements

  Consolidated Balance Sheets - March 31, 2002 and December 31, 2001    2

  Consolidated Statements of Operations - Three Months Ended
  March 31, 2002 and 2001                                               3

  Consolidated Statements of Cash Flows - Three Months Ended March 31, 2002
  and 2001                                                              4

  Notes to Consolidated Financial Statements                          5-6

Item 2.     Management's Discussion and Analysis of Financial Condition
            And Results of Operations                                7-11

PART II
-------

Item 1.     Legal Proceedings                                          11

Item 2.     Changes in Securities                                      11

Item 3.     Defaults Upon Senior Securities                            11

Item 4.     Submission of Matters to a Vote of Security Holders        11

Item 5.     Other Information                                          11


                                        1


























                             NATIONAL BEAUTY CORPORATION & SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             AS OF MARCH 31, 2002 AND DECEMBER 31, 2001

                                                                     (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY                                March 31, 2002    Dec. 31, 2001
-----------------------------------------------------------------   --------------------------------
CURRENT LIABILITIES
-----------------------------------------------------------------
Accounts payable and accrued expenses . . . . . . . . . . . . . .  $         2,230   $        2,230
Outstanding checks in excess of bank balance. . . . . . . . . . .            1,067           11,664
Current portion of capitalized lease obligation . . . . . . . . .            1,594            2,313
TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . . .            4,891           16,207


STOCKHOLDERS' EQUITY
-----------------------------------------------------------------
Common stock ($.001 par value, 100,000,000 shares authorized;
3,736,362 and 1,466,362 issued and outstanding at March 31, 2002
and December 31, 2001, respectively). . . . . . . . . . . . . . .            3,736            1,466
Convertible preferred stock ($.001 par value; 50,000,000 shares authorized, 750,000 and 950,000 shares issued and outstanding at
March 31, 2002 and December 31, 2001, respectively) . . . . . . .              750              950
Additional paid in capital. . . . . . . . . . . . . . . . . . . .        1,466,480        1,402,450
Retained deficit. . . . . . . . . . . . . . . . . . . . . . . . .       (1,318,763)      (1,284,330)
TOTAL STOCKHOLDERS' EQUITY. . . . . . . . . . . . . . . . . . . .          152,203          120,536
                                                                   ----------------  ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . . . . . .  $       157,094   $      136,743
                                                                   ===============   ===============










                   NATIONAL BEAUTY CORPORATION & SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001



                                                       2002          2001
REVENUES:
-----------------------------------------------
Sales . . . . . . . . . . . . . . . . . . . . .  $  145,256   $    87,287
Cost of Sales . . . . . . . . . . . . . . . . .     (68,544)      (60,731)
GROSS PROFIT. . . . . . . . . . . . . . . . . .      76,712        26,556
                                                 -----------  ------------

EXPENSES:
-----------------------------------------------
Advertising . . . . . . . . . . . . . . . . . .       6,471        13,511
Automobile. . . . . . . . . . . . . . . . . . .         283         3,259
Bank service charges. . . . . . . . . . . . . .       1,099         1,170
Consulting. . . . . . . . . . . . . . . . . . .      37,500         3,245
Depreciation. . . . . . . . . . . . . . . . . .       1,000           800
Insurance . . . . . . . . . . . . . . . . . . .       1,141         5,544
Office expenses . . . . . . . . . . . . . . . .       2,180         2,221
Payroll . . . . . . . . . . . . . . . . . . . .      20,445           -0-
Professional fees . . . . . . . . . . . . . . .      13,970         1,375
Public trading. . . . . . . . . . . . . . . . .       1,315           -0-
Rent. . . . . . . . . . . . . . . . . . . . . .      15,166         6,771
Repairs & maintenance . . . . . . . . . . . . .         106            60
Taxes & licenses. . . . . . . . . . . . . . . .       6,871         1,425
Telephone . . . . . . . . . . . . . . . . . . .       1,988         2,508
Travel. . . . . . . . . . . . . . . . . . . . .         -0-           460
Utilities . . . . . . . . . . . . . . . . . . .       1,367           129
TOTAL EXPENSES. . . . . . . . . . . . . . . . .     110,902        42,478
                                                 -----------  ------------

OPERATING (LOSS). . . . . . . . . . . . . . . .  $  (34,190)  $   (15,922)

OTHER (EXPENSE):
-----------------------------------------------
Unrealized loss on trading securities . . . . .        (243)      (29,500)
Interest Expense. . . . . . . . . . . . . . . .         -0-           -0-

NET (LOSS). . . . . . . . . . . . . . . . . . .  $  (34,433)  $   (45,422)
                                                 ===========  ============
  Net (Loss) per Share -
  basic and fully diluted . . . . . . . . . . .      ($0.01)  $        **
                                                 ===========  ============
  Weighted Average Shares . . . . . . . . . . .   2,583,862    11,706,701
                                                 ===========  ============
** Less than $.01









                             NATIONAL BEAUTY CORPORATION & SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                         FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001



                                                                                   2002       2001
CASH FLOWS FROM OPERATING ACTIVITIES:
-----------------------------------------------------------------------------
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(34,433)  $(45,422)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,000        800
Common stock issued for services. . . . . . . . . . . . . . . . . . . . . . .    66,100      3,245
Unrealized loss on trading securities . . . . . . . . . . . . . . . . . . . .       243     29,500
(Increase) decrease in operating assets:
Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       771       (245)
Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (2,387)      (289)
Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (24,825)       -0-
Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       -0-        -0-
(Decrease) in outstanding checks in excess of bank balance. . . . . . . . . .   (10,597)       -0-
                                                                               ---------  ---------
NET CASH (USED IN) OPERATING ACTIVITIES . . . . . . . . . . . . . . . . . . .    (4,128)   (12,411)
                                                                               ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
-----------------------------------------------------------------------------
Expenditures for leaseholds and equipment . . . . . . . . . . . . . . . . . .       -0-        -0-
                                                                              ---------   ---------
NET CASH USED IN INVESTING ACTIVITIES . . . . . . . . . . . . . . . . . . . .       -0-        -0-
                                                                              ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
-----------------------------------------------------------------------------
Repayment of shareholder loan receivable. . . . . . . . . . . . . . . . . . .       -0-      6,013
Principal repayments under capitalized lease. . . . . . . . . . . . . . . . .      (719)      (625)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES. . . . . . . . . . . . . . .      (719)     5,388
                                                                             -----------   --------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . .    (4,847)    (7,023)
                                                                             -----------   --------
CASH AND CASH EQUIVALENTS,
BEGINNING OF THE YEAR . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11,001     56,191
                                                                             -----------   --------
END OF THE PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  6,154   $ 49,168
                                                                             ===========   ========
SUPPLEMENTARY CASH FLOW INFORMATION
-----------------------------------------------------------------------------
OF NON-CASH FINANCING:
-----------------------------------------------------------------------------
Common stock issued for services. . . . . . . . . . . . . . . . . . . . . . .  $ 66,100   $  3,245
                                                                              =========   =========









                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                   NATIONAL BEAUTY CORPORATION & SUBSIDIARIES
                           March 31, 2002 (UNAUDITED)


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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at March 31, 2002, the results of operations for the three month period ended March 31, 2002 and 2001, and cash flows for the three months ended March 31, 2002 and 2001. The results for the period ended March 31, 2002, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2002.

NOTE  2  -  EARNINGS  (LOSS)  PER  SHARE

The  following  represents  the  calculation  of  earnings  (loss)  per  share:

                                Three                  Three
                                Months  Ended          Months  Ended
BASIC & FULLY DILUTED*          March 31, 2002         March 31, 2001
-----     ----------------      --------------         --------------
Net Loss                         $     (34,433)        $     (45,422)

Less- preferred stock dividends           -0-                   -0-
                                 ------------          --------------

Net Loss                         $     (34,433)        $     (45,422)

Weighted average number
of common shares                     2,583,862            11,706,701
                               --------------------   ----------------

Basic & Fully Diluted*
loss per share                   $       (.01)         $          **
                                 =============          =============


* The Company had no common stock equivalents during the periods presented ** Less than $(0.01)








ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION
--------

In connection with the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), National Beauty Corporation is hereby providing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward looking statements (as such term is defined in the Reform Act) made in this quarterly Report on Form 10-QSB. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "likely will result," "are expected to," "will continue," "is anticipated," "estimated," "intends," "plans" and "projection") are not historical facts and may be forward looking statements and involve estimates and uncertainties which could cause actual results to differ materially from those expresses in the forward looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following key factors that have a direct bearing on our results of operations: the absence of contracts with customers or suppliers; our ability to maintain and develop relationships with customers and suppliers; our ability to successfully integrate acquired businesses or new brands; the impact of competitive products and pricing; supply constraints or difficulties; changes in the retail and beauty industries; the retention and availability of key personnel; and general economic and business conditions.

We caution that the factors described herein could cause actual results to differ materially from those expressed in any forward-looking statements and that the investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events or circumstances.

New factors emerge from time to time, and it is not possible for us to predict all such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

General  Description  of  Business
----------------------------------

National  Beauty  Corporation is comprised of its two wholly owned subsidiaries:
BeautyWorks U.S.A., Inc. and Cleaning Express U.S.A., Inc. Our objective is to enhance and further brand itself as: (a) a shopping destination for beauty products, fragrances and accessories; (b) a beauty services provider. Through the collective efforts of its subsidiaries, we seek to:
- Build our customer base as a one-stop provider for discounted name-brand beauty products and cosmetics;
- Enhance its brand name reputation of offering convenient, competitive pricing and participation in special promotions;
- Expand its business concept by acquiring beauty salons with established customer bases;

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

Products  and  Geographic  Expansion

We intend to expand our service businesses in the Florida area by opening approximately one additional retail storefront under our BeautyWorks U.S.A. name during 2002. We are also exploring the possibility of opening up approximately one additional BeautyWorks U.S.A. store in the Las Vegas, Nevada during 2002. We began our retail sales operations in early 2000 and will attempt to expand product sales on a continual basis.

Additional  Risk  Factor

National Beauty Corporation, a Nevada corporation, has a limited operating history in its operations, which began in the first quarter of 2000. Accordingly, you have little or no information upon which to evaluate National Beauty Corporation's future business, prospects, and revenues. In addition, as a new sales company, we face intense competition. In addition, there are no assurances that we will be successful in overcoming the following changes:
- Whether we will be able to retain existing customers or attract new customers;
-     Whether we will be able to respond to changing customer demands;
- Whether we will have adequate systems in place to fulfill all customer orders;
- Whether we will be able to acquire additional sources for merchandise at discounted prices;
-     Whether we will maintain and increase sufficient website traffic;
-     Whether we will be able to obtain additional equity or debt financing;
-     Whether we will be competitive in its core businesses;
- Whether we will successfully locate and acquire existing beauty operations for BeautyWorks U.S.A.

Our  principal  suppliers  are  non-retail  wholesale  distributors.

We plan to add at least 2 employees during the next 12 months to our retail operations. If we acquire any beauty salons with existing operations additional staff will be added to operate these businesses relative to the size of the operation; however, at this time we are unable to determine how many additional employees will be required. The three employees that are presently on staff will manage new employees.

Recent  Acquisition

During the second quarter of 2001, we acquired a full service salon located in Boca Raton, Florida. This beauty salon currently employs approximately nine workers and offers hair, nails and skin treatments to local customers. This is our first acquisition in our recent salon 'roll-up' strategy. We plan to acquire two additional salons during the fourth quarter of 2002; however, there are no assurances that it will be successful in these plans.

Additional  Financing

We may need to raise additional funds to meet future operating requirements. If we raise additional funds through issuance of equity or debt securities, such securities may have rights to our common stock, such as warrants or options. In addition, shareholders may experience additional dilution from issuance and exercise of equity or debt securities or warrants or options. There are no assurances that we will be able to obtain additional financing or that additional financing will be available at all.

Cleaning Express USA.Cleaning Express USA. Our operations include home cleaning services that emphasize budget pricing. We currently operate one Cleaning Express USA office in Tamarac, Florida and dispatch 40-50 workers in teams of two workers on a daily basis. The present geographic area in which we operate includes the Broward and South Palm Beach County areas of South Florida.

Marketing for our home cleaning services include print advertising, television and radio commercials, and a referral program that rewards customers with future discounts for client referrals.

The home cleaning industry is highly competitive with respect to price, service, quality and location. There are numerous, well-established, larger competitors in the home cleaning industry possessing substantially greater financial, marketing, personnel and other resources than us. There can be no assurance that we will be able to respond to various competitive factors affecting the business. We will attempt to compete with its home cleaning industry competitors by offering quality service at a low price. We plan to further expand in South Florida by continuing its current marketing strategy.

The primary markets for Cleaning Express USA are individual households. No single customer now makes up or is expected in future to make up more than ten percent of the total revenues of Cleaning Express USA. Cleaning Express USA has three full time employees and contracts with 40-50 workers that are each independently contracted with us to service and provide home cleaning services to existing and new customers.

BeautyWorks U.S.A., Inc. We announced that we expanded our business into a prototype store offering beauty retailing and beauty services hair styling, and nail services at affordable pricing. We plan to open two retail 'brick and mortar' stores in the South Florida area. During the second quarter of 2001, the first retail store was officially opened and is presently servicing South Florida customers.

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

We have retained the services of Neal Realty and Development of Fort Lauderdale, Florida to search for shopping center locations. We believe the beauty services business industry, is well established.

Initial plans are for a prototype store in Broward County, Florida, as soon as appropriate locations are selected. Las Vegas, Nevada is also being considered for a second development market for Beautyworks U.S.A., Inc.

The beauty services industry is highly competitive with respect to price, service, and location. As a result, the potential for failure in this industry is significant. There are numerous, well-established, larger competitors in the beauty services industry with considerable expertise, possessing substantially greater financial, marketing, personnel and other resources than us. There can be no assurance that we will be able to respond to various competitive factors affecting the business.

Toyworks Usa.Com. We established a new shopping destination toys, for children of all ages. Both of these new Internet sites were co-developed with a strategic partner, that overall maintains the online stores and does all inventory and distribution, allowing the company to handle all advertising and marketing.

We will attempt to develop the Beautyworks Usa and Toyworks USA concepts, and will strive to cross market the catalogue format, offering brand name health and beauty products on Beautyworks and popular toys on Toyworks. Each individual e-commerce site is independent of each other, but sharing the USA logo at the end, unifying the American symbolism in marketing. All customer orders are implemented by online credit card, with fraud risk to the company. We offer a secure shopping environment with state of the art security on all transactions.

We plan to cross market these e-commerce sites, as the brick and mortar salons are regionally and eventually nationwide.

In addition, we plan to use in-house marketing and advertising to promote its products. Advertising is expected to increase leading into 2003.

We are actively seeking partners and compatible businesses to acquire within the huge beauty services industry.

Your Salonappt.Com: Plans have been formulated to develop and market "www.yoursalonappt.com", a consumer to business application service provider
(ASP). In the opinion of management, this developmental information and interactive consumer to business portal, when fully developed will assist thousands of hair, nail, and spa customers. By providing appointment services that have traditionally made by telephone, during normal business hours, this application service provider (ASP) will allow customers access, 7 days a week, 24 hours a day, regardless normal business hours. In addition consumers will have access to information that will provide them with a registry and directory of national salons and beauty spas. Initial development is expected to begin 2nd quarter 2002, with projected completion later in the year. Risks and uncertainties include, but are not limited to, consumer spending habits, availability of funds for project completion, and general acceptance of new technology functions in the beauty service industry. The primary market will be the United States, but could be extended worldwide.


RESULTS  OF  OPERATIONS
-----------------------

Net  Income

The Company had a net loss of $(34,433), or $.01 per common share, for the three months ended March 31, 2002, versus a net loss of $(45,422), or less than $.01 for the same period ended March 31, 2001. The change in net loss was primarily due to a decrease in administrative expenses relating to the operation and marketing of the BeautyMerchant.com online superstore.

Sales

Revenues increased $57,969 or 66% to $145,256 for the three months ended March 31, 2002 as compared with $87,287 for the three months ended March 31, 2001. The increase was primarily due to the acquisition of the salon in the second quarter of 2001 that generated additional revenues. Average selling prices and gross margins remained fairly constant.

Expenses

Selling, General, and Administrative expenses for the three months ended March 31, 2002 increased $68,424 to $110,902. In comparison with the three-month period ended March 31, 2001, consulting and payroll increased $34,255 and $20,445, respectively due to our acquisition of the salon in the second quarter of 2001.

Liquidity  and  Capital  Resources

On March 31, 2002, we had cash of $5,154 and working capital of $121,807. This compares with cash of $11,001 and working capital of $91,312 at March 31, 2001. The increase in working capital was due to an increase in pre paid expenses.

Net cash used in operating activities was $4,128 for the three months ended March 31, 2002 as compared with net cash used in operating activities of $12,411 for the period ended March 31, 2001. The decrease in cash used was primarily attributable to a decrease in net loss for the period.

Net cash used in investing activities was $-0- for the three months ended March 31, 2002 as compared with net cash used in investing activities of $-0- for the period ended March 31, 2001.

Net cash used in financing activities totaled $719 for the three months ended March 31, 2002 as compared with net cash provided by financing activities of $5,388 for the three months ended March 31, 2001. The decrease in net cash provided by financing activities was primarily due to the collection of shareholder loan receivable during 2001.

PART II. OTHER INFORMATION
--------

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

During the quarter ended March 31, 2002, two of the Company's officers converted 200,000 shares of their preferred stock into 2,000,000 shares of common stock. Also during the quarter, the Company issued 125,000 shares of its common stock to Weed & Co. for legal services and 30,000 shares of its common stock to OTC Financial Network for investor relations for the Company.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
     3. Articles of incorporation and bylaws are incorporated by reference to
Exhibit No. 1 of Form 10-     SB filed November 1999.

(b)  Reports  on  Form  8-K

     None.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NATIONAL BEAUTY CORPORATION
                                        (Registrant)


                                        /s/ Michael J. Bongiovanni
Date:  May 7, 2002                      __________________________
                                        Michael J. Bongiovanni
                                        Chief Financial Officer