Form 10QSB/A
period 2002-03-31
NATIONAL BEAUTY CORP
filed 2002-06-06
CIK 821524

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

                                 AMENDMENT NO. 1


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

                                                                       Page No.
                                                                       --------
PART I
------

Item 1.     Financial Statements

     Consolidated Balance Sheets - March 31, 2002 and December 31, 2001     2-3

     Consolidated Statements of Operations - Three Months Ended
     March 31, 2002 and 2001                                                 4

     Consolidated Statements of Cash Flows - Three Months Ended
     March 31, 2002 and 2001                                                 5

     Notes to Consolidated Financial Statements                            6-7

Item 2.   Management's Discussion and Analysis of Financial Condition
          And Results of Operations                                       8-11

PART II
-------

Item 1.     Legal Proceedings                                               11

Item 2.     Changes in Securities                                           11

Item 3.     Defaults Upon Senior Securities                                 12

Item 4.     Submission of Matters to a Vote of Security Holders             12

Item 5.     Other Information                                               12

Item 6.     Exhibits and Reports on Form 8-K                                12

SIGNATURES                                                                  12
























                   NATIONAL BEAUTY CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2002 AND DECEMBER 31, 2001

                             (Unaudited)
ASSETS                      March 31, 2002    Dec. 31, 2001
-------------------------
CURRENT ASSETS:
-------------------------
Cash and cash equivalents  $         6,154   $       11,001
Accounts receivable . . .              132              903
Marketable securities . .            1,500            1,743
Inventory . . . . . . . .            4,087            1,700
Prepaid expenses. . . . .          114,825           90,000
TOTAL CURRENT ASSETS. . .          126,698          105,347
                           ----------------  ---------------

FIXED ASSETS
-------------------------
Furniture . . . . . . . .           21,616           21,616
Leasehold improvements. .            3,500            3,500
Equipment . . . . . . . .           34,985           34,985
Accumulated depreciation.          (36,361)         (35,361)
NET FIXED ASSETS. . . . .           23,740           24,740
                           ----------------  ---------------

OTHER ASSETS:
-------------------------
Deposits. . . . . . . . .            6,656            6,656
TOTAL OTHER ASSETS. . . .            6,656            6,656
                           ----------------  ---------------

TOTAL ASSETS. . . . . . .  $       157,094   $      136,743
                           ----------------  ---------------








                             NATIONAL BEAUTY CORPORATION & SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             AS OF MARCH 31, 2002 AND DECEMBER 31, 2001


                                                                     (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY                                March 31, 2002    Dec. 31, 2001
-----------------------------------------------------------------
CURRENT LIABILITIES
-----------------------------------------------------------------
Accounts payable and accrued expenses . . . . . . . . . . . . . .  $         2,230   $        2,230
Outstanding checks in excess of bank balance. . . . . . . . . . .            1,067           11,664
Current portion of capitalized lease obligation . . . . . . . . .            1,594            2,313
TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . . .            4,891           16,207
                                                                   ----------------  ---------------

STOCKHOLDERS' EQUITY
-----------------------------------------------------------------
Common stock ($.001 par value, 100,000,000 shares authorized;
3,736,362 and 1,466,362 issued and outstanding at March 31, 2002
and December 31, 2001, respectively). . . . . . . . . . . . . . .            3,736            1,466
Convertible preferred stock ($.001 par value; 50,000,000 shares authorized, 750,000 and 950,000 shares issued and outstanding at
March 31, 2002 and December 31, 2001, respectively) . . . . . . .              750              950
Additional paid in capital. . . . . . . . . . . . . . . . . . . .        1,466,480        1,402,450
Retained deficit. . . . . . . . . . . . . . . . . . . . . . . . .       (1,318,763)      (1,284,330)
TOTAL STOCKHOLDERS' EQUITY. . . . . . . . . . . . . . . . . . . .          152,203          120,536
                                                                   ----------------  ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . . . . . .  $       157,094   $      136,743
                                                                   ----------------  ---------------









                   NATIONAL BEAUTY CORPORATION & SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


                                                       2002          2001
REVENUES:
-----------------------------------------------
Sales . . . . . . . . . . . . . . . . . . . . .  $  145,256   $    87,287
Cost of Sales . . . . . . . . . . . . . . . . .     (68,544)      (60,731)
GROSS PROFIT. . . . . . . . . . . . . . . . . .      76,712        26,556
                                                 -----------  ------------

EXPENSES:
-----------------------------------------------
Advertising . . . . . . . . . . . . . . . . . .       6,471        13,511
Automobile. . . . . . . . . . . . . . . . . . .         283         3,259
Bank service charges. . . . . . . . . . . . . .       1,099         1,170
Consulting. . . . . . . . . . . . . . . . . . .      37,500         3,245
Depreciation. . . . . . . . . . . . . . . . . .       1,000           800
Insurance . . . . . . . . . . . . . . . . . . .       1,141         5,544
Office expenses . . . . . . . . . . . . . . . .       2,180         2,221
Payroll . . . . . . . . . . . . . . . . . . . .      20,445           -0-
Professional fees . . . . . . . . . . . . . . .      13,970         1,375
Public trading. . . . . . . . . . . . . . . . .       1,315           -0-
Rent. . . . . . . . . . . . . . . . . . . . . .      15,166         6,771
Repairs & maintenance . . . . . . . . . . . . .         106            60
Taxes & licenses. . . . . . . . . . . . . . . .       6,871         1,425
Telephone . . . . . . . . . . . . . . . . . . .       1,988         2,508
Travel. . . . . . . . . . . . . . . . . . . . .         -0-           460
Utilities . . . . . . . . . . . . . . . . . . .       1,367           129
TOTAL EXPENSES. . . . . . . . . . . . . . . . .     110,902        42,478
                                                 -----------  ------------

OPERATING (LOSS). . . . . . . . . . . . . . . .  $  (34,190)  $   (15,922)
                                                 -----------  ------------
OTHER (EXPENSE):
-----------------------------------------------
Unrealized loss on trading securities . . . . .        (243)      (29,500)
Interest Expense. . . . . . . . . . . . . . . .         -0-           -0-
                                                 -----------  ------------
NET (LOSS). . . . . . . . . . . . . . . . . . .  $  (34,433)  $   (45,422)
                                                 -----------  ------------
  Net (Loss) per Share -
  basic and fully diluted . . . . . . . . . . .      ($0.01)  $        **
                                                 ===========  ============
  Weighted Average Shares . . . . . . . . . . .   2,583,862    11,706,701
                                                 ===========  ============
** Less than $.01
See accompanying notes to financial statements









                             NATIONAL BEAUTY CORPORATION & SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                         FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001



                                                                                   2002       2001
CASH FLOWS FROM OPERATING ACTIVITIES:
-----------------------------------------------------------------------------
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(34,433)  $(45,422)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,000        800
Common stock issued for services. . . . . . . . . . . . . . . . . . . . . . .    66,100      3,245
Unrealized loss on trading securities . . . . . . . . . . . . . . . . . . . .       243     29,500
(Increase) decrease in operating assets:
Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       771       (245)
Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (2,387)      (289)
Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (24,825)       -0-
Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       -0-        -0-
(Decrease) in outstanding checks in excess of bank balance. . . . . . . . . .   (10,597)       -0-
NET CASH (USED IN) OPERATING ACTIVITIES . . . . . . . . . . . . . . . . . . .    (4,128)   (12,411)
                                                                               ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
-----------------------------------------------------------------------------
Expenditures for leaseholds and equipment . . . . . . . . . . . . . . . . . .       -0-        -0-
NET CASH USED IN INVESTING ACTIVITIES . . . . . . . . . . . . . . . . . . . .       -0-        -0-
                                                                               ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
-----------------------------------------------------------------------------
Repayment of shareholder loan receivable. . . . . . . . . . . . . . . . . . .       -0-      6,013
Principal repayments under capitalized lease. . . . . . . . . . . . . . . . .      (719)      (625)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES. . . . . . . . . . . . . . .      (719)     5,388
                                                                               ---------  ---------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . .    (4,847)    (7,023)
                                                                               ---------  ---------
CASH AND CASH EQUIVALENTS,
BEGINNING OF THE YEAR . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11,001     56,191
                                                                               ---------  ---------
END OF THE PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  6,154   $ 49,168
                                                                               ---------  ---------
SUPPLEMENTARY CASH FLOW INFORMATION
-----------------------------------------------------------------------------
OF NON-CASH FINANCING:
-----------------------------------------------------------------------------
Common stock issued for services. . . . . . . . . . . . . . . . . . . . . . .  $ 66,100   $  3,245
                                                                               ---------  ---------




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

NOTE  2  -  EARNINGS  (LOSS)  PER  SHARE

The following represents the calculation of earnings (loss) per share:

                              Three                   Three
                              Months  Ended           Months  Ended
BASIC & FULLY DILUTED*        March 31, 2002          March 31, 2001
---------------------         --------------          --------------
Net Loss                      $     (34,433)          $     (45,422)

Less- preferred stock dividends         -0-                     -0-
                               ------------           --------------

Net Loss                      $     (34,433)          $     (45,422)

Weighted average number
of common shares                  2,583,862              11,706,701
                               -------------          --------------

Basic & Fully Diluted*
loss per share                $       (.01)           $          **
                              ==============          ===============


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