Form 10QSB
period 2002-06-30
NATIONAL BEAUTY CORP
filed 2002-08-07
CIK 821524

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB




[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 for the quarterly period ended June 30, 2002

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


           4810 W. Commercial Boulevard, Ft. Lauderdale, Florida 33319
           -----------------------------------------------------------
                    (Address of principal executive offices)

                                 (954) 717-8680
                                 --------------
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares of common stock outstanding as of August 5, 2002: 4,400,062

Number of shares of preferred stock outstanding as of August 5, 2002: 750,000








<PAGE 1>
                              INDEX TO FORM 10-QSB
                              --------------------

                                                                  Page No.
                                                                  --------
PART I
------

Item 1.     Financial Statements

     Consolidated Balance Sheets - June 30, 2002 and December 31, 2001   3

     Consolidated Statements of Operations - Three and Six Months Ended
     June 30, 2002 and 2001                                              4

     Consolidated Statements of Cash Flows -Six Months Ended June 30, 2002
     and 2001                                                            5

     Notes to Consolidated Financial Statements                        6-7

Item 2.     Management's Discussion and Analysis of Financial Condition
            And Results of Operations                                 8-12

PART II
-------

Item 1.     Legal Proceedings                                           12

Item 2.     Changes in Securities                                       12

Item 3.     Defaults Upon Senior Securities                             12

Item 4.     Submission of Matters to a Vote of Security Holders         12

Item 5.     Other Information                                           12































                   NATIONAL BEAUTY CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2002 AND DECEMBER 31, 2001

                       (Unaudited)
                      June 30, 2002  Dec. 31, 2001
 ASSETS
  ------
CURRENT ASSETS:
-------------------------
Cash and cash equivalents  $  3,750   $ 11,001
Accounts receivable . . .       132        903
Marketable securities . .     1,500      1,743
Inventory . . . . . . . .     4,087      1,700
Prepaid expenses. . . . .    45,000     90,000
                           ---------  ---------
TOTAL CURRENT ASSETS. . .    54,469    105,347
                           ---------  ---------

FIXED ASSETS
-------------------------
Furniture . . . . . . . .    21,616     21,616
Leasehold improvements. .     3,500      3,500
Equipment . . . . . . . .    34,985     34,985
Accumulated depreciation.   (37,361)   (35,361)
                           ---------  ---------
NET FIXED ASSETS. . . . .    22,740     24,740
                           ---------  ---------

OTHER ASSETS:
-------------------------
Deposits. . . . . . . . .     6,656      6,656
                           ---------  ---------
TOTAL OTHER ASSETS. . . .     6,656      6,656
                           ---------  ---------

TOTAL ASSETS. . . . . . .  $ 83,865   $136,743
                           =========  =========












                 See accompanying notes to financial statements










                          NATIONAL BEAUTY CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS (CONTINUED)
                          AS OF JUNE 30, 2002 AND DECEMBER 31, 2001
                                                                 (Unaudited)
                                                                 June 30, 2002  Dec. 31, 2001
 LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
-----------------------------------------------------------------
Accounts payable and accrued expenses . . . . . . . . . . . . . .  $     2,279   $     2,230
Outstanding checks in excess of bank balance. . . . . . . . . . .          640        11,664
Current portion of capitalized lease obligation . . . . . . . . .          875         2,313
                                                                   ------------  ------------
TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . . .        3,794        16,207
                                                                   ------------  ------------

STOCKHOLDERS' EQUITY
-----------------------------------------------------------------
Common stock ($.001 par value, 100,000,000 shares authorized;
4,400,062 and 1,466,362 issued and outstanding at June 30, 2002
and December 31, 2001, respectively). . . . . . . . . . . . . . .        4,400         1,466
Convertible preferred stock ($.001 par value; 50,000,000 shares authorized, 750,000 and 950,000 shares issued and outstanding at
June 30, 2002 and December 31, 2001, respectively). . . . . . . .          750           950
Additional paid in capital. . . . . . . . . . . . . . . . . . . .    1,634,976     1,402,450
Retained deficit. . . . . . . . . . . . . . . . . . . . . . . . .   (1,560,055)   (1,284,330)
                                                                   ------------  ------------
TOTAL STOCKHOLDERS' EQUITY. . . . . . . . . . . . . . . . . . . .       80,071       120,536
                                                                   ------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . . . . . .  $    83,865   $   136,743
                                                                   ============  ============










                 See accompanying notes to financial statements
                 ----------------------------------------------






                   NATIONAL BEAUTY CORPORATION & SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                       Three Months Ended June 30, Six Months Ended June 30,
                                   2002       2001         2002        2001
                             -----------------------------------------------
REVENUES:
---------------------------
Sales . . . . . . . . . . .  $  139,050   $103,028   $  284,306   $ 190,315
Cost of sales . . . . . . .     (68,342)   (66,218)    (136,886)   (126,949)
                             -----------  ---------  -----------  ----------
GROSS PROFIT. . . . . . . .      70,708     36,810      147,420      63,366
                             -----------  ---------  -----------  ----------

EXPENSES:
---------------------------
Selling, general and
administrative. . . . . . .     312,000     62,132      422,902     104,350
                             -----------  ---------  -----------  ----------
TOTAL EXPENSES. . . . . . .     312,000     62,132      422,902     104,350
                             -----------  ---------  -----------  ----------

OPERATING LOSS. . . . . . .  $ (241,292)  $(25,322)  $ (275,482)  $ (40,984)
                             -----------  ---------  -----------  ----------
OTHER (EXPENSE):
---------------------------
Unrealized loss on trading
securities. . . . . . . . .           0    (25,908)        (243)    (55,408)
Interest expense. . . . . .           -       (260)           -        (520)
                             -----------  ---------  -----------  ----------
NET (LOSS). . . . . . . . .  $ (241,292)  $(51,490)  $ (275,725)  $ (96,912)
                             ===========  =========  ===========  ==========
  Net (loss) per share -
  basic and fully diluted .  $    (0.06)  $  (0.76)  $    (0.18)  $   (1.53)
                             ===========  =========  ===========  ==========
  Weighted average shares*.   4,208,379     67,824    1,527,939      63,287
                             ===========  =========  ===========  ==========



*Includes retroactive adjustment for 1 for 200 reverse stock split effected during 2001













                 See accompanying notes to financial statements






                             NATIONAL BEAUTY CORPORATION & SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001



                                                                                    2002       2001
CASH FLOWS FROM OPERATING ACTIVITIES:
-----------------------------------------------------------------------------
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(275,725)  $(96,912)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,000      1,892
Common stock issued for services. . . . . . . . . . . . . . . . . . . . . . .    235,260     18,245
Unrealized loss on trading securities . . . . . . . . . . . . . . . . . . . .        243     55,408
(Increase) decrease in operating assets:
Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        771       (245)
Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (2,387)      (523)
Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     45,000       (370)
Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        -0-     (4,100)
Increase (decrease) in operating liabilities
Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         49        -0-
Outstanding checks in excess of bank balance. . . . . . . . . . . . . . . . .    (11,024)       -0-
                                                                               ----------  ---------
NET CASH (USED IN) OPERATING ACTIVITIES . . . . . . . . . . . . . . . . . . .     (5,813)   (26,605)
                                                                               ----------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
-----------------------------------------------------------------------------
Expenditures for leaseholds and equipment . . . . . . . . . . . . . . . . . .        -0-     (4,395)
                                                                               ----------  ---------
NET CASH USED IN INVESTING ACTIVITIES . . . . . . . . . . . . . . . . . . . .        -0-     (4,395)
                                                                               ----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
-----------------------------------------------------------------------------
Collection of shareholder loan receivable . . . . . . . . . . . . . . . . . .        -0-      6,013
Principal repayments of note payable. . . . . . . . . . . . . . . . . . . . .        -0-     (6,600)
Principal repayments under capitalized lease. . . . . . . . . . . . . . . . .     (1,438)    (1,250)
                                                                               ----------  ---------
NET CASH (USED) IN FINANCING ACTIVITIES . . . . . . . . . . . . . . . . . . .     (1,438)    (1,837)
                                                                               ----------  ---------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . .     (7,251)   (32,837)
                                                                               ----------  ---------
CASH AND CASH EQUIVALENTS,
BEGINNING OF THE YEAR . . . . . . . . . . . . . . . . . . . . . . . . . . . .     11,001     56,191
                                                                               ----------  ---------
END OF THE PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   3,750   $ 23,354
                                                                               ==========  =========
SUPPLEMENTARY CASH FLOW INFORMATION OF NON-CASH FINANCING:
-----------------------------------------------------------------------------
Common stock issued for services. . . . . . . . . . . . . . . . . . . . . . .  $ 235,260   $ 18,245
                                                                               ==========  =========
Assumption of note payable in connection with assets acquisition. . . . . . .  $       -   $ 15,000
                                                                               ==========  =========






                 See accompanying notes to financial statements



                   NATIONAL BEAUTY CORPORATION & SUBSIDIARIES
                   ------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 2002 (UNAUDITED)


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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at June 30, 2002, the results of operations for the three month period ended June 30, 2002 and 2001, and cash flows for the six months ended June 30, 2002 and 2001. The results for the period ended June 30, 2002, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2002.

NOTE  2  -  (LOSS)  PER  SHARE


The following represents the calculation of (loss) per share:



                                 Three            Three            Six              Six
                                 Months Ended     Months Ended     Months Ended     Months Ended
BASIC & FULLY DILUTED*           June 30, 2002    June 30, 2001    June 30, 2002    June 30, 2001
-------------------------------  ------------------------------------------------------------------
Net Loss. . . . . . . . . . . .  $    (241,292)   $     (51,490)   $   (275,725)    $     (96,912)

Less- preferred stock dividends             -0-              -0-             -0-               -0-
                                 ------------------------------------------------------------------

Net Loss. . . . . . . . . . . .       (241,292)   $     (51,490)   $   (275,725)    $     (96,912)
Weighted average number
of common shares**. . . . . . .      4,208,379           67,824       1,527,939             67,824
                                 ------------------------------------------------------------------

Basic & Fully Diluted*
loss per share. . . . . . . . .  $        (.06)   $        (.76)   $       (.18)    $         (.76)
                                 ==================================================================



* The Company had no common stock equivalents during the periods presented. ** Includes retroactive adjustment for 1 for 200 reverse stock split.






<PAGE 6>
--------
ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION
--------

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

We caution that the factors described herein could cause actual results to differ materially from those expressed in any forward-looking statements that the investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events or circumstances. Consequently, no forward-looking statement can be guaranteed.

New factors emerge from time to time, and it is not possible for us to predict all such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Overview
--------

National Beauty Corporation is distinctive holding company comprised of its wholly owned subsidiaries: BeautyWorks U.S.A., Inc. Cleaning Express U.S.A., Inc. and Hair Max of Florida Inc .Our objective is to enhance and further brand itself as: (a) provider of quality hair care services at affordable family pricing. (b) home services provider, specializing in housekeeping. Through the collective efforts of its subsidiaries, we seek to:
- Build our customer base as a one-stop provider for residential housekeeping services;
- Enhance its brand name reputation of offering convenient, competitive pricing and participation in special promotions;
- Expand its business concept by acquiring beauty salons with established customer bases;
-     Develop and   expand   a national chain of haircutting and styling stores.

We  plan  to  accomplish  the  foregoing  by:
     Business  partnerships  with  commercial  realtors
     Free product samples of ALISHA hair products;
     Attempting to acquire existing beauty service salons;
     Seeking to enter into marketing relationships with National advertising agencies to establish concept branding strategies;
     Attempting to market its concept, "A Cut Above The Rest", on a national basis.
     Develop and build Hair Max stores on a regional basis.

Our experienced accomplished management will allow us to develop our Hair Max concept, and expand rapidly using fast food service techniques, dealing with customer service. In addition to creating improved compensation and benefits to employees in the hair service industry, as an incentive to find and retain quality service personnel.

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

Additional  Risk  Factor

National Beauty Corporation, a Nevada corporation, has a limited operating history in its operations, which began in the first quarter of 2000. Accordingly, you have little or no information upon which to evaluate National Beauty Corporation's future business, prospects, and revenues. In addition, as a new sales company, we face intense competition. In addition, there are no assurances that we will be successful in overcoming the following changes:
- Whether we will be able to retain existing customers or attract new customers;
-     Whether we will be able to respond to changing customer demands;
- Whether we will have adequate systems in place to manage new retail service stores.
- Whether we will be able to acquire or develop new store locations, for desired expansion.
-     Whether we will maintain and increase sufficient customer traffic;
-     Whether we will be able to obtain additional equity or debt financing;
-     Whether we will be competitive in its core businesses;
- Whether we will successfully locate and acquire existing beauty operations for BeautyWorks U.S.A.
-     Whether we can hire and retain qualified management.

Our  principal  suppliers  are  non-retail  wholesale  distributors.

We plan to add at least 32 employees during the next 12 months to our retail operations. If we acquire any beauty salons with existing operations additional staff will be added to operate these businesses relative to the size of the operation; however, at this time we are unable to determine how many additional employees will be required. The three corporate office employees that are presently on staff will manage new employees.

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

BeautyWorks U.S.A., Inc. National Beauty Corp. expects to tap into the $52 billion beauty industry through its offering of quality service, discount priced salons. It is estimated that over 90% of all personal care salons are closely held, or 'mom and pop' owned and operated. Currently, Regis Corp. (NASDAQ:RGIS) has over 6,000 salon stores and is the only well-known publicly traded company using this approach. Beautyworks will aim to be both a retailer and provider of such needed consumer services and provides a one-stop resource for professional services on hair nails and skin care. The Company also plans to offer such services as body and spa treatments, facials, massages, waxing, and tans.

We have retained the services of Neal Realty and Development of Fort Lauderdale, Florida to search for shopping center locations. We believe the beauty services business industry, is well established.

Initial plans are for multiple store locations in South Palm Beach County, Dade County and Broward County, Florida, as soon as appropriate locations are selected Clark County, Nevada is also being considered for a second development market for Hair Max, Inc. In June 2002, the company made application with the U.S. Patent and trademark office, to gain exclusive rights to the name and logo for "HAIR MAX".

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

The company will concentrate all efforts and strategies on increasing the brick and mortar services business, and not pursue any further Internet or e-commerce projects at this time.

We are actively seeking partners and compatible businesses to acquire within the huge beauty services industry.

RESULTS  OF  OPERATIONS
-----------------------

Net  Income

The Company had a net loss of $(241,292), or $.06 per common share, for the three months ended June 30, 2002, versus a net loss of $(51,490), or $(.76) for the same period ended June 30, 2001. The change in net loss was primarily due to an increase in common shares issued for professional services rendered and salaries for officers.

Sales

Revenues increased $36,022 or 35% to $139,050 for the three months ended June 30, 2002 as compared with $103,028 for the three months ended June 30, 2001. The increase was primarily due to the acquisition of the salon in the second quarter of 2001 that generated additional revenues. Average selling prices and gross margins remained fairly constant.

Expenses

Selling, General, and Administrative expenses for the three months ended June 30, 2002 increased $249,868 to $312,000. In comparison with the three-month period ended June 30, 2001, consulting and payroll increased approximately $217,000 due to our acquisition of the salon in the second quarter of 2001 and common stock issuances for professional services rendered and salaries for officers.

Liquidity  and  Capital  Resources

On June 30, 2002, we had cash of $3,750 and working capital of $50,675. This compares with cash of $11,001 and working capital of $89,140 at December 31, 2001. The decrease in working capital was due to a decrease in cash and expiration of prepaid expense.

Net  cash  used in operating activities was $5,813 for the six months ended June
30, 2002 as compared with net cash used in operating activities of $26,605 for the period ended June 30, 2001. The decrease in cash used was primarily attributable to an increase in net loss for the period.

Net cash used in investing activities was $-0- for the six months ended June 30, 2002 as compared with net cash used in investing activities of $4,395 for the period ended June 30, 2001. The use of cash for the period ended June 30, 2001 was for salon equipment expenditures.

Net  cash  used  in financing activities totaled $1,438 for the six months ended
June 30, 2002 as compared with net cash provided by financing activities of $1,837 for the six months ended June 30, 2001. The decrease in net cash provided by financing activities was primarily due to the collection of shareholder loan receivable during 2001.

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

                                   NATIONAL BEAUTY CORPORATION
                                        (Registrant)



Date:  August 5, 2002                   __________________________
                                        /S/Michael J. Bongiovanni
                                          Chief Financial Officer