Form 10QSB
period 2002-09-30
NATIONAL BEAUTY CORP
filed 2002-11-15
CIK 821524

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB




[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

Commission File No. 333-92190
-----------------------------

                           NATIONAL BEAUTY CORPORATION
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)

                            BEAUTYMERCHANT.COM, INC.
                            ------------------------
                           (Former name of registrant)

          Nevada                                   13-3422912
          ------                                   ----------
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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares of common stock outstanding as of November 14, 2002: 4,871,062

Number of shares of preferred stock outstanding as of November 14, 2002: 750,000


                              INDEX TO FORM 10-QSB
                              --------------------

                                                       Page No.
                                                       --------
PART I
------

Item 1.     Financial Statements

Consolidated Balance Sheets - September 30, 2002 and December 31, 2001   2

Consolidated Statements of Operations - Three and Nine Months Ended
September 30, 2002 and 2001                                              3

Consolidated Statements of Cash Flows - Three and Nine Months Ended
September 30, 2002 and 2001                                              4

Notes to Consolidated Financial Statements                             5-6

Item 2.     Management's Discussion and Analysis of Financial Condition
            And Results of Operations                                 7-10

PART II
-------

Item 1.     Legal Proceedings                                           10

Item 2.     Changes in Securities                                       10

Item 3.     Defaults Upon Senior Securities                             11

Item 4.     Submission of Matters to a Vote of Security Holders         11

Item 5.     Other Information                                           11




















    The accompanying notes are an integral part of these financial statements





                   NATIONAL BEAUTY CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

                                     (Unaudited)
                            ASSETS     Sept. 30, 2002
                            ------


CURRENT ASSETS:
-------------------------
Cash and cash equivalents  $  6,983
Accounts receivable . . .       132
Marketable securities . .     1,500
Inventory . . . . . . . .     4,087
Prepaid rent. . . . . . .     2,226
Prepaid consulting. . . .    22,500
                           ---------
TOTAL CURRENT ASSETS. . .    37,428
                           ---------

FIXED ASSETS
-------------------------
Furniture . . . . . . . .    21,616
Leasehold improvements. .     9,500
Equipment . . . . . . . .    47,668
Accumulated depreciation.   (38,361)
                           ---------
NET FIXED ASSETS. . . . .    40,423
                           ---------

OTHER ASSETS:
-------------------------
Deposits. . . . . . . . .     8,882
                           ---------
TOTAL OTHER ASSETS. . . .     8,882
                           ---------

TOTAL ASSETS. . . . . . .  $ 86,733
                           =========















    The accompanying notes are an integral part of these financial statements
    -------------------------------------------------------------------------





                    NATIONAL BEAUTY CORPORATION & SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                  AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

                                      (Unaudited)
             LIABILITIES AND STOCKHOLDERS' EQUITY     Sept. 30, 2002
             ------------------------------------


CURRENT LIABILITIES
-------------------------------------------------------------------
Accounts payable and accrued expenses . . . . . . . . . . . . . . .  $     4,005
Outstanding checks in excess of bank balance. . . . . . . . . . . .          261
Shareholder loan payable. . . . . . . . . . . . . . . . . . . . . .       25,000
Current portion of capitalized lease obligation . . . . . . . . . .            -
                                                                     ------------
TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . . . .       29,266
                                                                     ------------
STOCKHOLDERS' EQUITY
-------------------------------------------------------------------
Common stock ($.001 par value, 100,000,000 shares authorized;
 4,746,062 and 1,466,362 issued and outstanding at September 30,
 2002 and December 31, 2001, respectively). . . . . . . . . . . . .        4,746
Series A convertible preferred stock ($.001 par value; 40,000,000 shares authorized, 750,000 and 950,000 shares issued and
 outstanding at September 30, 2002 and December 31, 2001,
 respectively). . . . . . . . . . . . . . . . . . . . . . . . . . .          750
Series B 2% convertible preferred stock ($.001 par value; 1,000 shares authorized, -0- shares issued and outstanding at September
 30, 2002 and December 31, 2001, respectively). . . . . . . . . . .            -
Additional paid in capital. . . . . . . . . . . . . . . . . . . . .    1,679,610
Retained deficit. . . . . . . . . . . . . . . . . . . . . . . . . .   (1,627,639)
TOTAL STOCKHOLDERS' EQUITY. . . . . . . . . . . . . . . . . . . . .       57,467
                                                                     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . . . . . . .  $    86,733
                                                                     ============















    The accompanying notes are an integral part of these financial statements




                   NATIONAL BEAUTY CORPORATION & SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                    Three Months Ended Sept. 30, Nine Months Ended Sept. 30,
                                   2002       2001         2002        2001
                             -----------  ----------  -----------  ----------
REVENUES:
---------------------------
Sales . . . . . . . . . . .  $  120,546   $135,036   $  404,852   $ 325,351
Cost of sales . . . . . . .     (60,257)   (70,862)    (197,143)   (197,811)
GROSS PROFIT. . . . . . . .      60,289     64,174      207,709     127,540
                             -----------  ---------  -----------  ----------

EXPENSES:
---------------------------
Selling, general and
administrative. . . . . . .     127,630     79,405      550,775     183,755
TOTAL EXPENSES. . . . . . .     127,630     79,405      550,775     183,755
                             -----------  ---------  -----------  ----------

OPERATING LOSS. . . . . . .  $  (67,341)  $(15,231)  $ (343,066)  $ (56,215)

OTHER (EXPENSE):
---------------------------
Unrealized loss on trading
  securities. . . . . . . .        (243)    (6,592)        (243)    (62,000)
Interest expense. . . . . .           -       (260)           -        (780)

NET (LOSS). . . . . . . . .  $  (67,584)  $(22,083)  $ (343,309)  $(118,995)
                             ===========  =========  ===========  ==========
  Net (loss) per share -
  basic and fully diluted .  $    (0.01)  $  (0.07)  $    (0.09)  $   (0.76)
                             ===========  =========  ===========  ==========
  Weighted average shares*.   4,705,062    322,361    3,832,434     155,694
                             ===========  =========  ===========  ==========



*Includes retroactive adjustment for 1 for 200 reverse stock split effected during 2001.














    The accompanying notes are an integral part of these financial statements



                           NATIONAL BEAUTY CORPORATION & SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001



                                                                               2002        2001
CASH FLOWS FROM OPERATING ACTIVITIES:
------------------------------------------------------------------------
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(343,309)  $(118,195)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,000       2,842
Common stock issued for services . . . . . . . . . . . . . . . . . . . .    280,240      36,365
Unrealized loss on trading securities. . . . . . . . . . . . . . . . . .        243      62,000
(Increase) decrease in operating assets:
Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . .        771        (245)
Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (2,387)       (523)
Prepaid consulting . . . . . . . . . . . . . . . . . . . . . . . . . . .     67,500      (1,370)
Prepaid rent . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (2,226)        -0-
Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (2,226)     (4,100)
Increase (decrease) in operating liabilities
Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,775         -0-
NET CASH (USED IN) OPERATING ACTIVITIES. . . . . . . . . . . . . . . . .      3,381     (23,226)
                                                                          ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
------------------------------------------------------------------------
Expenditures for leaseholds and equipment. . . . . . . . . . . . . . . .    (18,683)     (4,395)
NET CASH USED IN INVESTING ACTIVITIES. . . . . . . . . . . . . . . . . .    (18,683)     (4,395)
                                                                          ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------------------------------------------
Proceeds from shareholder loan payable . . . . . . . . . . . . . . . . .     25,000         -0-
Collection of shareholder loan receivable. . . . . . . . . . . . . . . .        -0-       6,013
Outstanding checks in excess of bank balance . . . . . . . . . . . . . .    (11,403)        -0-
Principal repayments of note payable . . . . . . . . . . . . . . . . . .        -0-     (11,945)
Principal repayments under capitalized lease . . . . . . . . . . . . . .     (2,313)     (1,875)
NET CASH PROVIDED BY (USED) IN
FINANCING ACTIVITIES . . . . . . . . . . . . . . . . . . . . . . . . . .     11,284      (7,807)
                                                                          ----------  ----------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS. . . . . . . . . . . . . . .     (4,018)    (35,428)
                                                                          ----------  ----------
CASH AND CASH EQUIVALENTS,
BEGINNING OF THE YEAR. . . . . . . . . . . . . . . . . . . . . . . . . .     11,001      56,191
                                                                          ----------  ----------
END OF THE PERIOD. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   6,983   $  20,763
                                                                          ==========  ==========
SUPPLEMENTARY CASH FLOW INFORMATION OF
------------------------------------------------------------------------
NON-CASH FINANCING:
------------------------------------------------------------------------
Common stock issued for services . . . . . . . . . . . . . . . . . . . .  $ 280,240   $  36,365
                                                                          ==========  ==========
Assumption of note payable in connection with assets acquisition          $       -   $  15,000
                                                                          ==========  ==========




    The accompanying notes are an integral part of these financial statements
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                   NATIONAL BEAUTY CORPORATION & SUBSIDIARIES
                         September 30, 2002 (UNAUDITED)
ITEM 1.
-------

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at September 30, 2002, the results of operations for the three and nine month periods ended September 30, 2002 and 2001, and cash flows for the nine months ended September 30, 2002 and 2001. The results for the period ended September 30, 2002, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2002.

NOTE  2  -  SEGMENT  INFORMATION

Based on the criteria established by SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," the Company operates in two principal business segments - (1) residential cleaning service and (2) retail beauty salons. In accordance with SFAS 131, the Company is required to describe its reportable segments and provide data that is consistent with the data made available to the Company's management to assess performance and make decisions. Information from the internal management reports may differ from the amounts reported under generally accepted accounting principles. The assets of the discontinued subsidiary are reflected as corporate assets. Summarized revenues and expense information by segment for 2002 and 2001, as excerpted from the internal management reports, is as follows:

                     Three Months Ended Sept. 30,          Nine Months Ended Sept. 30,
                                      2002          2001          2002          2001
                                      ----          ----          ----          ----
REVENUES:
-------------------------------------
Sales - Residential Cleaning. . . . .  $   76,662   $ 86,245   $  243,975   $ 206,056
Sales - Retail Beauty Salon . . . . .      43,884     48,791      160,877     119,295
Cost of sales - Residential
Cleaning. . . . . . . . . . . . . . .     (22,898)   (25,983)     (89,457)    (72,530)
Cost of sales - Retail Beauty
Salon . . . . . . . . . . . . . . . .     (37,359)   (44,879)    (107,686)   (125,281)
GROSS PROFIT. . . . . . . . . . . . .      60,289     64,174      207,709     127,540
                                       -----------  ---------  -----------  ----------

EXPENSES:
-------------------------------------
S,G&A - Residential Cleaning. . . . .      85,675     52,730      368,792     124,432
S,G&A - Retail Beauty Salon . . . . .      42,198     26,675      182,226      59,323
TOTAL EXPENSES. . . . . . . . . . . .     127,873     79,405      551,018     183,755
                                       -----------  ---------  -----------  ----------

OPERATING LOSS -
CLEANING. . . . . . . . . . . . . . .  $  (31,911)  $  7,532   $ (214,274)  $   9,094
OPERATING LOSS -
SALON . . . . . . . . . . . . . . . .     (35,673)   (22,763)    (129,035)    (65,309)

OTHER (EXPENSE):
-------------------------------------
Unrealized loss on trading
securities. . . . . . . . . . . . . .           -     (6,592)           -     (62,000)
Interest expense. . . . . . . . . . .           -       (260)           -        (780)

NET (LOSS). . . . . . . . . . . . . .  $  (67,584)  $(22,083)  $ (343,309)  $(118,995)

  Net (loss) per share -
  basic and fully diluted - Cleaning.  $    (0.01)  $   0.02   $    (0.06)  $    0.06

  Net (loss) per share -
  basic and fully diluted - Salon . .  $    (0.01)  $  (0.09)  $    (0.03)  $   (0.82)

  Weighted average shares . . . . . .   4,705,062    322,361    3,832,434     155,694

TOTAL ASSETS - CLEANING . . . . . . .       9,550      9,550        9,550       9,550
-------------------------------------
TOTAL ASSETS - SALON. . . . . . . . .      77,183     55,193       77,183      55,193
-------------------------------------

CAPITAL EXPENDITURES - CLEANING . . .           0          0            0           0
-------------------------------------
CAPITAL EXPENDITURES - SALON. . . . .      18,683      4,395       18,683       4,395
-------------------------------------

DEPRECIATION - CLEANING . . . . . . .           0          0            0           0
-------------------------------------
DEPRECIATION - SALON. . . . . . . . .       1,000        947        3,000       2,842
-------------------------------------

INTEREST EXPENSE - CLEANING . . . . .           0        260            0         780
-------------------------------------
INTEREST EXPENSE - SALON. . . . . . .           0          0            0           0
-------------------------------------









ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION
--------

National Beauty Corp. is hereby providing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward looking statements made in this quarterly report on Form 10-QSB. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "likely will result," "are expected to," "will continue," "is anticipated," "estimated," "intends," "plans" and "projection") are not historical facts and may be forward looking statements and involve estimates and uncertainties which could cause actual results to differ materially from those expresses in the forward looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following key factors that have a direct bearing on our results of operations: the absence of contracts with customers or suppliers; our ability to maintain and develop relationships with customers and suppliers; our ability to successfully integrate acquired businesses or new brands; the impact of competitive products and pricing; supply constraints or difficulties; changes in the retail and beauty industries; the retention and availability of key personnel; and general economic and business conditions.

We caution that the factors described herein could cause actual results to differ materially from those expressed in any forward-looking statements such that the investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events or circumstances. Consequently, no forward-looking statement can be guaranteed.

New factors emerge from time to time, and it is not possible for us to predict all such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Overview
--------

National Beauty Corp., formerly known as Beautymerchant.com, Inc., was incorporated in Nevada in 1987. The company has primarily operated through its wholly owned subsidiaries, Cleaning Express USA, Hair Max of Florida, Inc. f/k/a Beauty Works USA, Inc. and Beauty Merchant, Inc. Cleaning Express USA is a full service cleaning company offering daily residential cleaning services, carpet cleaning and other related services in the South Florida area. During April 2000, the company began operations as an e-commerce distributor of beauty products under its Beauty Merchant, Inc. subsidiary and ceased these operations in 2001. National Beauty currently offers beauty services and products though its retail beauty salon in the South Florida area through its Hair Max of Florida, Inc. subsidiary. National Beauty intends to operate a chain of haircutting stores, located inside or next to major retailers, through Hair Max.


RESULTS  OF  OPERATIONS
-----------------------

For  the  three  and  nine  months  ended  September  30,  2002  and  2001

Net  Income/  loss

The company had net losses of $67,584 and $343,309, or $.01 and $.09 per common share, for the three and nine months ended September 30, 2002, respectively, versus net losses of $22,083 and $118,995, or $.07 and $.76 for the same periods ended September 30, 2001. The change in net loss was primarily due to an increase in professional services and salaries for officers which were paid through the issuances of common stock.

Sales

Revenues decreased $14,490, or 11%, to $120,546 for the three months ended September 30, 2002 as compared with $135,036 for the three months ended
September 30, 2001. However, revenues have increased $79,501, or 24%, to $404,852 for the nine months September 30, 2002 as compared with $325,351 for the nine months ended September 30, 2001. The decrease in revenues for the quarter was primarily due a decline in cleaning division sales compared to the comparable period in 2001, however, our revenues for the first nine months of year have increased due to our new Hair Max salon. Average selling prices and gross margins remained fairly constant. To distinguish the cleaning services segment from beauty supply, the company generated sales of $76,662 and $43,884 during the three months ended September 30, 2002 from those segments, respectively. The CEO reviewing the general ledger and check registers on a timely basis measures segment performance. Product sales are immaterial to beauty salon sales, taken as a whole. The company estimates that no more than 5% of above mentioned beauty sales is product related.

Expenses

Selling, General, and Administrative expenses for the three and nine months ended September 30, 2002 were $127,630 and $550,775 as compared with $79,405 and $183,755 for the same period in 2001, an increase of $48,225 and $367,020, respectively. In comparison with the three-month period ended September 30, 2001, consulting and payroll increased by $44,980 due to professional services and salaries for officers in the third quarter of 2002. These were aid for by issuing 346,000 shares to consultants and an officer in the third quarter of 2002. The shares were priced and recorded at 13 cents per share representing the closing stock price on the dates of issuances.

The unrealized loss on securities in the prior period of 2001 is a result of a write down in the fair value of the securities during the respective periods. As to trading losses, marketable securities include the company's investment in equity securities recorded at fair market value. The marketable securities were classified as trading securities with holding gains and losses recognized in current period operations.

Liquidity  and  Capital  Resources

On September 30, 2002, we had cash of $6,983 and working capital of $8,162. This compares with cash of $11,001 and working capital of $89,140 at December 31, 2001. The decrease in working capital was due to a decrease in cash and expiration of prepaid consulting fees. The company has a $25,000 shareholder loan payable to an officer which was paid off subsequent to September 30, 2002. The loan was made to the Company to purchase assets and inventory for its new Hair Max solon. The loan is included in current liabilities in the accompanying financial statements.

Net cash used in operating activities was $8,022 for the nine months ended September 30, 2002 as compared with net cash used in operating activities of $23,226 for the same period ended September 30, 2001. The decrease in cash used was primarily attributable to an increase in net loss for the 2002 period.

Net cash used in investing activities was $18,683 for the nine months ended September 30, 2002 as compared with net cash used in investing activities of $4,395 for the period ended September 30, 2001. The use of cash for the period ended September 30, 2002 and 2001 was for salon equipment expenditures in both periods.

Net cash provided by financing activities totaled $22,687 for the nine months ended September 30, 2002 as compared with net cash used in financing activities of $7,807 for the nine months ended September 30, 2001. The increase in net cash provided by financing activities was primarily due to the proceeds of a shareholder loan during the third quarter of 2002.

Subsequent to the quarter ended September 30, 2002, 30,000,000 common shares and 750 shares of Series B 2% Preferred Stock were placed in escrow for the merger with Zzyzx Zzazx Zzozx, Inc. See Form 8-K previously issued in October 2002 for details of this transaction. The Company has not issued any shares out of this escrow account and therefore, does not consider the shares to be outstanding.

ITEM  3.     CONTROLS  AND  PROCEDURES
--------

(a) On September 30, 2002, we made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.


PART II. OTHER INFORMATION
--------

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

On August 19, 2002, the shareholders of 100% of National Beauty Corp.'s issued and outstanding shares of Series A convertible preferred stock authorized the reduction in the number of shares of Series A convertible preferred stock from 50,000,000 to 40,000,000 in order to allow creation of the Series B 2% convertible preferred stock.

On July 8, 2002, National Beauty issued 200,000 shares of restricted common stock to American Market Support for investor relations services, for consideration of payment in full. Exemption from registration under the Securities Act of 1933 ("Act") is claimed for the sale of these securities in reliance upon the exemption offered by Section 4(2) of the Act, which exempts transactions by issuers not involving a public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

 (a)  Exhibits

Exhibit
Number     Description of Exhibits
------
3(i)(a)     Articles of Incorporation of Tri-Capital Corporation, Inc.(1)
3(ii)       Bylaws of Tri-Capital Corporation, Inc.(1)
3(iii)      Articles of Amendment to the Articles of Incorporation of Tri
            Capital Corporation,  Inc. (2)
3(iv)       Certificate of Amendment to the Articles of Incorporation of
            Advanced Appearance of America, Inc. (2)
3(v)        Certificate of Amendment to the Articles of Incorporation of ATR
            Industries, Inc. (2)
3(vi)       Certificate of Amendment to the Articles of Incorporation of ATR
            Industries, Inc. (2)
3(vii)      Certificate of Amendment to the Articles of Incorporation of ATR
            Industries, Inc. (2)
3(viii)     Certificate of Amendment to the Articles of Incorporation of
            Beautymerchant.com,     Inc. (2)
3(ix)       Certificate of Amendment to the Articles of Incorporation of
            National Beauty Corp.     (2)
3(x)        Certificate of Amendment to the Articles of Incorporation of
            National Beauty Corp.     (2)
4.1         Form of Common Stock Certificate of National Beauty, Inc. (2)

(1) Previously filed with National Beauty's filing of Form 10-SB and subsequent amendments thereto (File No. 00030212).
(2)  Previously  filed  with  National  Beauty's filing of Form SB-2 on July 10,
2002.

(b)  Reports  on  Form  8-K-  None.








                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NATIONAL BEAUTY CORPORATION
                                        (Registrant)


                                        /s/ Michael J. Bongiovanni
Date:  November 14, 2002                __________________________
                                        Michael J. Bongiovanni
                                        Chief  Financial  Officer


Date:  November 14, 2002
                                       /s/  Edward  A.  Roth
                                        __________________________
                                         Edward A. Roth
                                         Chief Executive Officer