Form 10KSB
period 2002-12-31
NATIONAL BEAUTY CORP
filed 2003-04-01
CIK 821524

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB



[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the year ended December 31, 2002

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


            4810 West Commercial Blvd, Ft. Lauderdale, Florida 33319
            --------------------------------------------------------
                    (Address of principal executive offices)

                                 (954) 717-8680
                                 --------------
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value
Convertible Series A Preferred Stock, $.001 par value
2% Convertible Series B Preferred Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or an amendment to this Form 10-KSB. [x]

State issuer's revenues for its most recent fiscal year: $542,210.

As of March 31, 2003 there were 35,501,062 common shares outstanding and the aggregate market value of the common shares (based upon the average of the bid price of $.05 and the asked price of $.06 reported by brokers) held by non-affiliates was approximately $1,775,053. Note that 30,000,000 of these aforementioned common shares above are being held in an escrow collateral account awaiting certain financings.

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes[  ]  No[X]

Number of shares of common stock outstanding as of March 31, 2003:    35,501,062
Number of shares of preferred stock outstanding as of March 31, 2003:    750,000


                                     PART I
                                     ------

ITEM 1.     DESCRIPTION OF BUSINESS

CORPORATE ORGANIZATION

As used herein the term "Company" refers to National Beauty Corp., (a Nevada Corporation), formerly known as BeautyMerchant.com, Inc. since 1999 and its subsidiaries and predecessors, unless the context indicates otherwise. Originally incorporated in 1987 as Tri-Capital Corporation, the name was changed in 1988 to Advanced Appearance of America, which operated beauty salons until 1995. At that time, the Company discontinued its operations and went inactive until early 1998. In March of 1998, the Company changed its name to ATR Industries, Inc. On June 1, 1998, the Company acquired ATR Industries, Inc. of Florida (AKA Cleaning Express USA and Cleaning Express of South Palm Beach, Inc.), a private Florida Corporation, for 3,000,000 restricted shares of Common Stock. On September 12, 2002, one of the Company's subsidiaries legally changed its name to Hairmax of Florida, Inc. from Beautyworks USA of Florida, Inc.

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

DESCRIPTION  OF  BUSINESSCLEANING  EXPRESS  USA.CLEANING  EXPRESS USA.  Cleaning
-------------------------
Express USA is a wholly owned Florida subsidiary corporation. The Company's home services operations primarily involve home cleaning services. Through its emphasis on budget pricing, the Company has developed a market in the home cleaning industry. The Company currently operates a central office and dispatches 25-3- workers in teams of two workers on a daily basis. The present geographic area in which the Company operates includes Broward and South Palm Beach County areas of South Florida. Marketing for the home cleaning services is accomplished through print ads, television and radio commercials. Additionally, the Company utilizes a referral program that rewards customers with future discounts for referring a client. The home cleaning industry is highly competitive with respect to price, service, quality and location. There are numerous, well-established, larger competitors in the home cleaning industry possessing substantially greater financial, marketing, personnel and other resources than the Company. There can be no assurance that the Company will be able to respond to various competitive factors affecting the business. The Company plans to gain a competitive advantage over its competitors in the home cleaning industry by offering quality service at a low price. The Company has been successful in achieving this goal since 1996 and plans to further expand in South Florida by continuing its current marketing strategy. The primary market for Cleaning Express USA Inc., is individual households. No single customer makes up more than ten percent of the total revenues of Cleaning Express USA, Inc. The Company does not expect that this will change in the future. The Company has three full time employees and contracts with 30-40 workers that are each independently contracted with the Company to service and provide home cleaning services to existing and new customers. At this time there are no plans for expansion.
The ability to become profitable depends on the ability to generate higher revenues and maintain low expense levels. The Company's limited operating history makes it difficult to forecast its revenues.

HAIRMAX OF FLORIDA, INC. AND HAIRMAX OF NEVADA, INC. Hairmax of Florida Inc., a Florida corporation, and Hairmax of Nevada, Inc., a Nevada corporation have a limited operating history. Having just started its services operation in the year 2001, the Company has a short operating history upon which to evaluate its business and prospects. As a new company, Hairmax faces intense competitors, and must manage growth effectively. The Company may not succeed in addressing all challenges and risks, including unpredictability of future revenues. To be successful, Hairmax plans to implement the following:

1.     Retain existing customers.
2.     Attract new customers.
3.     Meet customer demands.
4.     Fulfill all customer needs.
5.     Maintain sufficient in-store traffic.
6.     Increase our media exposure.
7. Monitor the competition. Competition in the hair services industry will intensify. This increased competition may reduce our profit margins or market share.
8.     Ability to hire and retain qualified service personnel (hairstylists).

The principal suppliers to Hairmax Corporation are wholesale distributors, who do not sell retail.

Hairmax is expecting to add 20 new employees for the first 12 months of retail service operations. In addition to five managers, since the Company's inception, it has incurred losses from operations. The Company anticipates losses to increase relating to the following factors:

*     The development of the Hairmax brand, marketing and promotion.
*     Expanded offering of service.
*     Continued store development costs.
*     Additional personnel to manage customer service and in-house marketing.
* Increases in general and administrative costs to support the Company's growing operations.

SITE SELECTION LOCATIONS: There are more than 40,000 strip shopping centers in the United States that provide the Company with vast growth opportunity for new strip center salons. In evaluating specific locations for its company-owned stores, the Company seeks conveniently located, highly visible strip shopping centers, which allow customers adequate parking and quick and easy store access. The Company believes neighborhood shopping centers anchored by the number one or two grocery chains in the specific market, or a major mass merchant, provide access to a stable customer flow The Company has retained the services of Neal Realty and Development of Fort Lauderdale, Florida to search for shopping center locations, within South Florida and the company has retained Luccesi and Associates of Las Vegas, Nevada, to represent them for Hairmax site selection, and lease negotiation, in the metro Las Vegas area. On a National level Hairmax is represented by Armada Realty and Investments of Farminham, Michigan for representation with National Retailers for store in store development, and is presently in discussion with a large regional retailer, for development of Hairmax

The company recently opened a second Hairmax location in Coral Springs, Florida. Plans are formulated for additional Hairmax stores in South Florida, as soon as appropriate locations are selected. Las Vegas, Nevada has been selected for a second development market for Hairmax

The hair services industry is highly competitive with respect to price, service, and location. As a result, the potential for failure in this industry is significant. There are numerous, well-established, larger competitors in the beauty services industry with considerable expertise, possessing substantially greater financial, marketing, personnel and other resources than the Company. There can be no assurance that the Company will be able to respond to various competitive factors affecting the business.

INDUSTRY OVERVIEW : Estimates indicate that annual revenues of the hair care industry are $45 billion in the United States. The industry is highly fragmented with the vast majority of hair care salons independently owned. However, the influence of chains, both franchise and company-owned, has increased substantially, although still accounting for a small percentage of total locations. Management believes that chains will continue to increase their presence. Management also believes that the demand for salon services and products will increase in the next decade as the population ages and desires additional hair care services, such as coloring


In August 2002, the company discontinued all Internet operations, to focus on the family hair salon concept. The corporate name was changed to HAIRMAX, and a trademark application has been filed with the US Patent and Trademark office, registration #76461424. In addition the Florida corporation name was changed to Hairmax of Florida Inc., which now operates all salon operations in Florida. In September 2002, the company formed a Nevada subsidiary corporation to operate the new Hairmax operations in Nevada. This company was formed as Hairmax of Nevada Inc., and has since entered into a lease for the flagship store, expected to open in the Spring 2003. In the opinion of management, the new Hairmax stores will represent significant potential of increased revenues, as further stores are developed and opened. Initial development is expected to begin 1st quarter 2003, with projected completion later in the year. Risks and uncertainties include, but are not limited to, consumer spending habits, availability of funds for project completion, and general acceptance of discounts family salons.

In addition the company began development of a private label line of hair care products, expected to retail in new and existing Hairmax stores. The company expects the first products to be delivered during first quarter 2003.

Business  Strategy

The Company's objective is to become a leading provider of hair services, namely haircutting and hair coloring, the objective is to brand the name Hairmax as a leading provider of these services. Initial development is targeted to the Las Vegas, Nevada area, and the South Florida market. Recent statistics identify both these markets as population growth areas.

The company will also seek to develop expansion of Hairmax low cost hair services by developing a "store in a store salon", that will be built within in a high traffic retailer, that specializes in discount retailing. The company is presently seeking opportunities with this concept, the company plans on an aggressive marketing program, as the geographic operational areas expand. The hair services industry is vast and growing. Many salon services such as haircuts and hair color are considered "recession proof" in the opinion of management.

The Company believes that the sale of beauty services, accessories and hair care products will offer benefits to customers by providing convenient, competitive pricing. In addition, customers entering Hairmax may purchase gift certificates, browse and purchase Hairmax hair care products and participate in special promotions. The Company expects to promote brand loyalty and repeat purchases by providing a positive experience that encourages customers to return frequently.

Products  and  Geographic  Expansion

The Company began retail brick and mortar operations in second quarter 2002, and has shown significant increases in sales by concentrating on service operations. Management will attempt to expand to expand sales on a continual basis. The Company has made significant gains in curtailing losses by cost-cutting and decreasing expenses in the year 2002


Customer  Service

The Company believes its ability to establish long-term relationships with its customers will encourage repeat sales. The Company provides customer service with on-premise personnel and qualified management available at all locations. In addition the company markets its services 7 days a week, to provide maximum revenue potential

Additional  Risk  Factor

Hairmax of Florida Inc., a Florida corporation, and Hairmax of Nevada, Inc., a Nevada corporation have a limited operating history. Having just started its services operation in the year 2001, the Company has a short operating history upon which to evaluate its business and prospects. As a new company, Hairmax faces intense competitors, and must manage growth effectively. The Company may not succeed in addressing all challenges and risks, including unpredictability of future revenues. To be successful, Hairmax plans to implement the following:

1.     Retain existing customers.
2.     Attract new customers.
3.     Meet customer demands.
4.     Fulfill all customer needs.
5.     Maintain sufficient in-store traffic.
6.     Increase our media exposure.
7. Monitor the competition. Competition in the hair services industry will intensify. This increased competition may reduce our profit margins or market share.
8.     Ability to hire and retain qualified service personnel (hairstylists).

The principal suppliers to Hairmax Corporation are wholesale distributors, who do not sell retail.

Hairmax is expecting to add 20 new employees for the first 12 months of retail service operations. In addition to five managers, since the Company's inception, it has incurred losses from operations. The Company anticipates losses to increase relating to the following factors:

*     The development of the Hairmax brand, marketing and promotion.
*     Expanded offering of service.
*     Continued store development costs.
*     Additional personnel to manage customer service and in-house marketing.
* Increases in general and administrative costs to support the Company's growing operations.

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

Controls  and  Procedures

(a)  On  December  31,  2002,  our  Chief  Executive Officer and Chief Financial
Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.


ITEM  2.  PROPERTIES

The Company leases its executive offices with 1,650 square feet for administration at 4810 West Commercial Boulevard, Lauderhill, Florida 33319 for $1,306 per month. The Company leases its beauty salon facility of 1,100 square feet at the Del Mar Shopping Village, located at Powerline Road at Palmetto Park Road, Boca Raton, Florida, for $3,173 per month. The Company leases its beauty salon facility of 900 square feet at the Coral Palm Plaza, located on University Drive, Coral Springs, Florida, for $2,226 per month. Also, the Company leases its newest beauty salon facility of 1,600 square feet at the Sahara Pavilion South, located at Decatur Boulevard and Sahara Avenue, Las Vegas, Nevada, for $2,272 per month. Management considers these facilities to be adequate for its requirements for the immediate future. These noncancelable leases expire at varying dates through December 31, 2007.

ITEM  3.  LEGAL  PROCEEDINGS

The Company is not a party to any legal proceedings, nor, to the best of its knowledge, are any such proceedings threatened or contemplated.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

The Company filed a Certificate of Amendment to Articles of Incorporation with the State of Nevada to increase the number of authorized common shares to 600,000,000, with a continued par value of $.001. A majority of the Company's shareholders voted to approved this transaction in the fourth quarter.

Subject to a majority vote of the Company's shareholders in the fourth quarter, the Company reduced the number of shares of the Series "A" convertible preferred from 50,000,000 to 40,000,000 and authorized the creation of a new 1,000 authorized shares of Series "B" 2% convertible preferred shares.

In the fourth quarter, the majority of the shareholders voted to approve the Company's acquisition of the assets of an unrelated Colorado corporation through an agreement and plan for merger.

In the fourth quarter, the majority of the shareholders voted to approve the Company's operating leases in Coral Springs, Florida and Las Vegas, Nevada.

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

                      Bid
                      ---
Quarter Ended     Low     High
-------------     ---     ----
03/31/01           $ .08     $  .44
06/30/01             .05        .16
09/30/01             .04       8.00
12/31/01             .36       1.36
03/31/02             .26        .60
06/30/02             .13        .27
09/30/02             .09        .16
12/31/02             .03        .14

(b) Holders. The approximate number of holders of record of the Registrant's Common Stock as of March 31, 2003 was 50.

(c) The Registrant has not paid dividends from inception to date and does not currently intend to do so.



ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS

Introduction

National Beauty Corp. (a Nevada corporation) legally changed its corporate name in 2001 and was formerly known as ATR Industries, Inc. On September 12, 2002, one of the Company's subsidiaries legally changed its name to Hairmax of Florida, Inc. from Beautyworks USA of Florida, Inc.

The financial statements below include its wholly owned subsidiaries, Cleaning Express USA, Hairmax of Florida, Inc. (FKA Beauty Works USA, Inc.) and Beauty Merchant, Inc. Beauty Merchant operations were ceased in 2001. The company is a full service cleaning company offering daily residential cleaning services, carpet cleaning and other related services in the South Florida area under the name of Cleaning Express USA. The Company also offers beauty salon services and products though its two retail beauty salons in the South Florida area under its Hairmax of Florida, Inc. subsidiary.

Selected financial data
                                 Year Ended December 31
                                 ----------------------
                                 2002            2001
                                 ----            ----
Net Sales                         $542,210     $ 431,810

Net Loss                          (887,790)     (257,044)
Net Loss per
Common Share                          (.06)         (.57)
Weighted Average
Common Shares Outstanding       14,177,091       448,016

As of  December 31,
-------------------
                                  2002              2001
                                  ----              ----
Total Assets                       $145,025     $ 136,743
Working Capital                      98,405        89,140
Shareholders' Equity                144,093       120,536

No dividends have been declared or paid for any of the periods presented.

Results  of  Operations
-----------------------
Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Sales

Sales for the year ended December 31, 2002 increased to $542,210 from $431,810 for the year ended December 31, 2001, an increase of 26%. The increase in revenues was primarily attributable to an increase in the revenues from Hairmax of Florida, Inc., the Boca Raton beauty salon subsidiary, somewhat offset by revenues earned by the Cleaning Express USA subsidiary.
Net sales from the home cleaning segment have accounted for approximately 59% of total net sales in 2002 and 65% of the net sales in 2001. The Company plans to accelerate growth of beauty salon sales in 2003 by increasing expenditures on marketing and growing public awareness of services.

Income  /  Losses

Net losses for the year ended December 31, 2002 increased to $887,790 from $257,044 for the year ended December 31, 2001, an increase of 245%. The substantial increase in loss was attributable primarily to an increase in non-cash expenses relating to common stock and warrants issued for payroll expenses and consulting services, which were $383,590 and $327,758 for 2002, respectively, compared to $235,044 in payroll expenses for 2001.

The Company expects to continue to incur losses at least through fiscal 2003 and may not be able to achieve or maintain profitability or sustain its revenue growth in the future.

Expenses

Selling, general and administrative expenses for the year ended December 31, 2002, increased to $1,179,790 from $336,240 for the year ended December 31, 2001, an increase of 250%. The increase in selling, general and administrative expenses was the result of significant increases in payroll expenses and consulting fees that were $383,590 and $327,758, respectively, compared to $235,044 in payroll expenses for 2001.

Depreciation and amortization expenses for the years ended December 31, 2002 and December 31, 2001 were $10,275 and $3,017, respectively. The increase was due to an increase in the depreciable bases of fixed assts and acquisitions of $23,341 in fixed assets during 2002 compared to only $4,395 in 2001. The purchases consisted of salon equipment and fixtures for the new store in Coral Springs, Florida.

The company reduced rent expense in 2001 by closing one of the two cleaning offices in 2001 and consolidating operations in the other Fort Lauderdale office. This reduces overhead expenses by a projected 10%. In addition, the company has taken steps to change daily operations of Cleaning Express USA, projecting a savings of 5% over 2003. Specifically, the Company is anticipating a lower labor cost associated with its cleaning services and nominal web site maintenance leading into 2003.

     The Company expects increases in overall expenses through 2003 as the Company moves toward increasing development and marketing of its Hairmax subsidiaries and related acquisitions of beauty salons.

Cost  of  Sales

The cost of sales for the year ended December 31, 2002 was $256,210 compared to $275,974 for the year ended December 31, 2001. The decrease in the cost of sales was primarily attributable to more of an increase in beauty salon sales than the increase in cleaning sales during 2002, of which beauty salon sales have much less cost of sales associated with this type of revenue. Cost of sales as a percentage of sales for December 31, 2002 and 2001 was 47% and 63%, respectively. This reflects the aforementioned change in sales mixture to more of an increase in beauty sales than an increase in cleaning sales

The largest factor in the variation from year to year in the cost of sales as a percentage of net sales was the cost of labor.

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

Years  ended  December  31,  2002  and  December  31,  2001

Cash flows used in operations were a negative $86,510 for the year ended December 31, 2002, and a negative $23,482 for the year ended December 31, 2001. Negative cash flows from operating activities for the years ended December 31, 2002 and 2001 are primarily attributable to losses from operations, partially offset by the common stock issued for services in both years an unrealized loss on trading securities in 2001 and warrants issued in 2002.

Cash flows from investing activities were a negative $23,341 for the year ended December 31, 2002 and a negative $4,395 for the same period in 2001. The negative cash flows were solely attributable to new equipment purchases during 2002 and 2001.

Cash flows provided by financing activities were $197,687 for the year ended December 31, 2002 and used in operations of $17,313 for the year ended December 31, 2001. The negative cash flows in 2001 pertained to repayments on a note payable and capitalized lease obligation. The positive cash flows in 2002 were primarily due to the equity placement of common stock sold during 2002 less the effects of repayments on a capitalized lease obligation.

The Company has funded its cash needs from inception through December 31, 2002 with a series of debt and equity transactions, including private placements.

The Company had an agreement with Standart Capital, S.A., Inc. of West Palm Beach, Florida, an investment-banking firm, to assist in a private placement stock offering for the Company. Under the terms of the agreement, Standart Capital, S.A. was to use its best efforts to locate funding for the Company. The agreement expired in October 2002 no funds have been raised for the Company from this source.

On October 24, 2002, the Company acquired the assets of an unrelated Colorado corporation through an agreement and plan for merger. The assets consisted of $200,000 cash and a $550,000 promissory note receivable due on or before February 20, 2003. All liabilities of the acquired corporation were discharged prior to the merger. As consideration for the merger, the Company issued 1,000 common shares and 750 shares of its newly created Series B 2% convertible preferred stock to the corporation's sole shareholder subsequent to year-end. There were no operations of the acquired corporation prior to the merger.

The Company has 750,000 shares of preferred stock outstanding at December 31, 2002, which is convertible at the option of the shareholder into 7,500,000 shares of common stock. During 2002, 200,000 referred shares were converted into 2,000,000 common shares by two of the Company's officers and majority shareholders. During 2001, the Company's officers and majority shareholders converted 50,000 preferred shares in to 500,000 common shares.

The Company has suffered recurring losses and has yet to generate an internal cash flow. The Company will substantially rely on the revenues from the home cleaning business and from the revenues of the beauty salons in Boca Raton, Florida, Coral Springs, Florida and Las Vegas, Nevada. The Company projects that current and projected revenues and capital reserves will sustain it for 12 months along with the cash it raised on the equity placement in 2002. If the projected revenues of these sources fall short of needed capital because of a decrease in demand for the company's services as well as other factors, the Company may not be able to sustain its capital needs for more than twelve months. The Company will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. A lack of significant revenues beginning in the first quarter of 2004 will significantly affect the cash position of the Company and move the Company toward a position where the raising of additional funds through equity or debt financing will be necessary.

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

Financing activities for the years ended December 31, 2002 and 2001 consisted of principal repayments under the company's capitalized lease obligation its office equipment. Principal repayments under the capitalized lease obligation for the years ended December 31, 2002 and 2001 were $2,313 and $2,313, respectively. Principal repayments of the note payable balance were made in the amount of $15,000 in 2001.

ITEM  7.  FINANCIAL  STATEMENTS

NEED  TO  INSERT  WORD  AND  EXCEL  DOCS  RE:  2002  AFS

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors and Stockholders:
NATIONAL BEAUTY CORP. and subsidiaries
4818 West Commercial Boulevard
Fort Lauderdale, Florida  33319

We have audited the accompanying consolidated balance sheet of National Beauty Corp., a Nevada corporation) and its wholly owned subsidiaries as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Beauty Corp. (a Nevada corporation) and its wholly-owned subsidiaries as of December 31, 2002, and the consolidated results of its operations and its cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.


/s/ Perrella & Associates, PA
____________________
Perrella & Associates, PA
Pompano Beach, Florida
March 14, 2003




                   NATIONAL BEAUTY CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2002



ASSETS
-------------------------
CURRENT ASSETS:
-------------------------
Cash and cash equivalents  $ 98,837
Inventory . . . . . . . .       500
                           ---------
TOTAL CURRENT ASSETS. . .    99,337
                           ---------

FIXED ASSETS
-------------------------
Furniture and fixtures. .    38,274
Leasehold improvements. .     9,500
Equipment and machinery .    35,668
Accumulated depreciation.   (46,636)
                           ---------
NET FIXED ASSETS. . . . .    36,806
                           ---------

OTHER ASSETS:
-------------------------
Deposits. . . . . . . . .     8,882
                           ---------
TOTAL OTHER ASSETS. . . .     8,882
                           ---------
TOTAL ASSETS. . . . . . .  $145,025
                           =========


















                        NATIONAL BEAUTY CORPORATION & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET (CONTINUED)
                                  AS OF DECEMBER 31, 2002



LIABILITIES AND STOCKHOLDERS' EQUITY                                        Dec. 31, 2002
-------------------------------------------------------------------------
CURRENT LIABILITIES
-------------------------------------------------------------------------
Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . .  $          932
                                                                           ---------------
TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . .             932
                                                                           ---------------
STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------
Common stock ($.001 par value, 600,000,000 shares authorized; 35,301,062
shares issued and outstanding at December 31, 2002) . . . . . . . . . . .          35,301
Series A convertible preferred stock ($.001 par value; 40,000,000 shares
authorized, 750,000 shares issued and outstanding at December 31, 2002) .             750
Series B 2% convertible preferred stock ($.001 par value; 1,000 shares
authorized, -0- shares issued and outstanding at December 31, 2002) . . .               -
Additional paid in capital. . . . . . . . . . . . . . . . . . . . . . . .       2,830,163
Retained deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (2,172,121)
                                                                                  694,093
                                                                           ---------------
        Less:  Subscription note receivable . . . . . . . . . . . . . . .        (550,000)
                                                                           ---------------
TOTAL STOCKHOLDERS' EQUITY. . . . . . . . . . . . . . . . . . . . . . . .         144,093
                                                                           ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . . . . . . . . . .  $      145,025
                                                                           ===============
















                   NATIONAL BEAUTY CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                 For the Year Ended Dec. 31,
                                                           2002        2001
REVENUES:
--------------------------------------------------
Sales. . . . . . . . . . . . . . . . . . . . . . .  $   542,210   $ 431,810
Cost of sales. . . . . . . . . . . . . . . . . . .     (256,210)   (275,974)
                                                    ------------  ----------
Gross Profit . . . . . . . . . . . . . . . . . . .      286,000     155,836
                                                    ------------  ----------

EXPENSES:
--------------------------------------------------
Selling, general and administrative. . . . . . . .    1,171,790     336,240
                                                    ------------  ----------
Total Expenses . . . . . . . . . . . . . . . . . .    1,171,790     336,240
                                                    ------------  ----------
Loss from Operations . . . . . . . . . . . . . . .  $  (885,790)  $(180,404)
                                                    ------------  ----------
OTHER (EXPENSE):
--------------------------------------------------
Unrealized loss on trading securities. . . . . . .       (1,500)    (66,257)
Interest expense . . . . . . . . . . . . . . . . .         (500)     (1,227)
                                                    ------------  ----------
Total Other Expenses . . . . . . . . . . . . . . .       (2,000)    (67,484)
                                                    ------------  ----------

Net loss from discontinued operations. . . . . . .            -      (9,156)

NET LOSS . . . . . . . . . . . . . . . . . . . . .  $  (887,790)  $(257,044)
                                                    ============  ==========
Basic and fully diluted net loss per common share:
Continuing operations. . . . . . . . . . . . . . .  $     (0.06)  $   (0.55)
                                                    ============  ==========
Discontinued operations. . . . . . . . . . . . . .  $         -   $   (0.02)
                                                    ============  ==========
  Weighted average common shares outstanding . . .   14,177,091     448,016
                                                    ============  ==========










                                           NATIONAL BEAUTY CORPORATION & SUBSIDIARIES
                                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                         FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



                                                                                                        Convertible Series
                                                                        Common Stock                    "A" Preferred Stock
                                                               Shares              Amount                Shares      Amount
                                                               ------------------  -------------------- ----------------------

Balances, January 1, 2001 . . . . . . . . . . . . . . . . . .              58,425  $                 58  1,000,000   $   1,000

Common stock issued for services. . . . . . . . . . . . . . .             907,937                   908        -0-         -0-

Conversion of preferred shares into common shares by officers             500,000                   500    (50,000)        (50)

Net loss for the year . . . . . . . . . . . . . . . . . . . .                 -0-                   -0-        -0-         -0-
                                                               ------------------  --------------------  ----------  ----------
Balances, December 31, 2001 . . . . . . . . . . . . . . . . .           1,466,362  $              1,466    950,000   $     950
                                                               ------------------  --------------------  ----------  ----------

Common stock issued for services. . . . . . . . . . . . . . .           1,834,700                 1,835        -0-         -0-

Equity placement to investors . . . . . . . . . . . . . . . .                 -0-                   -0-        -0-         -0-

Common shares in escrow for equity placement. . . . . . . . .          30,000,000                30,000        -0-         -0-

Warrants issued . . . . . . . . . . . . . . . . . . . . . . .                 -0-                   -0-        -0-         -0-

Conversion of preferred shares into
common shares by officers . . . . . . . . . . . . . . . . . .           2,000,000                 2,000   (200,000)       (200)

Net loss for the year . . . . . . . . . . . . . . . . . . . .                 -0-                   -0-        -0-         -0-
                                                               ------------------  --------------------  ----------  ----------
Balances, December 31, 2002 . . . . . . . . . . . . . . . . .          35,301,062  $             35,301    750,000   $     750
                                                               ------------------  --------------------  ----------  ----------



                                                               Additional
                                                               Paid-in     Retained
                                                               Capital     Deficit
                                                              -----------  ------------

Balances, January 1, 2001 . . . . . . . . . . . . . . . . . .  $1,168,314  $(1,027,286)

Common stock issued for services. . . . . . . . . . . . . . .     234,136          -0-

Conversion of preferred shares into common shares by officers         -0-          -0-

Net loss for the year . . . . . . . . . . . . . . . . . . . .         -0-     (257,045)
                                                               ----------  ------------
Balances, December 31, 2001 . . . . . . . . . . . . . . . . .   1,402,450  $(1,284,331)
                                                               ----------  ------------

Common stock issued for services. . . . . . . . . . . . . . .     349,955          -0-

Equity placement to investors . . . . . . . . . . . . . . . .     200,000          -0-

Common shares in escrow for equity placement. . . . . . . . .         -0-          -0-

Warrants issued . . . . . . . . . . . . . . . . . . . . . . .     327,758          -0-

Conversion of preferred shares into
common shares by officers . . . . . . . . . . . . . . . . . .         -0-          -0-

Net loss for the year . . . . . . . . . . . . . . . . . . . .         -0-     (887,790)
                                                               ----------  ------------
Balances, December 31, 2002 . . . . . . . . . . . . . . . . .  $2,280,163  $(2,172,121)
                                                               ----------  ------------





                                 NATIONAL BEAUTY CORPORATION & SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



                                                                                           2002        2001
                                                                                      ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
------------------------------------------------------------------------------------
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(887,790)  $(257,044)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10,275       3,017
Common stock issued for services . . . . . . . . . . . . . . . . . . . . . . . . . .    383,590     235,044
Warrants issued. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    327,758         -0-
Unrealized loss on trading securities. . . . . . . . . . . . . . . . . . . . . . . .      1,743      66,257
(Increase) decrease in operating assets:
Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        903         781
Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,200       1,863
Shareholder loan receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        -0-       7,892
Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     90,000     (90,000)
Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (2,226)     (2,956)
Increase (decrease) in operating liabilities
    Outstanding checks in excess of bank balance . . . . . . . . . . . . . . . . . .    (11,664)     11,664
Accounts payable and accreud expenses. . . . . . . . . . . . . . . . . . . . . . . .       (299)        -0-
                                                                                      ----------  ----------
NET CASH (USED IN) OPERATING ACTIVITIES. . . . . . . . . . . . . . . . . . . . . . .    (86,510)    (23,482)
                                                                                      ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
------------------------------------------------------------------------------------
Expenditures for fixed assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .    (23,341)     (4,395)
                                                                                      ----------  ----------
NET CASH USED IN INVESTING ACTIVITIES. . . . . . . . . . . . . . . . . . . . . . . .    (23,341)     (4,395)
                                                                                      ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------------------------------------------------------
Proceeds from shareholder loan payable . . . . . . . . . . . . . . . . . . . . . . .     25,000         -0-
Repayment of shareholder loan payable. . . . . . . . . . . . . . . . . . . . . . . .    (25,000)        -0-
Proceeds from equity placement . . . . . . . . . . . . . . . . . . . . . . . . . . .    200,000         -0-
Principal repayments of note payable . . . . . . . . . . . . . . . . . . . . . . . .        -0-     (15,000)
Principal repayments under capitalized lease . . . . . . . . . . . . . . . . . . . .     (2,313)     (2,313)
                                                                                      ----------  ----------
NET CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES. . . . . . . . . . . . . . . . .    197,687     (17,313)
                                                                                      ----------  ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . .     87,836     (45,190)
                                                                                      ----------  ----------
CASH AND CASH EQUIVALENTS,
BEGINNING OF THE YEAR. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     11,001      56,191
                                                                                      ----------  ----------
END OF THE PERIOD. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  98,837   $  11,001
                                                                                      ==========  ==========
SUPPLEMENTARY CASH FLOW INFORMATION OF NON-CASH FINANCING:
------------------------------------------------------------------------------------
Common stock issued to officers for services, charged to prepaid expense . . . . . .  $       -   $  28,500
                                                                                      ==========  ==========
Common stock issued to others for services, charged to prepaid expense . . . . . . .  $       -   $  61,500
                                                                                      ==========  ==========
Common stock issued to officers for other services . . . . . . . . . . . . . . . . .  $ 231,890   $  25,044
                                                                                      ==========  ==========
Common stock issued to others for other services . . . . . . . . . . . . . . . . . .  $ 151,700   $ 120,000
                                                                                      ==========  ==========
Assumption of note payable in connection with assets acquisition . . . . . .. . . . . $       -   $  15,000
                                                                                      ==========  ==========
200,000 preferred shares converted in to 2,000,000 common shares by officers  . . . . $       -   $       -
                                                                                      ==========  ==========
Warrants issued. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 327,758   $       -
                                                                                      ==========  ==========



The accompanying notes are an integral part of these consolidated financial statements.




                      NATIONAL BEAUTY CORP. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001
                 ==============================================

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Business Activity - National Beauty Corp. (formerly known as Beautymerchant.com,
-----------------
Inc.) (a Nevada corporation) legally changed its corporate name in 2001 and was also formerly known as ATR Industries, Inc., a Nevada corporation, which was incorporated in 1987. On September 12, 2002, one of the Company's subsidiaries legally changed its name to Hairmax of Florida, Inc. from Beautyworks USA of Florida, Inc.

These financial statements include its wholly owned subsidiaries, Cleaning Express USA, Hairmax of Florida, Inc. (FKA Beauty Works USA, Inc.) and Beauty Merchant, Inc. Beauty Merchant operations were ceased in 2001. The company is a full service cleaning company offering daily residential cleaning services, carpet cleaning and other related services in the South Florida area under the name of Cleaning Express USA. The Company also offers beauty salon services and products though its two retail beauty salons in the South Florida area under its Hairmax of Florida, Inc. subsidiary.

Accounts  Receivable  -  Accounts  receivable are charged to bad debt expense as
--------------------
they are deemed uncollectible based upon a periodic review of the accounts. The Company performs ongoing credit reviews of its customer accounts.

Property  and  Equipment  -  Property  and  Equipment  are  recorded  at  cost.
------------------------
Maintenance and repair costs are expensed as incurred. Depreciation is provided using the straight-line method and other methods that approximate the straight-line method. It is calculated over recovery periods as prescribed by management that range from 5 years for equipment to 7 years for furniture.
Leasehold improvements are amortized over the terms of the office and salon operating leases.

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


                       NATIONAL BEAUTY CORP. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001
                 ==============================================

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

Revenues for beauty salon services are recognized when the services are rendered. Revenues for beauty products are recognized when the products are shipped provided collection of the resulting receivable is probable and the earnings process is complete. If any material contingencies are present, revenue recognition is delayed until all material contingencies are eliminated. Material contingencies are circumstances in which there are any potential uncertainties as to the completion of the revenue process being complete. Further, no revenue is recognized unless collection of the applicable consideration is probable. Probable collection is determined at the time collection occurs or is more than reasonably possible it will be collected.

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




                      NATIONAL BEAUTY CORP. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001
                 ==============================================

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)
-----------------------------------------------------------

Advertising - The Company charges the costs of advertising to expense when
-----------
incurred.

Earnings  Per  Share-  The Company reports earnings per share in accordance with
--------------------
Statement of Financial Accounting Standard (SFAS) No.128. This statement requires dual presentation of basic and diluted earnings (loss) with a reconciliation of the numerator and denominator of the loss per share computations. Basic earnings per share amounts are based on the weighted average shares of common outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Accordingly, this presentation has been adopted for the period presented. There were no adjustments required to net loss for the period presented in the computation of diluted earnings per share.

NOTE B - ACQUISITIONS
---------------------

During 2001, the Company acquired the fixed assets of a beauty salon in South Florida. The Company financed the acquisition with a short-term note with the unrelated seller in the amount of $15,000 at 8% interest per annum. This note was paid in full with interest thereto during 2001. The Company also assumed the lease from the seller. See footnote F below for the minimum lease commitments. Since the acquisition does not meet the conditions of a significant acquisition, pro forma information has not been provided.

On October 24, 2002, the Company acquired the assets of an unrelated Colorado corporation through an agreement and plan for merger. The assets consisted of $200,000 cash and a $550,000 promissory note receivable due on or before February 20, 2003. All liabilities of the acquired corporation were discharged prior to the merger. As consideration for the merger, the Company issued 1,000 common shares and 750 shares of its newly created Series B 2% convertible preferred stock to the corporation's sole shareholder subsequent to year-end. There were no operations of the acquired corporation prior to the merger. Since the acquisition does not meet the conditions of a significant acquisition, pro forma information has not been provided.

NOTE  C  -  DISCONTINUED  OPERATIONS
------------------------------------

In November 2001, the Board of Directors approved a plan for the disposal of its e-commerce segment. The results of beautymerchant.com have been reported as discontinued operations for 2001.





                      NATIONAL BEAUTY CORP. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001
                 ==============================================

NOTE  D  -  CONVERTIBLE  PREFERRED  STOCK
------------------------------------------------------

Series  "A"  Preferred  Stock
-----------------------------

During 2002, subject to a majority vote of the Company's shareholders, the Company reduced the number of shares of the Series "A" convertible preferred from 50,000,000 to 40,000,000 shares.

The Company has 750,000 shares of Series "A" preferred stock outstanding at December 31, 2002, which is convertible at the option of the shareholder into 7,500,000 shares of common stock. During 2002, 200,000 preferred shares were converted into 2,000,000 common shares by two of the Company's officers and majority shareholders. During 2001, the Company's officers and majority shareholders converted 50,000 preferred shares in to 500,000 common shares.

Series  "B"  Preferred  Stock
-----------------------------

During 2002, subject to a majority vote the Company's shareholders, the Company authorized the creation of a new 1,000 authorized shares of Series "B" 2% convertible preferred shares. The shares of Series "B" preferred stock is convertible at a redemption price of 115% of the stated value of each share of Series "B" stock plus accrued and unpaid dividends. The shares of the Series "B" stock have no voting power.

NOTE  E  -  COMMON  STOCK
-------------------------

During the year ended December 31, 2001, the Company enacted a 200 for 1 reverse stock split on its common stock. All common stock amounts in the accompanying financial statements have been retroactively restated to reflect this capitalization change.

On December 27, 2001, the Company issued 95,000 and 205,000 common shares to its officers and outside consultants, respectively. These common shares were paid in advance for services to be received by the Company in 2002 and were reflected as prepaid expenses in the December 31, 2001 balance sheet and expensed in the accompanying 2002 statement of operations. The shares were priced at the date of issuance yielding an aggregate market value of $90,000. In addition, 34,000 options were granted to an outside consultant as part of compensation for 2001. The options are exercisable at $.48 per share prior to December 31, 2005. The options did not yield a material expense using the Black-Scholes Option Pricing Model. See footnote I below for stock warrants issued during 2002.



                      NATIONAL BEAUTY CORP. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001
                 ==============================================

NOTE  E  -  COMMON  STOCK  (CONT.)
----------------------------------

During the year ended December, 31 2001, the Company issued 607,937 shares of its common stock for services rendered by officers and outside consultants. The shares were valued at the date of issuance yielding an aggregate market value of $145,044, which was expensed during the year.

During the year ended December, 31 2002, the Company issued 1,835,000 shares of its common stock for services rendered by officers and outside consultants. The shares were valued at the date of issuance yielding an aggregate market value of $383,590, which was expensed during the year.

During 2002, the Company filed a Certificate of Amendment to Articles of Incorporation with the State of Nevada to increase the number of authorized common shares to 600,000,000, with a continued par value of $.001. A majority of the Company's shareholders voted to approved this transaction.

Pursuant to the 2002 acquisition discussed in footnote B above, the Company issued 30,000,000 common shares to an independent law firm acting as legal escrow agent for safekeeping. These common shares are considered as outstanding for purposes of the weighted average share computation in the accompanying statements of operations. These common shares are reserved for future exercise of warrants issued during 2002 as discussed in footnote H below and the future, if any, redemption of the series B convertible preferred stock discussed above herein.


NOTE F - INCOME TAXES
---------------------

The Company has approximately $902,000 of federal and state net operating losses
available   that  expire  in  various  years  through  the  year  2016.

Due to operating losses, there is no provision for current federal or state income taxes for the years ended December 31, 2002 and 2001.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company's deferred tax asset at December 31, 2002 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $352,000 less a valuation allowance in the amount of approximately $352,000, respectively. Because of the

                      NATIONAL BEAUTY CORP. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001
                 ==============================================

NOTE F - INCOME TAXES (CONT.)
-----------------------------

Company's lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $76,000 and $8,000 for the years ended December 31, 2002 and 2001, respectively.

The  Company's  total  deferred tax asset as of December 31, 2002 is as follows:

     Net operating loss carry forwards          $   352,000
     Valuation allowance                           (352,000)
                                               -------------

     Net deferred tax asset                     $       --
                                                 ===========

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the years ended December 31, 2002 and 2001 is as follows:

                                                             2002          2001
                                                             ----          ----
     Income tax computed at the federal statutory rate        34%           34%
     State income taxes, net of federal tax benefit           5%             5%
                                                             ----          ----
     Valuation allowance                                    (39%)          (39%)
                                                             ----          ----
     Total deferred tax asset                                 0%             0%
                                                             =====         =====

NOTE G - COMMITMENTS
--------------------

The Company leases its executive offices in Fort Lauderdale, Florida and a beauty salons in Boca Raton, Florida, Coral Springs, Florida and Las Vegas, Nevada under non-cancelable operating leases that expire from varying dates through December 31, 2007. Future minimum rental payments as of December 31, 2002 in the aggregate and for each of the five succeeding years are as follows:

Year                              Amount
----                              ------
2003                              $107,728
2004                               108,529
2005                                91,573
2006                                58,216
2007                                47,444
                                   -------
                                  $413,490
                                  ========

                      NATIONAL BEAUTY CORP. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001
                 ==============================================

NOTE G - COMMITMENTS (CONT.)
----------------------------

Rent expense for 2002 and 2001 was $55,841 and $47,467, respectively.

In 1999, the Company committed itself to compensate each of its Board of Directors in the amount of 1,000 shares of its common stock annually and 10,000 common stock purchase options over a thirty six-month period. As of the date of this report, no option agreement has been officially adopted, there is no fair market value for the options and none of the equity instruments have been issued with the exception of 1,000 restricted common shares issued to each of its directors in 2002 and 2001.

The Company is committed to two employment agreements through April 1, 2007. Pursuant to the agreements, two of the Company's officers and majority shareholders shall receive total combined annual salaries of $325,000 and a combined 300,000 preferred shares per annum.

The Company is committed to another employment agreement through April 5, 2005. Pursuant to the agreement, the Company's officer and minority shareholder shall receive annual compensation of $50,000 with 6% annual increases.

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

                             2001                           2002
                             ----                           ----
Residential Cleaning:
---------------------
Residential cleaning sales          $281,124          $ 318,709
Cost of sales                       (182,731)          (247,106)
Corporate and other expenses        (220,436)          (644,760)
                                  ---------            ---------
     Segment loss                   (122,043)          (573,157)


                      NATIONAL BEAUTY CORP. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001
                 ==============================================

NOTE  H  -  SEGMENT  INFORMATION  (CONT.)
-----------------------------------------

                             2001                           2002
                             ----                           ----

Total assets                          9,550                 6,752

Capital expenditures                     -0-                  -0-

Depreciation                             -0-                  -0-

Interest expense                        240                   -0-

Retail beauty salons:
---------------------
Retail beauty salon sales          $150,686              $223,501
Cost of sales                      ( 93,243)               (9,104)
Corporate and other expenses       (117,031)             (339,964)
                                  ----------             ---------
     Segment loss                   (59,588)             (125,567)

Total assets                         13,500                43,322

Capital expenditures                  1,538                23,341

Depreciation                          1,056                 8,141

Interest expense                       429                   -0-

Corporate:
----------
Corporate  revenues               $    N/A               $   N/A
Cost of sales                          -0-                    -0-
Unallocated and other expenses      (66,257)             (187,566)
                                    ----------           ---------
     Segment loss                   (66,257)             (187,566)

Total assets                        113,693                94,951

Capital expenditures                  2,857                    -0-

Depreciation                          1,961                 2,134

Interest expense                       558                     -0-


                      NATIONAL BEAUTY CORP. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001
                 ==============================================

NOTE I - STOCK WARRANTS
-----------------------

During 2002, the Company issued stock warrants to the entity associated with the 2002 acquisition as discussed above in footnote D. The stock warrants allow the entity to purchase shares of the Company's stock at a price per share per the warrant agreement of $.001. The warrants allow the entity to purchase one common share of the Company's stock for each warrant. The warrants expire in August
2007 per the warrant agreement. The Company did not grant any registration rights with respect to any shares of common stock issuable upon exercise of the warrants. During the year ended December 31, 2002, the Company recorded an expense of approximately $328,000, equal to the estimated fair value of the options at the date of grants. The fair market value was calculated using the Black-Scholes options pricing model, assuming 5% risk-free interest, 0% dividend yield, 60% volatility, and an expected live of five years.

NOTE J - NOTE RECEIVABLE
------------------------

The Company has a $550,000 note receivable from the shareholder of the corporation it acquired in 2002 as evidenced by a signed promissory note. The Note, which was due in full on February 20, 2003, was in default pending a Modification Agreement. On March 26, 2003, based on the terms of the Modification Agreement, the shareholder agreed to pay the Company in weekly installments of $33,000 until the note has been satisfied. The note receivable is reflected as a reduction to stockholders' equity at December 31, 2002 in the accompanying balance sheet. The note bears interest at 2% per annum.

NOTE K - RELATED PARTY TRANSACTION
----------------------------------

During the year ended December 31, 2002, the Company borrowed $25,000 from its majority shareholder to assist in funding for the merger disclosed in footnote
B. The transaction was supported by a promissory note bearing interest of 15% interest per annum. The note and related interest were paid in October 2002 and no liability exists for the Company at December 31, 2002.

NOTE L - SUBSEQUENT EVENT
-------------------------

On February 1, 2003, the Company entered into a consulting agreement with an unrelated corporation. The term of the contract is five months and the Company paid the consultant 200,000 restricted common shares for the month of February
2003 and is committed to pay 75,000 restricted common shares per month for the next four months.




                      NATIONAL BEAUTY CORP. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001
                 ==============================================

NOTE  M  -  RECENT  ACCOUNTING  PRONOUNCEMENTS
----------------------------------------------

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" effective for exit or disposal activities initiated after December 31, 2002. The standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force No. 94-3. SFAS No. 146 essentially requires a liability to be recognized and measured initially at its fair value in the period in which the liability is incurred for a cost associated with an exit or disposal activity. The implementation of the pronouncement does not have material effect on its financial condition and cash flows.






ITEM 8. CHANGES WITH AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)     Identification of Directors

The following information, as of March 31, 2003 is furnished with respect to each Director and Executive Officer:


                        Date of
Name of Director . . .  Age      Service  Position with Company
----------------------  -------  -------  ------------------------------

Edward A. Roth . . . .       45     1997  Chairman, President & CEO
Alisha Roth. . . . . .       37     1997  Secretary, Treasurer, Director
Barbara Patigalia. . .       52     1997  Director
Michael J. Bongiovanni       40     2000  Chief Financial Officer



All Directors serve for one-year terms, which expire at the annual shareholders meeting in 2003.

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


Summary Compensation Table


               Other    Restricted    Restricted
Name and. . .  Fiscal   Annual        Compen-      Stock    LTIP     Stock
Position. . .  Year     Salary        Bonuses      sation   Awards   Options  Bonuses
-------------  -------  ------------  -----------  -------  -------  -------  -------
                   (1)           (2)      (3) (6)      (4)      (5)
               -------  ------------  -----------  -------  -------
Edward A. . .    2002   $   197,000          -0-      -0-      -0-       -0-      -0-
Roth, CEO . .    2001   $    65,000          -0-      -0-      -0-       -0-      -0-
and President    2000   $   233,121          -0-      -0-      -0-       -0-      -0-
-------------  -------  ------------  -----------  -------  -------  -------  -------
Michael J.. .    2002   $    22,890          -0-      -0-      -0-       -0-      -0-
Bongiovanni,.    2001   $    15,000          -0-      -0-      -0-       -0-      -0-
 CFO. . . . .    2000   $    46,800          -0-      -0-      -0-       -0-      -0-
-------------  -------  ------------  -----------  -------  -------  -------  -------
Alisha Roth,     2002   $    48,000          -0-      -0-      -0-       -0-      -0-
Secretary,       2001   $        -0-         -0-      -0-      -0-       -0-      -0-
Treasurer . .    2000   $    60,000          -0-      -0-      -0-       -0-      -0-
-------------  -------  ------------  -----------  -------  -------  -------  -------


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

Employment Contracts and Termination of Employment and Change-In Control Arrangements

None

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)     Security Ownership of Certain Beneficial Owners

All persons known by the Registrant to own beneficially more than 5% of any class of the Company's outstanding stock on March 31, 2003, are listed below:

                                                     Nature of     Current %
Title of Class     Name and Address     # Shares     Ownership     Owned (w)
--------------     ----------------     --------     ---------     ---------
                   Edward A. Roth
Common Stock,      4818 W. Commercial Blvd.
$.001 Par Value    Lauderhill, FL 33319     3,506,440     (x)        10%
---------------     --------------------     ---------    ---        ---
Preferred Stock,   Edward A. Roth
$.001 Par Value    4818 W. Commercial Blvd.
(z)                Lauderhill, FL 33319       750,000     (y)       100%
---------------     --------------------     ---------    ---        ---



(w) On March 31, 2003, there were 35,501,062 shares of common stock issued and outstanding. Note that 30,000,000 of these aforementioned common shares above are being held in an escrow collateral account awaiting certain financing.
(x) Mr. & Mrs. Roth own the common shares as joint tenants.
(y) Mr. & Mrs. Roth own the preferred shares as joint tenants.
(z) Each share of preferred stock is convertible into ten shares of common stock.

(b)     Security Ownership of Management

The following table sets forth the number of shares owned beneficially on March 31, 2003, by each Director and by all Officers and Directors as a group. Information as to the beneficial ownership is based upon statements furnished to the Company by such persons.



                            Nature of                   Current %
Title of Class . . . . . .  Name and Address              # Shares  Ownership   Owned (w)
--------------------------  --------------------------  ----------  ----------  ---------
                            Edward A. Roth
Common Stock,. . . . . . .  4810 W. Commercial Blvd.
..001 Par Value. . . . . .   Lauderhill, FL 33319         3,506,440         (x)        10%
--------------------------  --------------------------  ----------  ----------  ---------
                            Michael J. Bongiovanni
Common Stock,. . . . . . .  21311 W. Catawba Avenue
..001 Par Value. . . . . .   Charlotte, NC 28031                -0-    Direct          **
--------------------------  --------------------------  ----------  ----------  ---------
                            Barbara Patagalia
Common Stock,. . . . . . .  4810 W. Commercial Blvd.
..001 Par Value. . . . . .   Lauderhill, FL 33319           67,000     Direct          **
--------------------------  --------------------------  ----------  ----------  ---------
Common Stock,. . . . . . .  All Officers and Directors
..001 Par Value. . . . . .   as a Group                  3,573,440     Direct          10%
--------------------------  --------------------------  ----------  ----------  ---------
Preferred Stock, . . . . .  Edward A. Roth
..001 Par Value. . . . . .   4810 W. Commercial Blvd
(z). . . . . . . . . . . .  Lauderhill, FL 33319          750,000        (y)         100%
--------------------------  --------------------------  ----------  ----------  ---------



** Less than .01%

(w) On March 31, 2003, there were 35,501,062 shares of common stock issued and outstanding.
(x) Mr. & Mrs. Roth own the common shares as joint tenants.
(y) Mr. & Mrs. Roth own the preferred shares as joint tenants.
(z) Each share of preferred stock is convertible into ten shares of common stock.

(c)     Changes in Control

The Company knows of no arrangements that may at a subsequent date result in a change of control in the Company.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)
None.




ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Financial Statements
1. The following financial statements of National Beauty Corp. & Subsidiaries are included in Part II, Item 7:

Independent Auditors' Report                         14
Balance Sheet-December 31, 2002                   15-16
Statements of Operations - years ended
     December 31, 2002 and 2001          .        17-18
Statements of Cash Flows - years ended
     December 31, 2002 and 2001       .           19-20
Statements of Stockholders' Equity - years ended
     December 31, 2002 and 2001                      21
Notes to Financial Statements                     22-28

     2. Exhibits
3. Articles of incorporation, bylaws and related amendments are incorporated by reference to Exhibit No. 1 of Form 10-SB filed November 1999.

99  Certifications  of  management

(b)     Reports on Form 8-K
There were no reports on Form 8-K for the three months ended December 31, 2002.





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


                                     NATIONAL BEAUTY CORP.
                                    ---------------------
                                        (Registrant)

Date:  March 31, 2003


                                        /s/ Michael J. Bongiovanni
                                        --------------------------
                                         Michael J. Bongiovanni
                                         Chief Financial Officer

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