Form 10QSB
period 2003-03-31
NATIONAL BEAUTY CORP
filed 2003-05-15
CIK 821524

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 for the quarterly period ended March 31, 2003

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares of common stock outstanding as of May 15, 2003: 35,651,062

Number of shares of preferred stock outstanding as of May 15, 2003: 1,350,000





                              INDEX TO FORM 10-QSB
                              --------------------

                                                                    Page No.
                                                                    --------
PART I
------

Item 1.     Financial Statements

     Consolidated Balance Sheets - March 31, 2003 and December 31, 2002    3

     Consolidated Statements of Operations - Three Months Ended
     March 31, 2003 and 2002                                               4

     Consolidated Statements of Cash Flows - Three Months Ended
     March 31, 2003 and 2002                                               5

     Notes to Consolidated Financial Statements                          6-7

Item 2.     Management's Discussion and Analysis of Financial Condition
            And Results of Operations                                   8-12

Item 3.     Controls and Procedures                                       12

PART II
-------

Item 1.     Legal Proceedings                                             13

Item 2.     Changes in Securities                                         13

Item 3.     Defaults Upon Senior Securities                               14

Item 4.     Submission of Matters to a Vote of Security Holders           14

Item 5.     Other Information                                             14





                   NATIONAL BEAUTY CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF MARCH 31, 2003 (UNAUDITED)

                           ASSETS
                           ------
CURRENT ASSETS:
-------------------------
Cash and cash equivalents  $ 60,788
Inventory . . . . . . . .       500
                           ---------
TOTAL CURRENT ASSETS. . .    61,288
                           ---------

FIXED ASSETS
-------------------------
Furniture and fixtures. .    38,274
Leasehold improvements. .     9,500
Equipment and machinery .    35,668
Accumulated depreciation.   (49,136)
                           ---------
NET FIXED ASSETS. . . . .    34,306
                           ---------

OTHER ASSETS:
-------------------------
Deposits. . . . . . . . .     8,882
                           ---------
TOTAL OTHER ASSETS. . . .     8,882
                           ---------
TOTAL ASSETS. . . . . . .  $104,476
                           =========















           See accompanying notes to consolidated financial statements




                   NATIONAL BEAUTY CORPORATION & SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                        AS OF MARCH 31, 2003 (UNAUDITED)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES
------------------------------------------------------------------
Accounts payable and accrued expenses. . . . . . . . . . . . . . .  $     1,616
                                                                    ------------
TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . . . . .        1,616
                                                                    ------------
STOCKHOLDERS' EQUITY
------------------------------------------------------------------
Common stock ($.001 par value, 600,000,000 shares authorized;
35,501,062 and 35,301,062 issued and outstanding at March 31,
2003 and December 31, 2002, respectively). . . . . . . . . . . . .       35,501

Series A convertible preferred stock ($.001 par value; 40,000,000 shares authorized, 750,000 shares issued and outstanding at March
31, 2003 and December 31, 2002, respectively). . . . . . . . . . .          750

Series B 2% convertible preferred stock ($.001 par value; 1,000 shares authorized, -0- shares issued and outstanding at March 31,
2003 and December 31, 2002, respectively). . . . . . . . . . . . .            -

Common stock note receivable subscription, less allowance for
uncollectible loss of $550,000 . . . . . . . . . . . . . . . . . .            -

Additional paid in capital . . . . . . . . . . . . . . . . . . . .    2,289,963

Retained deficit . . . . . . . . . . . . . . . . . . . . . . . . .   (2,223,354)
                                                                    ------------
TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . . . . . .      102,860
                                                                    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . . . . .  $   104,476
                                                                    ============











           See accompanying notes to consolidated financial statements




                   NATIONAL BEAUTY CORPORATION & SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
          FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002

                                     Three Months Ended March 31,
                                               2003         2002
REVENUES:                               -----------   -----------
--------------------------------------
Sales - cleaning . . . . . . . . . . .  $    61,276   $   82,071
Sales - beauty salons. . . . . . . . .       59,822       63,185
Cost of sales - cleaning . . . . . . .      (45,251)     (68,269)
Cost of sales - beauty salons. . . . .         (500)        (275)
                                        ------------  -----------
GROSS PROFIT . . . . . . . . . . . . .       75,347       76,712
                                        ------------  -----------

EXPENSES:
--------------------------------------
Selling, general and administrative. .      126,580      110,902
                                        ------------  -----------
TOTAL EXPENSES . . . . . . . . . . . .      126,580      110,902
                                        ------------  -----------

OPERATING LOSS . . . . . . . . . . . .  $   (51,233)  $  (34,190)
                                        ------------  -----------
OTHER (EXPENSE):
--------------------------------------
Unrealized loss on trading securities.            -         (243)
                                        ------------  -----------

NET (LOSS) . . . . . . . . . . . . . .  $   (51,233)  $  (34,433)
                                        ============  ===========
  Net (loss) per share -
  basic and fully diluted. . . . . . .  $    (0.001)  $    (0.01)
                                        ============  ===========
  Weighted average shares outstanding.   35,417,729    2,583,862
                                        ============  ===========














           See accompanying notes to consolidated financial statements







                   NATIONAL BEAUTY CORPORATION & SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002



                                                   2003       2002
CASH FLOWS FROM OPERATING ACTIVITIES:          --------  ----------
---------------------------------------------
Net loss. . . . . . . . . . . . . . . . . . .  $(51,233)  $(34,433)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation. . . . . . . . . . . . . . . . .     2,500      1,000
Common stock issued for services. . . . . . .    10,000     66,100
Unrealized loss on trading securities . . . .         -        243
(Increase) decrease in operating assets:
Accounts receivable . . . . . . . . . . . . .         -        771
Inventory . . . . . . . . . . . . . . . . . .         -     (2,387)
Prepaid expenses. . . . . . . . . . . . . . .         -    (24,825)
Increase (decrease) in operating liabilities
Accounts payable. . . . . . . . . . . . . . .       684    (10,597)
                                               ---------  ---------
NET CASH (USED IN) OPERATING ACTIVITIES . . .   (38,049)    (4,128)
                                               ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
---------------------------------------------
Principal repayments under capitalized lease.         -       (719)
                                               ---------  ---------
NET CASH (USED) IN FINANCING ACTIVITIES . . .         -       (719)
                                               ---------  ---------
NET (DECREASE) IN CASH AND
CASH EQUIVALENTS. . . . . . . . . . . . . . .   (38,049)    (4,847)
                                               ---------  ---------
CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD . . . . . . . . . . .    98,837     11,001
                                               ---------  ---------
END OF THE PERIOD . . . . . . . . . . . . . .  $ 60,788   $  6,154
                                               =========  =========
SUPPLEMENTARY CASH FLOW INFORMATION
OF NON-CASH FINANCING:
---------------------------------------------
Common stock issued for services. . . . . . .  $ 10,000   $ 66,100
                                               =========  =========










           See accompanying notes to consolidated financial statements










                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                   NATIONAL BEAUTY CORPORATION & SUBSIDIARIES
                           March 31, 2003 (UNAUDITED)
ITEM 1.
-------

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at March 31, 2003, the results of operations for the three month period ended March 31, 2003 and 2003, and cash flows for the three months ended March 31, 2003 and 2002. The results for the period ended March 31, 2003, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2003. These financial statement should be read in conjunction with the financial statements and notes for the year ended December 31, 2002 appearing in the Company's annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

Revenue recognition is a critical accounting policy of ours since it represents the majority of our entire financial statements taken as a whole. It is also important in light of the Staff Accounting Bulletins published by the Securities and Exchange Commission the past few years.

NOTE  2  -  SEGMENT  INFORMATION

Based on the criteria established by SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," the Company operates in two principal business segments - (1) residential cleaning service and (2) retail beauty salons. In accordance with SFAS 131, the Company is required to describe its reportable segments and provide data that is consistent with the data made available to the Company's management to assess performance and make decisions. Information from the internal management reports may differ from the amounts reported under generally accepted accounting principles. The assets of the discontinued subsidiary are reflected as corporate assets. Summarized revenues and expense information by segment for 2003 and 2002, as excerpted from the internal management reports, is as follows:

                                    2003       2002
                                ---------  ---------
Residential Cleaning:
------------------------------
Residential cleaning sales . .  $ 61,276   $ 82,071
Cost of sales. . . . . . . . .   (45,251)   (68,269)
Corporate and other expenses .   (85,112)   (76,142)
                                ---------  ---------
  Segment loss . . . . . . . .   (69,087)   (62,340)

                                    2003       2002
                                ---------  ---------

Total assets . . . . . . . . .     9,550      6,752

Capital expenditures . . . . .       -0-        -0-

Depreciation . . . . . . . . .       500        -0-

Interest expense . . . . . . .       -0-        -0-

Retail beauty salons:
------------------------------
Retail beauty salon sales. . .  $ 59,822   $ 63,185
Cost of sales. . . . . . . . .      (502)      (275)
Corporate and other expenses .   (27,412)   (22,816)
                                ---------  ---------
  Segment loss . . . . . . . .   (31,910)   (40,094)

Total assets . . . . . . . . .    13,500     43,322

Capital expenditures . . . . .       -0-     23,341

Depreciation . . . . . . . . .     1,000        500

Interest expense . . . . . . .       -0-        -0-

Corporate:
------------------------------
Corporate  revenues. . . . . .  $    N/A   $    N/A
Cost of sales. . . . . . . . .       -0-        -0-
Unallocated and other expenses   (14,056)   (11,944)
                                ---------  ---------
  Segment loss . . . . . . . .   (14,056)   (11,944)

Total assets . . . . . . . . .   113,693     94,951

Capital expenditures . . . . .       -0-        -0-

Depreciation . . . . . . . . .     1,000        500

Interest expense . . . . . . .       -0-        -0-




NOTE  3  -  COMMITMENTS

The Company is committed to two employment agreements through April 1, 2007. Pursuant to the agreements, two of the Company's officers and majority shareholders shall receive total combined annual salaries of $325,000 and a combined 300,000 preferred shares per annum.

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION
--------

National Beauty Corp. is hereby providing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward looking statements made in this quarterly report on Form 10-QSB. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "likely will result," "are expected to," "will continue," "is anticipated," "estimated," "intends," "plans" and "projection") are not historical facts and may be forward-looking statements and involve estimates and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following key factors that have a direct bearing on our results of operations: the absence of contracts with customers or suppliers; our ability to maintain and develop relationships with customers and suppliers; our ability to successfully integrate acquired businesses or new brands; the impact of competitive products and pricing; supply constraints or difficulties; changes in the retail and beauty industries; the retention and availability of key personnel; and general economic and business conditions.

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

National Beauty's business plan entails developing beauty salons and marketing the company's own private label beauty products through these operations. National Beauty is also pursuing the development of its "HAIRMAX" concept, which aims to locate hair salons, offering quality and inexpensive hair services, in larger retailers. There is currently one Hairmax store in Boca Raton, Florida. After some minor construction delays, the second Hair Max store opened in the first quarter of 2003 in Coral Springs, Florida. Further, National Beauty plans to open ten stores in Las Vegas, Nevada over the next two years, beginning with two stores in early spring 2003. Overall, National Beauty plans to roll out 150 haircutting stores across the nation.

We expect to add at least 24 employees during the next 12 months to our retail operations. We are unable to determine how many additional employees will be required exactly, for support operations. The three corporate office employees that are presently on staff will manage new employees.

We have retained the services of Neal Realty and Development of Fort Lauderdale, Florida to search for shopping center locations in Florida, as well as Lucchesi and Associates of Las Vegas, Nevada to represent, find and negotiate suitable locations for Hair Max in Southern Nevada. On August 1, 2002, we signed a 5-year lease for a new store in Coral Springs, Florida, that began operation in the first quarter of 2003. In January 2003 we signed a 5-year lease in the Sahara Pavilion South Shopping Center in Las Vegas, Nevada that will begin operation in the second quarter of 2003.

Initial plans are for multiple store locations in South Palm Beach County, Dade County and Broward County, Florida, as soon as appropriate locations are selected. Clark County, Nevada is also being considered for a second development market for Hair Max, Inc. In June 2002, the company made application with the U.S. Patent and Trademark office, to gain exclusive rights to the name and logo for "Hair Max".

RESULTS  OF  OPERATIONS
-----------------------

Net  Income

The company had a net loss of $(51,233), or $(.001) per common share, for the three months ended March 31, 2003, versus a net loss of $(34,433), or $(.01) for the same period ended March 31, 2002. The change in net loss was primarily due to an increase in common shares issued for professional services rendered and salaries for officers.

Sales

Revenues decreased $24,158 or 17% to $121,098 for the three months ended March 31, 2003 as compared with $145,256 for the three months ended March 31, 2002.
The decrease was primarily due a $20,795 decline in cleaning division sales in the first quarter of 2003 compared to the comparable period in 2002. Average selling prices and gross margins remained fairly constant. To distinguish the cleaning services segment from beauty supply, the company generated sales of $61,276 and $59,822 during the three months ended March 31, 2003 from those segments, respectively.
Expenses

Selling, General, and Administrative expenses for the three months ended March 31, 2003 increased $15,678 to $126,580. In comparison with the three-month period ended March 31, 2002, consulting and payroll increased by $10,570 due to common stock issuances for professional services rendered and salaries for officers in the first quarter of 2003. There were 200,000 shares issued to a consultant in the first quarter of 2003. The shares were priced and recorded at 5 cents per share representing the closing stock price on the date of issuance.

Liquidity  and  Capital  Resources

On March 31, 2003, we had cash of $60,788 and working capital of $59,672. This compares with cash of $98,837 and working capital of $98,405 at December 31, 2002. The decrease in cash and working capital was due to an increase in net loss for the first quarter of 2003. Operating activities had a net usage of cash in the amount of $38,049 during the first quarter of 2003 reflecting an excess of expenditures over revenues.

Net cash used in operating activities was $38,049 for the three months ended March 31, 2003 as compared with net cash used in operating activities of $4,128 for the same period ended March 31, 2002. The decrease in cash used was primarily attributable to an increase in net loss for the 2003 period.

Net cash provided by financing activities was nil for the three months ended March 31, 2003 as compared with net cash used in financing activities of $719 for the three months ended March 31, 2002. The decrease in net cash used financing activities was solely due to the final payoff of the capitalized lease obligation in 2002.

ITEM  3.     CONTROLS  AND  PROCEDURES
--------

(a) On March 31, 2003, our Chief Executive Officer and Chief Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

The CEO is the Chief Operating Decision Maker. The Chief Operating Decision Maker uses net cash flow as his primary profitability measure in assessing segment performance and allocating resources.


PART II. OTHER INFORMATION
--------

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

On February 6, 2003, we issued 200,000 shares of restricted common stock to Marketshare Recovery for investor relations services, for consideration of payment in full. Exemption from registration under the Securities Act of 1933
("Act") is claimed for the sale of these securities in reliance upon the exemption offered by Section 4(2) of the Act, which exempts transactions by issuers not involving a public offering.

On May 15, 2003, we issued 500,000 and 100,000 Series A convertible preferred shares to Edward Roth and Alisha Roth, respectively, pursuant to employment agreements.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Incorporated by reference.











                           --Signature page follows--






                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NATIONAL BEAUTY CORPORATION
                                        (Registrant)



Date:  May 15, 2003                      /S/ Michael J. Bongiovanni
                                         __________________________
                                         Chief  Financial  Officer


Date:  May 15, 2003

                                        /S/ Edward A. Roth
                                        __________________________
                                        Chief  Executive  Officer






EXHIBIT 99

Certifications

I, Edward A. Roth, Chief Executive Officer certify that:

1. I have reviewed this quarterly report on Form 10-QSB of National Beauty Corp.

2. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ("Evaluation Date"); and

c) presented in this annual report are our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls (all of which do not apply); and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls, (all of which do not apply); and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003



/s/ Edward A. Roth
_____________________
Edward A. Roth
Chief Executive Officer

I, Michael J. Bongiovanni, Chief Financial Officer certify that:

1. I have reviewed this quarterly report on Form 10-QSB of National Beauty Corp.

2. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ("Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls (all of which do not apply); and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls (all of which do not apply); and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses (all of which do not apply).

Date: May 15, 2003



/s/ Michael J. Bongiovanni
________________________
Michael J. Bongiovanni
Chief Financial Officer