Form 10QSB
period 2003-06-30
HAIRMAX INTERNATIONAL INC
filed 2003-08-18
CIK 821524

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB




[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 for the quarterly period ended June 30, 2003

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 for the transition period from _______ to _______


                           HAIRMAX INTERNATIONAL, INC.
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)

                           NATIONAL BEAUTY CORPORATION
                           ---------------------------
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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares of common stock outstanding as of August 14, 2003: 1,079,964

Number of shares of preferred stock outstanding as of August 14, 2003: 2,150,000




                              INDEX TO FORM 10-QSB
                              --------------------

                                                                     Page No.
                                                                     --------
PART I
------

Item 1.     Financial Statements

            Consolidated Balance Sheets
            - June 30, 2003 and December 31, 2002                           3

            Consolidated Statements of Operations
            - Three and Six Months Ended June 30, 2003 and 2002             4

            Consolidated Statements of Cash Flows
            - Three and Six Months EndedJune 30, 2003 and 2002              5

            Notes to Consolidated Financial Statements                    6-7

Item 2.     Management's Discussion and Analysis of Financial Condition
            And Results of Operations                                    8-12

Item 3.     Quantitative and Qualitative Disclosures
            About Market Risk                                              12

Item 4.     Controls and Procedures                                        12

PART II
-------

Item 1.     Legal Proceedings                                              13

Item 2.     Changes in Securities                                          13

Item 3.     Defaults Upon Senior Securities                                14

Item 4.     Submission of Matters to a Vote of Security Holders            14

Item 5.     Other Information                                              14


ITEM  1.
--------


                   HAIRMAX INTERNATIONAL, INC. & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        AS OF JUNE 30, 2003 (UNAUDITED)
==========================================================================


                        ASSETS
                        ------
CURRENT ASSETS:
---------------
   Cash and cash equivalents                                      $ 64,793
   Inventory                                                           500
                                                                  --------
      TOTAL CURRENT ASSETS                                          65,293

FIXED ASSETS
------------
   Furniture and fixtures                                           40,749
   Leasehold improvements                                            9,500
   Equipment and machinery                                          36,698
      Accumulated depreciation                                     (51,636)
                                                                  --------
      NET FIXED ASSETS                                              35,311

OTHER ASSETS:
-------------
   Deposits                                                          8,882
                                                                  --------
      TOTAL OTHER ASSETS                                             8,882

      TOTAL ASSETS                                                $109,486
                                                                  ========








           See accompanying notes to consolidated financial statements





                   HAIRMAX INTERNATIONAL, INC. & SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                        AS OF JUNE 30, 2003 (UNAUDITED)
==========================================================================


            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------
CURRENT LIABILITIES
-------------------
   Accounts payable and accrued expenses                          $     2,158
                                                                  -----------
      TOTAL CURRENT LIABILITIES                                         2,158
                                                                  -----------

STOCKHOLDERS' EQUITY
--------------------
   Common stock ($.001 par value, 600,000,000 shares
     authorized; 379,964 issued and outstanding)                          380
   Series A convertible preferred stock ($.001 par value;
     40,000,000 shares authorized, 2,150,000 shares issued
     and outstanding)                                                   2,150
   Series B 2% convertible preferred stock ($.001 par value;
     1,000 shares authorized, -0- shares issued and
     outstanding)                                                         -
   Additional paid in capital                                       2,579,312
   Retained deficit                                                (2,474,514)
                                                                  -----------
TOTAL STOCKHOLDERS' EQUITY                                            107,328
                                                                  -----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $   109,486
                                                                  ===========












See accompanying notes to consolidated financial statements






                   HAIRMAX INTERNATIONAL, INC. & SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
==========================================================================


                        Three Months Ended June 30,   Six Months Ended June 30,
                             2003       2002              2003        2002
                          ---------   ---------         ---------   ---------
REVENUES:
---------
   Sales                  $ 107,483   $ 139,050         $ 228,581   $ 284,306
   Cost of sales            (53,801)    (68,342)          (99,552)   (136,886)
                          ---------   ---------         ---------   ---------
         GROSS PROFIT        53,682      70,708           129,029     147,420

EXPENSES:
---------
   Selling, general
    and administrative      304,842     312,000           431,422     422,902
                          ---------   ---------         ---------    --------
      TOTAL EXPENSES        304,842     312,000           431,422     422,902
                          ---------   ---------         ---------   ---------

         OPERATING LOSS   $(251,160)  $(241,292)        $(302,393)  $(275,482)

OTHER (EXPENSE):
----------------
   Unrealized loss
    on trading securities       -           -                 -          (243)
                          ---------   ---------         ---------   ---------

         NET (LOSS)       $(251,160)  $(241,292)        $(302,393)  $(275,725)
                          =========   =========         =========   =========

  Net (loss) per share -
  basic and fully diluted $   (0.44)  $   (2.86)        $   (0.47)  $   (9.02)
                          =========   =========         =========   =========
  Weighted average
   shares outstanding *     567,926      84,168           638,140      30,559
                          =========   =========         =========   =========

* Retroactively restated for a 50 for 1 reverse stock split on August 1, 2003.

















See accompanying notes to consolidated financial statements






                   HAIRMAX INTERNATIONAL, INC. & SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
==========================================================================
                                                      2003        2002
                                                   ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
   Net loss                                        $(302,393)  $(275,725)
   Adjustments to reconcile net loss to
    net cash (used in) operating activities:
      Depreciation                                     5,000       2,000
      Common stock issued for services                10,000     235,260
      Preferred stock issued for services            160,000           -
      Unrealized loss on trading securities                -         243
      (Increase) decrease in operating assets:
      Accounts receivable                                  -         771
      Inventory                                            -      (2,387)
      Prepaid expenses                                     -      45,000
      Increase (decrease) in operating liabilities
      Accounts payable                                 1,226          49
                                                   ----------  ----------
         NET CASH PROVIDED BY (USED IN)
          OPERATING ACTIVITIES                      (126,167)      5,211
                                                   ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
      Outstanding checks in excess of bank balance         -     (11,024)
      Collections on common stock issuances           95,628           -
      Purchases of fixed assets                       (3,505)          -
      Principal repayments under capitalized lease         -      (1,438)
                                                   ----------  ----------
         NET CASH PROVIDED BY (USED)
          IN FINANCING ACTIVITIES                     92,123     (12,462)
                                                   ----------  ----------

       NET (DECREASE) IN CASH AND CASH EQUIVALENTS   (34,044)     (7,251)

       CASH AND CASH EQUIVALENTS,
         BEGINNING OF THE PERIOD                      98,837      11,001
                                                   ----------  ----------

         END OF THE PERIOD                         $  64,793   $   3,750
                                                   ==========  ==========

SUPPLEMENTARY CASH FLOW INFORMATION OF NON-CASH FINANCING:
----------------------------------------------------------
      Common stock issued for services             $  10,000   $ 235,260
                                                   ==========  ==========
      Preferred stock issued for services          $ 160,000   $       -
                                                   ==========  ==========






See accompanying notes to consolidated financial statements





                   HAIRMAX INTERNATIONAL, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 2003 (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at June 30, 2003, the results of operations for the three and six month period ended June 30, 2003 and 2003, and cash flows for the six months ended June 30, 2003 and 2002. The results for the period ended June 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2003. These financial statement should be read in conjunction with the financial statements and notes for the year ended December 31, 2002 appearing in the Company's annual report on Form 10-KSB as filed with the Securities and Exchange Commission.




















              --The rest of this page is left intentionally blank--






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




                                    2003                        2002
                            ---------------------       ---------------------
                              6 Mos.      3 Mos.           6 Mos.      3 Mos.
Revenue:
--------
Residential cleaning        $ 112,111   $  47,661       $ 167,313   $  75,865
Beauty salons                 116,470      59,822         116,993      63,185
Corporate                         -0-         -0-             -0-         -0-
                            ---------   ---------       ---------   ---------
                            $ 228,581   $ 107,483       $ 284,306   $ 139,050

Net Income (Loss):
------------------
Residential cleaning        $(276,230)  $ (69,087)      $(258,377)  $ (62,340)
Beauty salons                  21,772     (31,910)        (32,425)    (40,094)
Corporate                     (47,935)   (150,163)         15,077    (138,852)
                            ---------   ---------       ---------   ---------
                            $(302,393)  $ 251,160       $(275,725)  $(241,292)


                                2003                 2002
                             ----------           ----------
Identifiable Assets:
--------------------
Residential cleaning         $   9,050            $   6,252
Beauty salons                   12,500               42,822
Corporate                       87,936               94,951
                             ----------           ----------
                               109,486              144,025



NOTE 3 - COMMITMENTS

The Company is committed to two employment agreements through April 1, 2007. Pursuant to the agreements, two of the Company's officers and majority shareholders shall receive total combined annual salaries of $325,000 and a combined 300,000 preferred shares per annum.


ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION
--------

Hairmax International, Inc. is hereby providing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward looking statements made in this quarterly report on Form 10-QSB. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "likely will result," "are expected to," "will continue," "is anticipated," "estimated," "intends," "plans" and "projection") are not historical facts and may be forward-looking statements and involve estimates and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following key factors that have a direct bearing on our results of operations: the absence of contracts with customers or suppliers; our ability to maintain and develop relationships with customers and suppliers; our ability to successfully integrate acquired businesses or new brands; the impact of competitive products and pricing; supply constraints or difficulties; changes in the retail and beauty industries; the retention and availability of key personnel; and general economic and business conditions.

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

Overview
--------

Hairmax International, Inc., formerly known as Hairmax International Corp., was incorporated in Nevada in 1987. The company has primarily operated through its wholly owned subsidiaries, Cleaning Express USA, Hair Max of Florida, Inc. f/k/a Beauty Works USA, Inc. and Hairmax of Nevada, Inc. Cleaning Express USA, Inc. is a full service cleaning company offering daily residential cleaning services, carpet cleaning and other related services in the South Florida area. During April 2000, the company began operations as an e-commerce distributor of beauty products under its Beauty Merchant, Inc. subsidiary and ceased these operations in 2001. Hairmax International, Inc. currently offers hairstyling beauty services and products through its retail beauty salons in the South Florida area through its Hair Max of Florida, Inc. subsidiary. Hairmax International intends to operate a chain of haircutting stores, located inside or next to major retailers, through Hair Max subsidiaries.


In June 2002, the company made application with the U.S. Patent and Trademark office, to gain exclusive rights to the name and logo for "HairMax", the registration is still pending.

RESULTS  OF  OPERATIONS
-----------------------

Net  Income

The company had a net loss of $(251,160), or $(.44) per common share, for the three months ended June 30, 2003, respectively, versus a net loss of $(241,292), or $(2.86) for the same period ended June 30, 2002.

The company had a net loss of $(302,393), or $(.47) per common share, for the six months ended June 30, 2003, respectively, versus a net loss of $(275,725), or $(9.02) for the same period ended June 30, 2002.

The increase in net loss for both periods was primarily due to a decrease in sales and a non-cash expense of issuances of common and preferred shares for professional services rendered and salaries for officers.

Sales

Cleaning revenues decreased $34,407 and $55,202 or 40% and 33% to $50,835 and $112,111 for the three and six months ended June 30, 2003, respectively, as compared with $85,242 and $167,313 for the three and six months ended June 30, 2002. The decrease was primarily due a decline in cleaning division demand in the first and second quarter of 2003 compared to the comparable period in 2002. The Company is also concentrating more on its beauty salon segment. Average selling prices and gross margins remained fairly constant. Beauty salon revenues increased (decreased) $2,840 and ($523) or 3% and (1) % to $56,648 and $116,470
for the three and six months ended June 30, 2003, respectively, as compared with $53,808 and $116,993 for the three and six months ended June 30, 2002. The increase in the second quarter of 2003 was primarily due increased demand due to stores being matured in the areas opened.

Expenses

Selling, general, and administrative expenses for the three and six months ended June 30, 2003 increased (decreased) $(7,158) and $8,520 to $304,842 and 431,422, respectively. In comparison with the six-month period ended June 30, 2002, consulting and payroll remained relatively the same due to common stock issuances for professional services rendered and salaries for officers in the first and second quarters of 2003 and 2002, preferred stock issuances in the second quarter of 2003, and the addition of an area manager in the first quarter of 2003 to oversee beauty salon operations. There were 200,000 pre-split (4,000 post-split) common shares issued to a consultant in the first quarter of 2003. The shares were priced and recorded at 5 cents per share representing the closing stock price on the date of issuance. There were also 1,400,000 preferred shares issued to officers in the second quarter of 2003 for services rendered in the amount of $160,000.

Liquidity  and  Capital  Resources

On June 30, 2003, we had cash of $64,793 and working capital of $63,135. This compares with cash of $98,837 and working capital of $98,405 at December 31, 2002. The decrease in cash and working capital was due to an increase in net loss for the first and second quarters of 2003. Operating activities had a net usage of cash in the amount of $126,167 during the six months ended 2003 reflecting an excess of expenditures over revenues.

Net cash used in operating activities was $126,167 for the six months ended June 30, 2003 as compared with net cash provided by operating activities of $5,211 for the same period ended June 30, 2002. The increase in cash used was primarily attributable to an increase in net loss for the 2003 period.

Net cash provided by financing activities was for the six months ended June 30, 2003 was $92,123 as compared with net cash used in financing activities of $12,462 for the six months ended June 30, 2002. The increase in net cash provided by financing activities was solely due to the collections on common stock issuances.


ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKER  RISK
--------

We do not have any material risk with respect to changes in foreign currency exchange rates, commodities prices or interest rates. We do not believe that we have any other relevant market risk with respect to the categories intended to be discussed in this item of this report.

ITEM  4.     CONTROLS  AND  PROCEDURES
--------

(a) On June 30, 2003, our Chief Executive Officer and Chief Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

The CEO is the Chief Operating Decision Maker. The Chief Operating Decision Maker uses net cash flow as his primary profitability measure in assessing segment performance and allocating resources.



PART II. OTHER INFORMATION
--------

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

On or around May 15, 2003, we issued 500,000 and 900,000 Series A convertible preferred shares to Edward Roth and Alisha Roth, respectively, pursuant to employment agreements.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The majority of the security holders voted to reverse split the common stock of the Company on a basis of fifty for one effective August 8, 2003. Accordingly, the common shares herein have been retroactively restated. The

Item 5. Other Information

During the quarter ended June 30, 2003, 16,502,850 pre-split common shares were returned to Company's treasury. This represented the remaining common shares that were previously in an escrow account awaiting equity financing.

Item 6. Exhibits and Reports on Form 8-K

Articles of incorporation and bylaws are hereby incorporated by reference to the Company's Form 10-SB.











                           --Signature page follows--




                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   HAIRMAX INTERNATIONAL, INC.
                                   (Registrant)


Date:  August 14, 2003             /S/ Michael J. Bongiovanni
                                   --------------------------
                                   Michael J. Bongiovanni
                                   Chief  Financial  Officer


Date:  August 14, 2003
                                   /S/ Edward A. Roth
                                   ------------------
                                   Edward A. Roth
                                   Chief  Executive  Officer