Form 10QSB/A
period 2002-03-31
HAIRMAX INTERNATIONAL INC
filed 2003-09-17
CIK 821524

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

                                                                     Page No.
                                                                     --------
PART I
------

Item 1.   Financial Statements

          Consolidated Balance Sheets
          - March 31, 2002 and December 31, 2001                            3

          Consolidated Statements of Operations
          - Three Months Ended March 31, 2002 and 2001                      4

          Consolidated Statements of Cash Flows
          - Three Months Ended March 31, 2002 and 2001                      5

          Notes to Consolidated Financial Statements                      6-7

Item 2.   Management's Discussion and Analysis of Financial Condition
          And Results of Operations                                      8-12

PART II
-------

Item 1.   Legal Proceedings                                                12

Item 2.   Changes in Securities                                            12

Item 3.   Defaults Upon Senior Securities                                  12

Item 4.   Submission of Matters to a Vote of Security Holders              12

Item 5.   Other Information                                                12




                   NATIONAL BEAUTY CORPORATION & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2002 AND DECEMBER 31, 2001
=============================================================================

                                                (Unaudited)
                                                 March 31,           Dec. 31,
                                                   2002               2001
                                                ----------         ----------
                    ASSETS
                    ------

CURRENT ASSETS:
---------------
   Cash and cash equivalents                    $    6,154         $   11,001
   Accounts receivable                                 132                903
   Marketable securities                             1,500              1,743
   Inventory                                         4,087              1,700
   Prepaid expenses                                114,825             90,000
                                                ----------         ----------
      TOTAL CURRENT ASSETS                         126,698            105,347

FIXED ASSETS
------------
   Furniture                                        21,616             21,616
   Leasehold improvements                            3,500              3,500
   Equipment                                        34,985             34,985
   Accumulated depreciation                        (36,361)           (35,361)
                                                ----------         ----------
      NET FIXED ASSETS                              23,740             24,740

OTHER ASSETS:
-------------
   Deposits                                          6,656              6,656
                                                ----------         ----------
      TOTAL OTHER ASSETS                             6,656              6,656

         TOTAL ASSETS                           $  157,094         $  136,743
                                                ==========         ==========




                 See accompanying notes to financial statements
<Page 2>


                   NATIONAL BEAUTY CORPORATION & SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                   AS OF MARCH 31, 2002 AND DECEMBER 31, 2001
=============================================================================

                                                (Unaudited)
                                                 March 31,           Dec. 31,
                                                   2002               2001
                                                ----------         ----------
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

CURRENT LIABILITIES
-------------------
   Accounts payable and accrued expenses        $    2,230         $    2,230
   Outstanding checks in excess of bank balance      1,067             11,664
   Current portion of capitalized lease obligation   1,594              2,313
                                                ----------         ----------
      TOTAL CURRENT LIABILITIES                      4,891             16,207
                                                ----------         ----------


STOCKHOLDERS' EQUITY
--------------------
   Common stock ($.001 par value, 100,000,000
    shares authorized; 3,736,362 and
    1,466,362 issued and outstanding at
    March 31, 2002 and December 31, 2001,
    respectively)                                    3,736              1,466
   Convertible preferred stock ($.001 par value;
    50,000,000 shares authorized, 750,000 and
    950,000 shares issued and outstanding at
    March 31, 2002 and December 31, 2001,
    respectively)                                      750                950
   Additional paid in capital                    1,466,480          1,402,450
   Retained deficit                             (1,318,763)        (1,284,330)
                                                ----------         ----------
      TOTAL STOCKHOLDERS' EQUITY                   152,203            120,536
                                                ----------         ----------

         TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                  $  157,094         $  136,743
                                                ==========         ==========







                 See accompanying notes to financial statements
<Page 3>


                   NATIONAL BEAUTY CORPORATION & SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
=============================================================================

                                                   2002               2001
                                                ----------         ----------
REVENUES:
---------
   Sales                                        $  145,256         $   87,287
   Cost of Sales                                   (68,544)           (60,731)
                                                ----------         ----------
         GROSS PROFIT                               76,712             26,556

EXPENSES:
---------
   Advertising                                       6,471             13,511
   Automobile                                          283              3,259
   Bank service charges                              1,099              1,170
   Consulting                                       37,500              3,245
   Depreciation                                      1,000                800
   Insurance                                         1,141              5,544
   Office expenses                                   2,180              2,221
   Payroll                                          20,445                -0-
   Professional fees                                13,970              1,375
   Public trading                                    1,315                -0-
   Rent                                             15,166              6,771
   Repairs & maintenance                               106                 60
   Taxes & licenses                                  6,871              1,425
   Telephone                                         1,988              2,508
   Travel                                              -0-                460
   Utilities                                         1,367                129
                                                ----------         ----------
      TOTAL EXPENSES                               110,902             42,478
                                                ----------         ----------

         OPERATING (LOSS)                       $  (34,190)        $  (15,922)

OTHER (EXPENSE):
----------------
   Unrealized loss on trading securities              (243)           (29,500)
   Interest Expense                                    -0-                -0-
                                                ----------         ----------

         NET (LOSS)                             $  (34,433)        $  (45,422)
                                                ==========         ==========

  Net (Loss) per Share -
  basic and fully diluted                       $    (0.01)        $       **
                                                ==========         ==========
  Weighted Average Shares                        2,583,862         11,706,701
                                                ==========         ==========
** Less than $.01


                 See accompanying notes to financial statements
<Page 4>


                   NATIONAL BEAUTY CORPORATION & SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
=============================================================================

                                                   2002               2001
                                                ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
   Net loss                                     $  (34,433)        $  (45,422)
   Adjustments to reconcile net loss to
    net cash (used in) operating activities:
      Depreciation                                   1,000                800
      Common stock issued for services              66,100              3,245
      Unrealized loss on trading securities            243             29,500
     (Increase) decrease in operating assets:
      Accounts receivable                              771               (245)
      Inventory                                     (2,387)              (289)
      Prepaid expenses                             (24,825)               -0-
      Deposits                                         -0-                -0-
                                                ----------         ----------
         NET CASH (USED IN) OPERATING ACTIVITIES     6,469            (12,411)
                                                ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
   Repayment of shareholder loan receivable            -0-              6,013
      Expenditures for leaseholds and equipment        -0-                -0-
                                                ----------         ----------
         NET CASH USED IN INVESTING ACTIVITIES         -0-              6,013
                                                ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------
  (Decrease) in outstanding checks
    in excess of bank balance                      (10,597)               -0-
   Principal repayments under capitalized lease       (719)              (625)
                                                ----------         ----------
         NET CASH PROVIDED (USED)
          BY FINANCING ACTIVITIES                  (11,316)              (625)
                                                ----------         ----------

      NET (DECREASE) IN CASH AND CASH EQUIVALENTS   (4,847)            (7,023)

      CASH AND CASH EQUIVALENTS,
         BEGINNING OF THE YEAR                      11,001             56,191
                                                ----------         ----------

         END OF THE PERIOD                      $    6,154         $   49,168
                                                ==========         ==========

SUPPLEMENTARY CASH FLOW INFORMATION OF NON-CASH FINANCING:
----------------------------------------------------------
   Common stock issued for services             $   66,100         $    3,245
                                                ==========         ==========




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

NOTE  2 - EARNINGS (LOSS) PER SHARE


The following represents the calculation of earnings (loss) per share:

                                        Three              Three
BASIC                               Months Ended       Months Ended
& FULLY DILUTED*                   March 31, 2002     March 31, 2001
----------------                   --------------     --------------
Net Loss. . . . . . . . . . . .    $      (34,433)    $      (45,422)

Less- preferred stock dividends               -0-                -0-
                                   --------------     --------------

Net Loss. . . . . . . . . . . .    $      (34,433)    $      (45,422)

Weighted average number
of common shares. . . . . . . .         2,583,862         11,706,701
                                   --------------     --------------

Basic & Fully Diluted*
loss per share. . . . . . . . .    $         (.01)    $           **
                                   ==============     ==============


Basic EPS equals diluted EPS because of the loss above. Preferred stock had no effect on the calculation of EPS. Common stock purchase options are common stock equivalents that were excluded from the computation of diluted loss per share.

* The Company had no common stock equivalents during the periods presented ** Less than $(0.01)


<PAGE 6>
NOTE  3 - SUBSEQUENT EVENTS

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

General Description of Business
-------------------------------

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

We plan to accomplish the foregoing by:
-    Billboard, radio, television and newspaper advertising;
-    Free product samples of ALISHA hair products;
-    Attempting to acquire existing beauty service salons by August 2002;
- Seeking to enter into marketing relationships with National advertising agencies to establish concept branding strategies;
- Attempting to market its concept, "We Sell Beauty for Less", on a national basis.

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

Recent  Acquisition

During the second quarter of 2001, we acquired the fixed assets of a full service salon located in Boca Raton, Florida. This beauty salon currently employs approximately nine workers and offers hair, nails and skin treatments to local customers. This is our first acquisition in our recent salon 'roll-up' strategy. We plan to acquire two additional salons during the fourth quarter of 2002; however, there are no assurances that it will be successful in these plans.

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

In November 2001, the Board of Directors approved a plan for the disposal of it e-commence segment. The results of beautymerchant.com have been reported as discontinued operations for all periods presented. Beautymerchant.com was disposed in November 2001, when the Board of Directors approved a plan for the disposal of it e-commence segment. We dissolved the entity around that time. The results of beautymerchant.com have been reported as discontinued operations for all periods presented and no gain or loss was recorded since it had no assets at the time we dissolved it.

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

To distinguish the cleaning services segment from beauty supply, the company generated sales of $82,071 and $63,185 during the three months ended March 31, 2002 from those segments, respectively. The CEO reviewing the general ledger and check registers on a timely basis measures segment performance. Product sales are immaterial to beauty salon sales, taken as a whole. The company estimates that no more than 5% of above mentioned beauty sales is product related.

Expenses

Selling, General, and Administrative expenses for the three months ended March 31, 2002 increased $68,424 to $110,902. In comparison with the three-month period ended March 31, 2001, consulting and payroll increased $34,255 and $20,445, respectively due to our acquisition of the salon in the second quarter of 2001.

Non-Operating  Expense  Items

The unrealized loss on securities in 2002 and 2001 is a result of a write down in the fair value of the securities during the respective periods. As to trading losses, marketable securities included the company's investment in equity securities recorded at fair market value. The marketable securities were classified as trading securities with holding gains and losses recognized in current period operations. Since the stock is restricted, there are no controls to limit the losses in those securities. Ed Roth, CEO, keeps the certificates in safe keeping under lock and key as an internal control over safeguarding of the corporate asset. Management's intent is to add value to shareholders by trying to sell the securities at the most desirable amount without affecting the stock price in an illiquid stock position. These stocks do not trade much and are highly illiquid. As of March 31, 2002, the securities valuation was written down to $1,500 to reflect the value of the investments.

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

                                         NATIONAL BEAUTY CORPORATION
                                        (Registrant)



Date:  May 7, 2002                       /S/Michael J. Bongiovanni
                                         -------------------------
                                         Michael J. Bongiovanni
                                         Chief  Financial  Officer