Form 10QSB/A
period 2002-06-30
HAIRMAX INTERNATIONAL INC
filed 2003-09-17
CIK 821524

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

                                                                     Page No.
                                                                     --------
PART I
------

Item 1.   Financial Statements

          Consolidated Balance Sheets
          - June 30, 2002 and December 31, 2001                             3

          Consolidated Statements of Operations
          - Three Months Ended June 30, 2002 and 2001                       4

          Consolidated Statements of Cash Flows
          - Three Months Ended June 30, 2002 and 2001                       5

          Notes to Consolidated Financial Statements                      6-7

Item 2.   Management's Discussion and Analysis of Financial Condition
          And Results of Operations                                      8-12

PART II
-------

Item 1.   Legal Proceedings                                                12

Item 2.   Changes in Securities                                            12

Item 3.   Defaults Upon Senior Securities                                  12

Item 4.   Submission of Matters to a Vote of Security Holders              12

Item 5.   Other Information                                                12




                   NATIONAL BEAUTY CORPORATION & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2002 AND DECEMBER 31, 2001
=============================================================================

                                                (Unaudited)
                                                 June 30,           Dec. 31,
                                                   2002               2001
                                                ----------         ----------
                    ASSETS
                    ------

CURRENT ASSETS:
---------------
   Cash and cash equivalents                    $    3,750         $   11,001
   Accounts receivable                                 132                903
   Marketable securities                             1,500              1,743
   Inventory                                         4,087              1,700
   Prepaid expenses                                 45,000             90,000
                                                ----------         ----------
      TOTAL CURRENT ASSETS                          54,469            105,347

FIXED ASSETS
------------
   Furniture                                        21,616             21,616
   Leasehold improvements                            3,500              3,500
   Equipment                                        34,985             34,985
   Accumulated depreciation                        (37,361)           (35,361)
                                                ----------         ----------
      NET FIXED ASSETS                              22,740             24,740

OTHER ASSETS:
-------------
   Deposits                                          6,656              6,656
                                                ----------         ----------
      TOTAL OTHER ASSETS                             6,656              6,656

         TOTAL ASSETS                           $   83,865         $  136,743
                                                ==========         ==========





                 See accompanying notes to financial statements
<Page 2>



                   NATIONAL BEAUTY CORPORATION & SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                    AS OF JUNE 30, 2002 AND DECEMBER 31, 2001
=============================================================================

                                                (Unaudited)
                                                 June 30,           Dec. 31,
                                                   2002               2001
                                                ----------         ----------
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

CURRENT LIABILITIES
-------------------
   Accounts payable and accrued expenses        $    2,279         $    2,230
   Outstanding checks in excess of bank balance        640             11,664
   Current portion of capitalized lease obligation     875              2,313
                                                ----------         ----------
      TOTAL CURRENT LIABILITIES                      3,794             16,207
                                                ----------         ----------


STOCKHOLDERS' EQUITY
--------------------
   Common stock ($.001 par value, 100,000,000
    shares authorized; 4,400,062 and
    1,466,362 issued and outstanding at
    June 30, 2002 and December 31, 2001,
    respectively)                                    4,400              1,466
   Convertible preferred stock ($.001 par value;
    50,000,000 shares authorized, 750,000 and
    950,000 shares issued and outstanding at
    June 30, 2002 and December 31, 2001,
    respectively)                                      750                950
   Additional paid in capital                    1,634,976          1,402,450
   Retained deficit                             (1,560,055)        (1,284,330)
                                                ----------         ----------
      TOTAL STOCKHOLDERS' EQUITY                    80,071            120,536
                                                ----------         ----------

         TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                  $   83,865         $  136,743
                                                ==========         ==========





                 See accompanying notes to financial statements
<Page 3>


                   NATIONAL BEAUTY CORPORATION & SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
=============================================================================

                             Three Months Ended          Six Months Ended
                                  June 30,                   June 30,
                             2002          2001          2002         2001
                          ----------    ----------    ----------   ----------
REVENUES:
---------
   Sales                  $  139,050    $  103,028    $  284,306   $  190,315
   Cost of sales             (68,342)      (66,218)     (136,886)    (126,949)
                          ----------    ----------    ----------   ----------
         GROSS PROFIT         70,708        36,810       147,420       63,366

EXPENSES:
---------
   Selling, general and
    administrative           312,000        62,132       422,902      104,350
                          ----------    ----------    ----------   ----------
      TOTAL EXPENSES         312,000        62,132       422,902      104,350
                          ----------    ----------    ----------   ----------

         OPERATING LOSS   $ (241,292)   $  (25,322)   $ (275,482)  $  (40,984)

OTHER (EXPENSE):
----------------
   Unrealized loss on
    trading securities             0       (25,908)         (243)     (55,408)
   Interest expense                -          (260)            -         (520)
                          ----------    ----------    ----------   ----------

         NET (LOSS)       $ (241,292)   $  (51,490)   $ (275,725)  $  (96,912)
                          ==========    ==========    ==========   ==========

  Net (loss) per share -
  basic and fully diluted $    (0.06)   $    (0.76)   $    (0.18)  $    (1.53)
                          ==========    ==========    ==========   ==========
  Weighted average shares*  ,208,379        67,824     1,527,939       63,287
                          ==========    ==========    ==========   ==========

*Includes retroactive adjustment for 1 for 200 reverse stock split effected during 2001





                 See accompanying notes to financial statements
<Page 4>


                   NATIONAL BEAUTY CORPORATION & SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
=============================================================================

                                                   2002               2001
                                                ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
   Net loss                                     $ (275,725)        $  (96,912)
   Adjustments to reconcile net loss
    to net cash (used in) operating activities:
      Depreciation                                   2,000              1,892
      Common stock issued for services             235,260             18,245
      Unrealized loss on trading securities            243             55,408
     (Increase) decrease in operating assets:
      Accounts receivable                              771               (245)
      Inventory                                     (2,387)              (523)
      Prepaid expenses                              45,000               (370)
      Deposits                                         -0-             (4,100)
      Increase (decrease) in operating liabilities
      Accounts payable                                  49                -0-
                                                ----------         ----------
         NET CASH (USED IN) OPERATING ACTIVITIES     5,211            (26,605)
                                                ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
   Collection of shareholder loan receivable           -0-              6,013
      Expenditures for leaseholds and equipment        -0-             (4,395)
                                                ----------         ----------
         NET CASH USED IN INVESTING ACTIVITIES       5,211              1,618
                                                ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------
   Outstanding checks in excess of bank balance    (11,024)               -0-
   Principal repayments of note payable                -0-             (6,600)
   Principal repayments under capitalized lease     (1,438)            (1,250)
                                                ----------         ----------
         NET CASH (USED) IN FINANCING ACTIVITIES   (12,462)            (7,850)
                                                ----------         ----------

      NET (DECREASE) IN CASH AND CASH EQUIVALENTS   (7,251)           (32,837)

      CASH AND CASH EQUIVALENTS,
         BEGINNING OF THE YEAR                      11,001             56,191
                                                ----------         ----------

         END OF THE PERIOD                      $    3,750         $   23,354
                                                ==========         ==========

SUPPLEMENTARY CASH FLOW INFORMATION OF NON-CASH FINANCING:
----------------------------------------------------------
   Common stock issued for services             $  235,260         $   18,245
                                                ==========         ==========
   Assumption of note payable in
    connection with assets acquisition          $        -         $   15,000
                                                ==========         ==========





                 See accompanying notes to financial statements
<Page 5>



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                   NATIONAL BEAUTY CORPORATION & SUBSIDIARIES
                            June 30, 2002 (UNAUDITED)

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

NOTE  2 - (LOSS) PER SHARE



The following represents the calculation of (loss) per share:

                    Three           Three            Six             Six
BASIC &         Months Ended    Months Ended     Months Ended    Months Ended
FULLY DILUTED*  June 30, 2002   June 30, 2001    June 30, 2002   June 30, 2001
--------------  -----------------------------    -----------------------------
Net Loss        $    (241,292)  $     (51,490)   $    (275,725)  $     (96,912)

Less- preferred
 stock dividends          -0-             -0-              -0-             -0-
                -----------------------------    -----------------------------

Net Loss             (241,292)  $     (51,490)   $    (275,725)  $     (96,912)
Weighted average number
of common shares**  4,208,379          67,824        1,527,939          67,824
                -----------------------------    -----------------------------

Basic & Fully Diluted*
loss per share  $        (.06)  $        (.76)   $        (.18)  $        (.76)
                =============================    =============================




* The Company had no common stock equivalents during the periods presented. ** Includes retroactive adjustment for 1 for 200 reverse stock split.

Basic EPS equals diluted EPS because of the loss above. Preferred stock had no effect on the calculation of EPS. Common stock purchase options are common stock equivalents that were excluded from the computation of diluted loss per share.


<PAGE 6>

NOTE  3 - COMMITMENTS
---------------------

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

We plan to accomplish the foregoing by:
-    Business partnerships with commercial realtors
-    Free product samples of ALISHA hair products;
-    Attempting to acquire existing beauty service salons;
- Seeking to enter into marketing relationships with National advertising agencies to establish concept branding strategies;
-    Attempting to market its concept, "A Cut Above The Rest", on a national basis.
-    Develop and build Hair Max stores on a regional basis.

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

To distinguish the cleaning services segment from beauty supply, the company generated sales of $85,242 and $53,808 during the six months ended June 30, 2002 from those segments, respectively. The CEO reviewing the general ledger and check registers on a timely basis measures segment performance. Product sales are immaterial to beauty salon sales, taken as a whole. The company estimates that no more than 5% of above mentioned beauty sales is product related.

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

Non-Operating  Expense  Items

The unrealized loss on securities in 2002 and 2001 is a result of a write down in the fair value of the securities during the respective periods. As to trading losses, marketable securities included the company's investment in equity securities recorded at fair market value. The marketable securities were classified as trading securities with holding gains and losses recognized in current period operations. Since the stock is restricted, there are no controls to limit the losses in those securities. Ed Roth, CEO, keeps the certificates in safe keeping under lock and key as an internal control over safeguarding of the corporate asset. Management's intent is to add value to shareholders by trying to sell the securities at the most desirable amount without affecting the stock price in an illiquid stock position. These stocks do not trade much and are highly illiquid. As of June 30, 2002, the securities valuation was written down to $1,500 to reflect the value of the investments.

Recorded interest expense is attributable to interest paid on the outstanding shareholder loan balances during the 2002 and 2001 periods.

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

                                         NATIONAL BEAUTY CORPORATION
                                        (Registrant)



Date:  August 5, 2002                    /S/Michael J. Bongiovanni
                                         -------------------------
                                         Michael J. Bongiovanni
                                         Chief  Financial  Officer