Form 10QSB/A
period 2002-09-30
HAIRMAX INTERNATIONAL INC
filed 2003-09-17
CIK 821524

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

                                                                     Page No.
                                                                     --------
PART I
------

Item 1.   Financial Statements

          Consolidated Balance Sheets
          - September 30, 2002 and December 31, 2001                        3

          Consolidated Statements of Operations
          - Three and Nine Months Ended September 30, 2002 and 2001         4

          Consolidated Statements of Cash Flows
          - Three and Nine Months Ended September 30, 2002 and 2001         5

          Notes to Consolidated Financial Statements                      6-7

Item 2.   Management's Discussion and Analysis of Financial Condition
          And Results of Operations                                      8-12

PART II
-------

Item 1.   Legal Proceedings                                                12

Item 2.   Changes in Securities                                            12

Item 3.   Defaults Upon Senior Securities                                  12

Item 4.   Submission of Matters to a Vote of Security Holders              12

Item 5.   Other Information                                                12



                   NATIONAL BEAUTY CORPORATION & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
=============================================================================
                                                (Unaudited)
                                                 Sept. 30,          Dec. 31,
                                                   2002               2001
                                                ----------         ----------
                    ASSETS
                    ------
CURRENT ASSETS:
---------------
   Cash and cash equivalents                    $    6,983         $   11,001
   Accounts receivable                                 132                903
   Marketable securities                             1,500              1,743
   Inventory                                         4,087              1,700
   Prepaid rent                                      2,226                  -
   Prepaid consulting                               22,500             90,000
                                                ----------         ----------
      TOTAL CURRENT ASSETS                          37,428            105,347

FIXED ASSETS
------------
   Furniture                                        21,616             21,616
   Leasehold improvements                            9,500              3,500
   Equipment                                        47,668             34,985
   Accumulated depreciation                        (38,361)           (35,361)
                                                ----------         ----------
      NET FIXED ASSETS                              40,423             24,740

OTHER ASSETS:
-------------
   Deposits                                          8,882              6,656
                                                ----------         ----------
      TOTAL OTHER ASSETS                             8,882              6,656

         TOTAL ASSETS                           $   86,733         $  136,743
                                                ==========         ==========



           See accompanying notes to consolidated financial statements
<Page 2>



                   NATIONAL BEAUTY CORPORATION & SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                 AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
=============================================================================
                                                (Unaudited)
                                                 Sept. 30,          Dec. 31,
                                                   2002               2001
                                                ----------         ----------
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

CURRENT LIABILITIES
-------------------
   Accounts payable and accrued expenses        $    4,005         $    2,230
   Outstanding checks in excess of bank balance        261             11,664
   Shareholder loan payable                         25,000                  -
   Current portion of capitalized lease obligation       -              2,313
                                                ----------         ----------
      TOTAL CURRENT LIABILITIES                     29,266             16,207
                                                ----------         ----------

STOCKHOLDERS' EQUITY
--------------------
   Common stock ($.001 par value, 100,000,000
    shares authorized; 4,746,062 and
    1,466,362 issued and outstanding at
    September 30, 2002 and December 31, 2001,
    respectively)                                    4,746              1,466
   Series A convertible preferred stock
    ($.001 par value; 40,000,000 shares
    authorized, 750,000 and 950,000 shares
    issued and outstanding at September 30,
    2002 and December 31, 2001, respectively)          750                950
   Series B 2% convertible preferred stock
    ($.001 par value; 1,000 shares
    authorized, -0- shares issued and
    outstanding at September 30, 2002 and
    December 31, 2001, respectively)                     -                  -
   Additional paid in capital                    1,679,610          1,402,450
   Retained deficit                             (1,627,639)        (1,284,330)
                                                ----------         ----------
      TOTAL STOCKHOLDERS' EQUITY                    57,467            120,536
                                                ----------         ----------

         TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                  $   86,733         $  136,743
                                                ==========         ==========



           See accompanying notes to consolidated financial statements
<Page 3>



                   NATIONAL BEAUTY CORPORATION & SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
=============================================================================

                             Three Months Ended          Nine Months Ended
                                  Sept. 30,                   Sept. 30,
                             2002          2001          2002         2001
                          ----------    ----------    ----------   ----------
REVENUES:
---------
   Sales                  $  120,546    $  135,036    $  404,852   $   25,351
   Cost of sales             (60,257)      (70,862)     (197,143)    (197,811)
                          ----------    ----------    ----------   ----------
         GROSS PROFIT         60,289        64,174       207,709      127,540

EXPENSES:
---------
   Selling, general
    and administrative       127,873        79,405       551,018      183,755
                          ----------    ----------    ----------   ----------
      TOTAL EXPENSES         127,873        79,405       551,018      183,755
                          ----------    ----------    ----------   ----------

         OPERATING LOSS   $  (67,584)   $  (15,231)   $ (343,309)  $  (56,215)

OTHER (EXPENSE):
----------------
   Unrealized loss on
    trading securities             -        (6,592)            -      (62,000)
   Interest expense                -          (260)            -         (780)
                          ----------    ----------    ----------   ----------

         NET (LOSS)       $  (67,584)   $  (22,083)   $ (343,309)  $ (118,995)
                          ==========    ==========    ==========   ==========

  Net (loss) per share -
  basic and fully diluted $    (0.01)   $    (0.07)   $    (0.09)  $    (0.76)
                          ==========    ==========    ==========   ==========
  Weighted average shares* 4,705,062       322,361     3,832,434      155,694
                          ==========    ==========    ==========   ==========

*Includes retroactive adjustment for 1 for 200 reverse stock split effected during 2001.




          See accompanying notes to consolidated financial statements
<Page 4>



                   NATIONAL BEAUTY CORPORATION & SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
=============================================================================

                                                   2002               2001
                                                ----------         ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
   Net loss                                     $ (343,309)        $ (118,195)
   Adjustments to reconcile net loss to
    net cash (used in) operating activities:
      Depreciation                                   3,000              2,842
      Common stock issued for services             280,240             36,365
      Unrealized loss on trading securities            243             62,000
     (Increase) decrease in operating assets:
      Accounts receivable                              771               (245)
      Inventory                                     (2,387)              (523)
      Prepaid consulting                            67,500             (1,370)
      Prepaid rent                                  (2,226)               -0-
      Deposits                                      (2,226)            (4,100)
      Increase (decrease) in operating liabilities
      Accounts payable                               1,775                -0-
                                                ----------         ----------
         NET CASH (USED IN) OPERATING ACTIVITIES     3,381            (23,226)
                                                ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
      Expenditures for leaseholds and equipment    (18,683)            (4,395)
                                                ----------         ----------
         NET CASH USED IN INVESTING ACTIVITIES     (18,683)            (4,395)
                                                ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------
   Proceeds from shareholder loan payable           25,000                -0-
   Collection of shareholder loan receivable           -0-              6,013
   Outstanding checks in excess of bank balance    (11,403)               -0-
   Principal repayments of note payable                -0-            (11,945)
   Principal repayments under capitalized lease     (2,313)            (1,875)
                                                ----------         ----------
         NET CASH PROVIDED BY (USED)
          IN FINANCING ACTIVITIES                   11,284             (7,807)
                                                ----------         ----------

      NET (DECREASE) IN CASH AND CASH EQUIVALENTS   (4,018)           (35,428)

      CASH AND CASH EQUIVALENTS,
         BEGINNING OF THE YEAR                      11,001             56,191
                                                ----------         ----------

         END OF THE PERIOD                      $    6,983         $   20,763
                                                ==========         ==========

SUPPLEMENTARY CASH FLOW INFORMATION OF NON-CASH FINANCING:
----------------------------------------------------------
   Common stock issued for services             $  280,240         $   36,365
                                                ==========         ==========
   Assumption of note payable in
    connection with assets acquisition          $        -         $   15,000
                                                ==========         ==========



           See accompanying notes to consolidated financial statements
<Page 5>



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

NOTE  2 - (LOSS) PER SHARE



The following represents the calculation of (loss) per share:

                    Three           Three            Nine            Nine
BASIC &         Months Ended    Months Ended     Months Ended    Months Ended
FULLY DILUTED*  Sept 30, 2002   Sept 30, 2001    Sept 30, 2002   Sept 30, 2001
--------------  -----------------------------    -----------------------------
Net Loss . . . .$     (67,584)  $     (22,083)   $    (343,309)  $    (118,995)

Less- preferred
 stock dividends. . .     -0-             -0-              -0-             -0-
                -----------------------------    -----------------------------

Net Loss . . . .$     (67,584)  $     (22,083)   $    (343,309)  $    (118,995)
Weighted average number
of common shares** .4,705,062         322,361        3,832,434         155,694
                -----------------------------    -----------------------------

Basic & Fully Diluted*
loss per share .$        (.01)  $        (.07)   $        (.09)  $        (.76)
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

National Beauty's business plan entails developing beauty salons and marketing the company's own private label beauty products through these operations. National Beauty is also pursuing the development of its "HAIRMAX" concept, which aims to locate hair salons, offering quality and inexpensive hair services, in larger retailers. There is currently one Hairmax store in Boca Raton, Florida. After some minor construction delays, the second Hair Max store is planned to open by the fourth quarter of 2002 in Coral Springs, Florida. Further, National Beauty plans to open ten stores in Las Vegas, Nevada over the next two years, beginning with two stores in early spring 2003. Overall, National Beauty plans to roll out 150 haircutting stores across the nation. We expect to add at least 24 employees during the next 12 months to our retail operations. We are unable to determine how many additional employees will be required exactly, for support operations. The three corporate office employees that are presently on staff will manage new employees.

We have retained the services of Neal Realty and Development of Fort Lauderdale, Florida to search for shopping center locations in Florida, as well as Lucchesi and Associates of Las Vegas, Nevada to represent, find and negotiate suitable locations for Hair Max in Southern Nevada. On August 1, 2002, the company signed a 5-year lease for a new store in Coral Springs, Florida, that is expected to begin operation by the fourth quarter of 2002.

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

RESULTS  OF  OPERATIONS
-----------------------

Net Income

The company had a net loss of $(67,584), or $(.01) per common share, for the three months ended September 30, 2002, versus a net loss of $(22,083), or $(.07) for the same period ended September 30, 2001. The change in net loss was primarily due to an increase in common shares issued for professional services rendered and salaries for officers.

Sales

Revenues decreased $14,490 or 11% to $120,546 for the three months ended September 30, 2002 as compared with $135,036 for the three months ended September 30, 2001. The decrease was primarily due a decline in cleaning division sales in the third quarter of 2002 compared to the comparable period in 2001. Average selling prices and gross margins remained fairly constant. To distinguish the cleaning services segment from beauty supply, the company generated sales of $76,662 and $43,884 during the three months ended September 30, 2002 from those segments, respectively. The CEO reviewing the general ledger and check registers on a timely basis measures segment performance. Product sales are immaterial to beauty salon sales, taken as a whole. The company estimates that no more than 5% of above mentioned beauty sales is product related.

The profitability measure used by the chief decision makers in allocating resources and assessing segment performance is net cash flows. Net cash flows are monitored closely for each segment on a timely basis and adjustments, if any, are made in order to strive for optimal profits. The CEO is the Chief Operating Decision Maker. The Chief Operating Decision Maker uses net cash flow as his primary profitability measure in assessing segment performance and allocating resources.

Expenses

Selling, General, and Administrative expenses for the three months ended September 30, 2002 increased $48,468 to $127,873. In comparison with the three-month period ended September 30, 2001, consulting and payroll increased by $44,980 due to common stock issuances for professional services rendered and salaries for officers in the third quarter of 2002. There were 346,000 shares issued to consultants and an officer in the third quarter of 2002. The shares were priced and recorded at 13 cents per share representing the closing stock price on the dates of issuances.

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

Liquidity and Capital Resources

On September 30, 2002, we had cash of $6,983 and working capital of $8,162. This compares with cash of $11,001 and working capital of $89,140 at December 31, 2001. The decrease in working capital was due to a decrease in cash and expiration of prepaid consulting fees. Note that the company has a $25,000 shareholder loan payable to an officer. This resulted from proceeds of $25,000 from the shareholder and related officer in the third quarter of 2002 that were used to acquire fixed assets for the new Hair Max salon that will be opened in the forth quarter of 2002. The fixed asset expenditures consisted of signage, leasehold improvements and salon equipment purchases that were acquired in the third quarter of 2002 with the proceeds from the loan. The loan has a two-year pay back term at 15% interest per annum. However, the company repaid the loan in October 2002. Accordingly, the loan is presented as a short-term liability.

Net cash used in operating activities was $3,381 for the nine months ended September 30, 2002 as compared with net cash used in operating activities of $23,226 for the same period ended September 30, 2001. The decrease in cash used was primarily attributable to an increase in net loss for the 2002 period.

Net cash used in investing activities was $18,683 for the nine months ended September 30, 2002 as compared with net cash used in investing activities of $4,395 for the period ended September 30, 2001. The use of cash for the period ended September 30, 2002 and 2001 was for salon equipment expenditures in both periods.

Net cash provided by financing activities totaled $11,284 for the nine months ended September 30, 2002 as compared with net cash used in financing activities of $7,807 for the nine months ended September 30, 2001. The increase in net cash provided by financing activities was primarily due to the proceeds of the aforementioned shareholder loan during the third quarter of 2002.

Note that 30,000,000 common shares were placed in escrow subsequent to the quarter ended September 30, 2002 for the merger with Zzyzx Zzazx Zzozx, Inc. See Form 8-K previously issued in October 2002 for details of this transaction. These shares are technically issued but not outstanding.

ITEM  3.     CONTROLS AND PROCEDURES
--------

(a) On September 30, 2002, our Chief Executive Officer and Chief Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

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

                                        NATIONAL BEAUTY CORPORATION
                                       (Registrant)



Date:  November 14, 2002                /S/ Michael J. Bongiovanni
                                        --------------------------
                                        Michael J. Bongiovanni
                                        Chief  Financial  Officer


Date:  November 14, 2002

                                        /S/ Edward A. Roth
                                        ------------------
                                        Edward A. Roth
                                        Chief  Executive  Officer