Form 10KSB/A
period 2002-12-31
HAIRMAX INTERNATIONAL INC
filed 2003-09-18
CIK 821524

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                AMENDMENT NO. 1


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


CLEANING EXPRESS USA. Cleaning Express USA is a wholly owned Florida subsidiary corporation. The Company's home services operations primarily involve home cleaning services. Through its emphasis on budget pricing, the Company has developed a market in the home cleaning industry. The Company currently operates a central office and dispatches 25-3- workers in teams of two workers on a daily basis. The present geographic area in which the Company operates includes Broward and South Palm Beach County areas of South Florida. Marketing for the home cleaning services is accomplished through print ads, television and radio commercials. Additionally, the Company utilizes a referral program that rewards customers with future discounts for referring a client. The home cleaning industry is highly competitive with respect to price, service, quality and location. There are numerous, well-established, larger competitors in the home cleaning industry possessing substantially greater financial, marketing, personnel and other resources than the Company. There can be no assurance that the Company will be able to respond to various competitive factors affecting the business. The Company plans to gain a competitive advantage over its competitors in the home cleaning industry by offering quality service at a low price. The Company has been successful in achieving this goal since 1996 and plans to further expand in South Florida by continuing its current marketing strategy. The primary market for Cleaning Express USA Inc., is individual households. No single customer makes up more than ten percent of the total revenues of Cleaning Express USA, Inc. The Company does not expect that this will change in the future. The Company has three full time employees and contracts with 30-40 workers that are each independently contracted with the Company to service and provide home cleaning services to existing and new customers. At this time there are no plans for expansion.

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

SITE SELECTION LOCATIONS: There are more than 40,000 strip shopping centers in the United States that provide the Company with vast growth opportunity for new strip center salons. In evaluating specific locations for its company-owned stores, the Company seeks conveniently located, highly visible strip shopping centers, which allow customers adequate parking and quick and easy store access. The Company believes neighborhood shopping centers anchored by the number one or two grocery chains in the specific market, or a major mass merchant, provide access to a stable customer flow The Company has retained the services of Neal Realty and Development of Fort Lauderdale, Florida to search for shopping center locations, within South Florida and the company has retained Luccesi and Associates of Las Vegas, Nevada, to represent them for Hairmax site selection, and lease negotiation, in the metro Las Vegas area. On a National level Hairmax is represented by Armada Realty and Investments of Farminham, Michigan for representation with National Retailers for store in store development, and is presently in discussion with a large regional retailer, for development of Hairmax.

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

INDUSTRY OVERVIEW : Management estimates that annual revenues of the hair care industry are $45 billion in the United States. The industry is highly fragmented with the vast majority of hair care salons independently owned. However, the influence of chains, both franchise and company-owned, has increased substantially, although still accounting for a small percentage of total locations. Management believes that chains will continue to increase their presence. Management also believes that the demand for salon services and products will increase in the next decade as the population ages and desires additional hair care services, such as coloring

In August 2002, the company discontinued all Internet operations, to focus on the family hair salon concept. The corporate name was changed to HAIRMAX, and a trademark application has been filed with the US Patent and Trademark office, registration #76461424. In addition the Florida corporation name was changed to Hairmax of Florida Inc., which now operates all salon operations in Florida. In September 2002, the company formed a Nevada subsidiary corporation to operate the new Hairmax operations in Nevada. This company was formed as Hairmax of Nevada Inc., and has since entered into a lease for the flagship store, expected to open in the Spring 2003. In the opinion of management, the new Hairmax stores will represent significant potential of increased revenues, as further stores are developed and opened. Initial development is expected to begin 1st quarter 2003, with projected completion later in the year. Risks and uncertainties include, but are not limited to, consumer spending habits, availability of funds for project completion, and general acceptance of discounts family salons.

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

                                    PART II
                                    -------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

(a) The principal market in which the Company's common stock is traded is the Over-the-Counter Bulletin Board. The table below presents the high and low bid price for the Company's common stock each quarter during the past two years and reflects inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions. The Company obtained the following information from Lexis.com, an on-line source that provides historical pricing information.

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

Selected financial data
                                              Year Ended December 31
                                           ----------------------------
                                              2002              2001
                                           ----------        ----------
Net Sales                                  $  542,210        $  431,810

Net Loss                                     (887,790)         (257,044)
Net Loss per Common Share                        (.06)             (.57)
Weighted Average
Common Shares Outstanding                  14,177,091           448,016

                                                As of  December 31,
                                           ----------------------------
                                              2002              2001
                                           ----------        ----------
Total Assets                               $  145,025        $  136,743
Working Capital                                98,405            89,140
Shareholders' Equity                          144,093           120,536

No dividends have been declared or paid for any of the periods presented.

Results of Operations
---------------------
Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Sales

Sales for the year ended December 31, 2002 increased to $542,210 from $431,810 for the year ended December 31, 2001, an increase of 26%. The increase in revenues was primarily attributable to an increase in the revenues from Hairmax of Florida, Inc., the Boca Raton beauty salon subsidiary, somewhat offset by revenues earned by the Cleaning Express USA subsidiary.

Net sales from the home cleaning segment have accounted for approximately 59% of total net sales in 2002 and 65% of the net sales in 2001. The decrease is due to the increase in hair salon sales and a weaker economy for home cleaning services. The Company plans to accelerate growth of beauty salon sales in 2003 by increasing expenditures on marketing and growing public awareness of services.

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

Expenses

Selling, general and administrative expenses for the year ended December 31, 2002, increased to $1,179,790 from $336,240 for the year ended December 31, 2001, an increase of 250%. The increase in selling, general and administrative expenses was the result of significant increases in payroll expenses and consulting fees that were $383,590 and $327,758, respectively, compared to $235,044 in payroll expenses for 2001. Consulting fees increased due to common stock share issuances during the year that were paid to consultants to assist us in our growth plans.

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

Cost  of  Sales

The cost of sales for the year ended December 31, 2002 was $256,210 compared to $275,974 for the year ended December 31, 2001. The decrease in the cost of sales was primarily attributable to more of an increase in beauty salon sales than the increase in cleaning sales during 2002, of which beauty salon sales have much less cost of sales associated with this type of revenue. Cost of sales as a percentage of sales for December 31, 2002 and 2001 was 47% and 63%, respectively. This reflects the aforementioned change in sales mixture to more of an increase in beauty sales than an increase in cleaning sales. Cost of sales for the home cleaning services segment represents the majority of our total cost of sales. Approximately $9,104 and $93,244 of our cost of sales are attributable to our hair salon segment in 2002 and 2001, respectively. The cost of sales for our home cleaning services segment represents payments to our subcontractors who clean our customer's homes. The decrease in hair salon cost of sales is attributable to our change from Internet sales and overstocking of inventory in prior years.

The largest factor in the variation from year to year in the cost of sales as a percentage of net sales was the cost of labor.

Non-Operating  Expense  Items

The unrealized loss on securities in 2002 and 2001 is a result of a write down in the fair value of the securities during the respective periods. As to trading losses, marketable securities included the company's investment in equity securities recorded at fair market value. The marketable securities were classified as trading securities with holding gains and losses recognized in current period operations. Since the stock is restricted, there are no controls to limit the losses in those securities. Ed Roth, CEO, keeps the certificates in safe keeping under lock and key as an internal control over safeguarding of the corporate asset. Management's intent is to add value to shareholders by trying to sell the securities at the most desirable amount without affecting the stock price in an illiquid stock position. These stocks do not trade much and are highly illiquid. As of December 31, 2002, the securities valuation was completely written off to zero to reflect the value of the investments. Recorded interest expense is attributable to interest paid on the outstanding shareholder loan balances during the 2002 and 2001 periods.

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

Critical Accounting Policies (FR-60)

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



ITEM  7.     FINANCIAL STATEMENTS

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


Pompano Beach, Florida
March 14, 2003


                   NATIONAL BEAUTY CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            AS OF DECEMBER 31, 2002
==============================================================================
                                                                 Dec. 31, 2002
                                                                 -------------
                            ASSETS
                            ------

CURRENT ASSETS:
---------------
   Cash and cash equivalents                                     $      98,837
   Inventory                                                               500
                                                                 -------------
      TOTAL CURRENT ASSETS                                              99,337

FIXED ASSETS
------------
   Furniture and fixtures                                               38,274
   Leasehold improvements                                                9,500
   Equipment and machinery                                              35,668
      Accumulated depreciation                                         (46,636)
                                                                 -------------
      NET FIXED ASSETS                                                  36,806

OTHER ASSETS:
-------------
   Deposits                                                              8,882
                                                                 -------------
      TOTAL OTHER ASSETS                                                 8,882

         TOTAL ASSETS                                            $     145,025
                                                                 =============




  The accompanying notes are an integral part of these consolidated financial statements.


                   NATIONAL BEAUTY CORPORATION & SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (CONTINUED)
                            AS OF DECEMBER 31, 2002
==============================================================================
                                                                 Dec. 31, 2002
                                                                 -------------

             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------

CURRENT LIABILITIES
-------------------
   Accounts payable and accrued expenses                         $         932
                                                                 -------------
      TOTAL CURRENT LIABILITIES                                            932
                                                                 -------------

STOCKHOLDERS' EQUITY
--------------------
   Common stock ($.001 par value, 600,000,000 shares
    authorized; 35,301,062 shares issued and
    outstanding at December 31, 2002)                                   35,301
   Series A convertible preferred stock
    ($.001 par value; 40,000,000 shares authorized,
    750,000 shares issued and outstanding at
    March 31, 2003 and December 31, 2002)                                  750
   Series B 2% convertible preferred stock
    ($.001 par value; 1,000 shares authorized,
    -0- shares issued and outstanding at
    March 31, 2003 and December 31, 2002)                                    -
   Common stock note receivable subscription,
    less allowance for uncollectible loss of $550,000                        -
   Additional paid in capital                                        2,280,163
   Retained deficit                                                 (2,172,121)
                                                                 -------------
      TOTAL STOCKHOLDERS' EQUITY                                       144,093
                                                                 -------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $     145,025
                                                                 =============





  The accompanying notes are an integral part of these consolidated financial statements.


                   NATIONAL BEAUTY CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
==============================================================================

                                                   For the Year Ended Dec. 31,
                                                      2002             2001
                                                   ----------       ----------
REVENUES:
---------
   Sales - cleaning                                $  318,709       $  281,124
   Sales - beauty salons                              223,501          150,686
   Cost of sales - cleaning                          (247,106)        (182,731)
   Cost of sales - beauty salons                       (9,104)         (93,244)
                                                   ----------       ----------
         Gross Profit                                 286,000          155,835

EXPENSES:
---------
   Selling, general and administrative              1,171,790          336,240
                                                   ----------       ----------
      Total Expenses                                1,171,790          336,240
                                                   ----------       ----------

         Loss from Operations                      $ (885,790)      $ (180,405)

OTHER (EXPENSE):
----------------
   Unrealized loss on trading securities               (1,500)         (66,257)
   Interest expense                                      (500)          (1,227)
                                                   ----------       ----------
         Total Other Expenses                          (2,000)         (67,484)
                                                   ----------       ----------

         Net loss from discontinued operations              -           (9,156)

         NET LOSS                                  $ (887,790)      $ (257,045)
                                                   ==========       ==========

Basic and fully diluted net loss per common share:
         Continuing operations                     $    (0.06)      $    (0.55)
                                                   ==========       ==========
         Discontinued operations                   $        -       $    (0.02)
                                                   ==========       ==========

  Weighted average common shares outstanding       14,177,091          448,016
                                                   ==========       ==========





    The accompanying notes are an integral part of these consolidated financial statements.


                   NATIONAL BEAUTY CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
==============================================================================

                                                      2002             2001
                                                   ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
   Net loss                                        $ (887,790)      $ (257,044)
   Adjustments to reconcile net loss to
    net cash (used in) operating activities:
      Depreciation                                     10,275            3,017
      Common stock issued for services                383,590          235,044
      Warrants issued                                 327,758              -0-
      Unrealized loss on trading securities             1,743           66,257
     (Increase) decrease in operating assets:
      Accounts receivable                                 903              781
      Inventory                                         1,200            1,863
      Shareholder loan receivable                         -0-            7,892
      Prepaid expenses                                 90,000          (90,000)
      Deposits                                         (2,226)          (2,956)
      Increase (decrease) in operating liabilities
      Accounts payable and accreud expenses              (299)             -0-
                                                   ----------       ----------
         NET CASH (USED IN) OPERATING ACTIVITIES      (74,846)         (35,146)
                                                   ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
      Expenditures for fixed assets                   (23,341)          (4,395)
                                                   ----------       ----------
         NET CASH USED IN INVESTING ACTIVITIES        (23,341)          (4,395)
                                                   ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------
   Proceeds from shareholder loan payable              25,000              -0-
   Repayment of shareholder loan payable              (25,000)             -0-
      Outstanding checks in excess of bank balance    (11,664)          11,664
   Proceeds from equity placement                     200,000              -0-
   Principal repayments of note payable                   -0-          (15,000)
   Principal repayments under capitalized lease        (2,313)          (2,313)
                                                   ----------       ----------
         NET CASH PROVIDED BY (USED)
          IN FINANCING ACTIVITIES                     186,023           (5,649)
                                                   ----------       ----------

      NET INCREASE (DECREASE) IN
       CASH AND CASH EQUIVALENTS                       87,836          (45,190)

      CASH AND CASH EQUIVALENTS,
         BEGINNING OF THE YEAR                         11,001           56,191
                                                   ----------       ----------

         END OF THE PERIOD                         $   98,837       $   11,001
                                                   ==========       ==========

SUPPLEMENTARY CASH FLOW INFORMATION OF NON-CASH FINANCING:
----------------------------------------------------------
   Common stock issued to officers for services,
    charged to prepaid expense                     $        -       $   28,500
                                                   ==========       ==========
   Common stock issued to others for services,
    charged to prepaid expense                     $        -       $   61,500
                                                   ==========       ==========
   Common stock issued to officers for
    other services                                 $  231,890       $   25,044
                                                   ==========       ==========
   Common stock issued to others for
    other services                                 $  151,700       $  120,000
                                                   ==========       ==========
   Assumption of note payable in connection
    with assets acquisition                        $        -       $   15,000
                                                   ==========       ==========
   200,000 preferred shares converted in to
    2,000,000 common shares by officers            $        -       $        -
                                                   ==========       ==========
   Warrants issued                                 $  327,758       $        -
                                                   ==========       ==========


  The accompanying notes are an integral part of these consolidated financial statements.


                   NATIONAL BEAUTY CORPORATION & SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
==============================================================================

                                    Convertible Series      Additional
                   Common Stock    "A" Preferred Stock  Paid-in   Retained
                   ------------     ------------------
                  Shares   Amount   Shares     Amount   Capital     Deficit
                  ------   ------   ------     ------   -------     -------

Balances,
January 1, 2001   58,425   $   58   1,000,000  $1,000   $1,168,314  $(1,027,286)

Common stock
issued for
services         907,937      908         -0-     -0-      234,136          -0-

Conversion of preferred shares into common shares by officers
                 500,000      500     (50,000)    (50)         -0-          -0-

Net loss for
the year             -0-      -0-         -0-     -0-          -0-     (257,045)
                  ------   ------   ---------  ------   ----------  -----------
Balances,
December 31,
2001           1,466,362   $1,466     950,000  $  950   $1,402,450  $(1,284,331)

Common stock
issued for
services       1,834,700    1,835         -0-     -0-      349,955          -0-

Equity
Placement
to investors         -0-      -0-         -0-     -0-      200,000          -0-

Common shares in escrow for equity placement
              30,000,000   30,000         -0-     -0-          -0-          -0-

Warrants issued      -0-      -0-         -0-     -0-      327,758          -0-

Conversion of preferred shares into common shares by officers
               2,000,000    2,000    (200,000)   (200)         -0-          -0-

Net loss
for the year         -0-      -0-         -0-     -0-          -0-     (887,790)
                  ------   ------   ---------  ------   ----------  -----------
Balances,
December 31,
2002          35,301,062  $35,301     750,000  $  750   $2,280,163  $(2,172,121)
                  ======   ======   =========  ======   ==========  ===========



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

Accounts Receivable - Accounts receivable are charged to bad debt expense as
-------------------
they are deemed uncollectible based upon a periodic review of the accounts. The Company performs ongoing credit reviews of its customer accounts.

Property and Equipment - Property and Equipment are recorded at cost.
----------------------
Maintenance and repair costs are expensed as incurred. Depreciation is provided using the straight-line method and other methods that approximate the straight-line method. It is calculated over recovery periods as prescribed by management that range from 5 years for equipment to 7 years for furniture. Leasehold improvements are amortized over the terms of the office and salon operating leases.

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

Marketable Securities - Marketable securities include the Company's investment
---------------------
in equity securities recorded at fair market value. The marketable securities were classified as trading securities with holding gains and losses recognized in current period operations.


                      NATIONAL BEAUTY CORP. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001
                 ==============================================

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)
-----------------------------------------------------------

Cash and Cash Equivalents - For purposes of the Statement of Cash Flows, the
-------------------------
Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents.

Revenue Recognition - Revenue for the residential cleaning operations is
-------------------
recognized when cleaning services are performed.

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

Use of Estimates - The preparation of financial statements in conformity with
----------------
accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


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

Earnings Per Share - The Company reports earnings per share in accordance with
------------------
Statement of Financial Accounting Standard (SFAS) No.128. This statement requires dual presentation of basic and diluted earnings (loss) with a reconciliation of the numerator and denominator of the loss per share computations. Basic earnings per share amounts are based on the weighted average shares of common outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Accordingly, this presentation has been adopted for the period presented. There were no adjustments required to net loss for the period presented in the computation of diluted earnings per share. There were 34,000 common stock equivalents excluded from the computation of diluted loss per share.

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

NOTE C - DISCONTINUED OPERATIONS
--------------------------------

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

NOTE D - CONVERTIBLE PREFERRED STOCK
------------------------------------

Series "A" Preferred Stock
--------------------------

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

Series "B" Preferred Stock
--------------------------

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

NOTE E - COMMON STOCK
---------------------

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

NOTE E - COMMON STOCK (CONT.)
-----------------------------

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

The Company's total deferred tax asset as of December 31, 2002 is as follows:

     Net operating loss carry forwards          $   352,000
     Valuation allowance                           (352,000)
                                                -----------

     Net deferred tax asset                     $        --
                                                ===========

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the years ended December 31, 2002 and 2001 is as follows:

                                                             2002          2001
                                                             ----          ----
     Income tax computed at the federal statutory rate        34%           34%
     State income taxes, net of federal tax benefit            5%            5%
                                                             ----          ----
     Valuation allowance                                     (39%)         (39%)
                                                             ----          ----
     Total deferred tax asset                                  0%            0%
                                                             ====          ====

NOTE G - COMMITMENTS
--------------------

The Company leases its executive offices in Fort Lauderdale, Florida and a beauty salons in Boca Raton, Florida, Coral Springs, Florida and Las Vegas, Nevada under non-cancelable operating leases that expire from varying dates through December 31, 2007. Future minimum rental payments as of December 31, 2002 in the aggregate and for each of the five succeeding years are as follows:

Year                                Amount
----                               --------
2003                               $107,728
2004                                108,529
2005                                 91,573
2006                                 58,216
2007                                 47,444
                                   --------
                                   $413,490
                                   ========


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

NOTE H - SEGMENT INFORMATION
----------------------------

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

                                    2001                 2002
                                  ---------            ---------
Residential Cleaning:
---------------------
Residential cleaning sales        $281,124             $318,709
Cost of sales                     (182,731)            (247,106)
Corporate and other expenses      (220,436)            (644,760)
                                  ---------            ---------
     Segment loss                 (122,043)            (573,157)


                      NATIONAL BEAUTY CORP. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001
                 ==============================================

NOTE H - SEGMENT INFORMATION (CONT.)
------------------------------------

                                          2001                        2002
                                       ----------                  ----------

Total assets                                9,550                       6,752

Capital expenditures                          -0-                         -0-

Depreciation                                  -0-                         -0-

Interest expense                              240                         -0-

Retail beauty salons:
---------------------
Retail beauty salon sales              $  150,686                  $  223,501
Cost of sales                             (93,244)                     (9,104)
Corporate and other expenses             (117,031)                   (339,964)
                                       ----------                  ----------
     Segment loss                         (59,589)                   (125,567)

Total assets                               13,500                      43,322

Capital expenditures                        1,538                      23,341

Depreciation                                1,056                       8,141

Interest expense                              429                         -0-

Corporate:
----------
Corporate  revenues                    $      N/A                  $      N/A
Cost of sales                                 -0-                         -0-
Unallocated and other expenses            (66,257)                   (187,566)
                                       ----------                  ----------
     Segment loss                         (66,257)                   (187,566)

Total assets                              113,693                      94,951

Capital expenditures                        2,857                         -0-

Depreciation                                1,961                       2,134

Interest expense                              558                         -0-


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

NOTE J - NOTE RECEIVABLE
------------------------

The Company has a $550,000 note receivable from the shareholder of the corporation it acquired in 2002 as evidenced by a signed promissory note. The Note, which was due in full on February 20, 2003, was in default pending a Modification Agreement. On March 26, 2003, based on the terms of the Modification Agreement, the shareholder agreed to pay the Company in weekly installments of $33,000 until the note has been satisfied. The note receivable has been fully reserved for at December 31, 2002 in the accompanying balance sheet. The note bears interest at 2% per annum and interest income was charged to operations due to uncollectibility thereof.

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

NOTE M - RECENT ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

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

(a)     Identification of Directors

The following information, as of March 31, 2003 is furnished with respect to each Director and Executive Officer:

                                  Date of
Name of Director          Age     Service        Position with Company
----------------          ---     -------        ---------------------

Edward A. Roth             45      1997          Chairman, President & CEO
Alisha Roth                37      1997          Secretary, Treasurer, Director
Barbara Patigalia          52      1997          Director
Michael J. Bongiovanni     40      2000          Chief Financial Officer

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

Summary Compensation Table



Name         Fiscal   Annual  Bonuses  Other    Restricted  LTIP     Restricted
And          Year     Salary           Compen   Stock       Options  Stock
Position                               -sation  Awards               Bonuses
--------     ------   ------  -------  -------  ----------  -------  ----------
                        (1)     (2)      (3)       (4)
--------     ------   ------  -------  -------  ----------  -------  ----------

Edward A.    2002     $197,000    -0-      -0-         -0-      -0-         -0-
Roth,CEO     2001     $ 65,000    -0-      -0-         -0-      -0-         -0-
And          2000     $233,121    -0-      -0-         -0-      -0-         -0-
President
--------     ------   ------  -------  -------  ----------  -------  ----------
Michael J.   2002     $ 22,890    -0-      -0-         -0-      -0-         -0-
Bongiovanni, 2001     $ 15,000    -0-      -0-      25,000      -0-         -0-
CFO          2000     $ 46,800    -0-      -0-         -0-      -0-         -0-
--------     ------   ------  -------  -------  ----------  -------  ----------
Alisha Roth, 2002     $ 48,000    -0-      -0-         -0-      -0-         -0-
Secretary,   2001     $    -0-    -0-      -0-         -0-      -0-         -0-
Treasurer    2000     $ 60,000    -0-      -0-         -0-      -0-         -0-
--------     ------   ------  -------  -------  ----------  -------  ----------


(1)  The dollar value of base salary (cash and non-cash) received.

(2)  The dollar value of bonus (cash and non-cash) received.

(3) During the periods covered by the Summary Compensation Table, the Company did not pay any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property.

(4) Issuances of restricted stock for services rendered. These shares were valued at the then average bid-ask price.

Compensation of Directors

The Company pays its non-employee directors' 1,000 shares of the Company's restricted common stock per year for Directors' Meetings attended. It is anticipated that no more than twelve meetings will occur each year. Employee directors are not compensated for services rendered as directors of the company.

Employment Contracts and Termination of Employment and Change-In Control Arrangements

National Beauty is committed to two employment agreements through April 1, 2007. Pursuant to the agreements, Edward and Alisha Roth, two of the company's officers and majority shareholders shall receive total combined annual salaries of $325,000 and a combined 300,000 preferred shares per annum.

ITEM  11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)  Security Ownership of Certain Beneficial Owners

All persons known by the Registrant to own beneficially more than 5% of any class of the Company's outstanding stock on March 31, 2003, are listed below:


Title                Name and Address      # Shares     Nature of    Current %
of Class                                                Ownership    Owned (w)
----------------     ------------------    ---------    ---------    ---------
Common Stock,        Edward A. Roth        3,506,440       (x)          10%
$.001 Par            4810 W. Commercial
Value                Blvd. Lauderhill,
                     FL 33319
----------------     ------------------    ---------    ---------    ---------
Preferred Stock,     Edward A. Roth
$.001 Par Value      4810 W. Commercial
(z)                  Blvd. Lauderhill,       750,000       (y)         100%
                     FL 33319
----------------     ------------------    ---------    ---------    ---------

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



Title                Name and Address      # Shares     Nature of    Current %
of Class                                                Ownership    Owned (w)
----------------     ------------------    ---------    ---------    ---------
Common Stock,        Edward A. Roth        3,506,440       (x)          10%
$.001 Par            4810 W. Commercial
Value                Blvd. Lauderhill,
                     FL 33319
----------------     ------------------    ---------    ---------    ---------
Common Stock,        Michael J.
$.001 Par            Bongiovanni
Value                21311 W. Catawba            -0-       Direct        **
                     Ave. Charlotte,
                     NC 28031
----------------     ------------------    ---------    ---------    ---------
Common Stock,        Barbara Patagalia        67,000       Direct        **
$.001 Par            4810 W. Commercial
Value                Blvd. Lauderhill,
                     FL 33319
----------------     ------------------    ---------    ---------    ---------
Common Stock,        All Officers and      3,573,440       Direct       10%
$.001 Par            Directors as a
Value                Group
----------------     ------------------    ---------    ---------    ---------
Preferred Stock,     Edward A. Roth
$.001 Par Value      4810 W. Commercial
(z)                  Blvd. Lauderhill,       750,000       (y)         100%
                     FL 33319
----------------     ------------------    ---------    ---------    ---------



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

(a) On February 11, 2002, National Beauty issued 1,000,000 shares, respectively, to Edward Roth and Alisha Roth, officers and directors of the company. These shares were issued as a result of the Roth's conversion of the aggregate of 200,000 shares of Series A Preferred Stock into common stock on a 10 to 1 basis

ITEM  13.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  Financial Statements
     1. The following financial statements of National Beauty Corp. & Subsidiaries are included in Part II, Item 7:

Independent Auditors' Report                              14
Balance Sheet-December 31, 2002                        15-16
Statements of Operations - years ended
     December 31, 2002 and 2001                        17-18
Statements of Cash Flows - years ended
     December 31, 2002 and 2001                        19-20
Statements of Stockholders' Equity - years ended
     December 31, 2002 and 2001                           21
Notes to Financial Statements                          22-28

     2.   Exhibits
          99. Certifications of Management

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