Form 10KSB/A
period 2001-12-31
HAIRMAX INTERNATIONAL INC
filed 2003-10-01
CIK 821524

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A. [x]

State issuer's revenues for its most recent fiscal year: $437,225.

As of September 30, 2003 there were 1,279,964 common shares outstanding and the aggregate market value of the common shares (based upon the average of the bid price of $.90 and the asked price of $1.01 reported by brokers) held by non-affiliates was approximately $1,151,977.

Transitional Small Business Disclosure Format (check one):   Yes[ ]   No[X]

Number of shares of common stock outstanding as of September 30, 2003: 1,279,964 Number of shares of preferred stock outstanding as of September 30, 2003:
2,150,000


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

Beautyworks USA is expecting to add 30 new employees for the first 12 months of retail service operations. In addition to five managers. Since the Company's inception, it has incurred losses from operations. The Company anticipates losses to increase relating to the following factors:

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

The Company is not a party to any legal proceedings, nor, to the best of its knowledge is such proceedings threatened or contemplated.

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


                          Bid
                          ---
Quarter Ended       Low         High
-------------      -----       -----

03/31/00           $ .94       $1.56
06/30/00             .38        1.25
09/30/00             .21         .43
12/31/00             .07         .36
03/31/01             .08         .44
06/30/01             .05         .16
09/30/01             .04        8.00
12/31/01             .36        1.36

(b) Holders. The approximate number of holders of record of the Registrant's Common Stock as of September 30, 2003 was 65.

(c) The Registrant has not paid dividends from inception to date and does not currently intend to do so.


ITEM  6.     MANAGEMENT'S DISCUSSION AND ANALYSIS

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

Selected financial data
                                   Year Ended December 31
                                 --------------------------
                                    2000            2001
                                 ----------      ----------
Net Sales                        $  376,450      $  437,225

Net Loss                           (794,306)       (257,044)
Net Loss per
Common Share                         (12.34)           (.57)
Weighted Average
Common Shares Outstanding            64,379         448,016

As of  December 31,
-------------------
                                    2000            2001
                                 ----------      ----------
Total Assets                     $  137,330      $  136,743
Working Capital                     133,228          89,140
Shareholders' Equity                142,536         120,536

No dividends have been declared or paid for any of the periods presented.

Results of Operations
---------------------
Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

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

Because the Company has suffered recurring losses and has yet to generate an internal cash flow, the report of National Beauty's independent certified public accountants notes an uncertainty about its ability to continue as a going concern. The Company will substantially rely on the revenues from the home cleaning business and from the revenues of the beauty salon in Boca Raton, Florida. The Company projects that current and projected revenues and capital reserves will sustain it for 12 months. If the projected revenues of these sources fall short of needed capital because of a decrease in demand for the company's services as well as other factors, the Company will not be able to sustain its capital needs for more than twelve months. The Company will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. A lack of significant revenues beginning in the first quarter of 2003 will significantly affect the cash position of the Company and move the Company toward a position where the raising of additional funds through equity or debt financing will be necessary.

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

We have audited the accompanying consolidated balance sheet of National Beauty Corp. (FKA Beautymerchant, Inc., a Nevada corporation) and it's wholly owned subsidiaries as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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



Perrella & Associates, P.A.
Pompano Beach, FL
March 15, 2002




                      NATIONAL BEAUTY CORP. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2001
==============================================================================



               ASSETS
               ------

CURRENT ASSETS
--------------
   Cash                                                             $   11,001
   Accounts receivable                                                     903
   Marketable securities                                                 1,743
   Inventory                                                             1,700
   Prepaid expenses                                                     90,000
                                                                    ----------
      TOTAL CURRENT ASSETS                                             105,347

PROPERTY AND EQUIPMENT
----------------------
   Furniture                                                            21,616
   Leasehold improvements                                                3,500
   Equipment                                                            34,985
   Accumulated depreciation                                            (35,361)
                                                                    ----------
      NET PROPERTY AND EQUIPMENT                                        24,740


OTHER ASSETS
------------
   Deposits                                                              6,656
                                                                    ----------
      TOTAL OTHER ASSETS                                                 6,656
                                                                    ----------

         TOTAL ASSETS                                               $  136,743
                                                                    ==========






  The accompanying notes are an integral part of these consolidated financial statements.



                      NATIONAL BEAUTY CORP. & SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (CONTINUED)
                                December 31, 2001
==============================================================================


               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

CURRENT LIABILITIES
-------------------
   Accounts payable and accrued expenses                            $    2,230
   Outstanding checks in excess of bank balance                         11,664
   Current portion of capitalized lease obligation                       2,313
                                                                    ----------
      TOTAL CURRENT LIABILITIES                                         16,207
                                                                    ----------

COMMITMENTS - NOTE C
--------------------

STOCKHOLDERS' EQUITY
--------------------
   Convertible preferred stock ($.001 par value;
    50,000,000 shares authorized, 950,000
    shares issued and outstanding)                                         950
   Common stock ($.001 par value; 100,000,000
    shares authorized, 1,466,362 shares issued
    and outstanding)                                                     1,466
   Additional paid-in-capital                                        1,402,450
   Retained deficit                                                 (1,284,330)
                                                                    ----------

      TOTAL STOCKHOLDERS' EQUITY                                       120,536
                                                                    ----------
                                                                    $  136,743
                                                                    ==========






  The accompanying notes are an integral part of these consolidated financial statements.




                      NATIONAL BEAUTY CORP. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2001 and 2000
==============================================================================


                                                    2001               2000
                                                 ----------         ----------
REVENUES:
---------

   Sales                                         $  431,810         $  340,413
   Cost of Sales                                   (275,974)          (221,268)
                                                 ----------         ----------
      Gross profit                                  155,836            119,145

EXPENSES:
---------

   Selling, general and administrative              336,240            816,126
                                                 ----------         ----------

      Total expenses                                336,240            816,126
                                                 ----------         ----------

         Loss  from  operations                    (180,404)          (696,981)
                                                 ----------         ----------

OTHER EXPENSES:
---------------

   Unrealized Loss on Trading Securities            (66,257)               -0-
   Interest Expense                                  (1,227)            (1,040)
                                                 ----------         ----------
         Total Other Expenses                       (67,484)            (1,040)
                                                 ----------         ----------

         Loss from continuing operations           (247,888)          (698,021)

         Net loss from discontinued operations       (9,156)           (96,285)
                                                 ----------         ----------

         NET LOSS                                $ (257,044)        $ (794,306)
                                                 ==========         ==========


Basic and fully diluted net loss per common share:
         Continuing operations                   $     (.55)        $   (10.84)
         Discontinued operations                       (.02)             (1.50)
                                                 ----------         ----------
   Basic and fully diluted net loss per
    common share                                 $     (.57)        $   (12.34)
                                                 ==========         ==========

Weighted average common shares                      448,016             64,379
                                                 ==========         ==========





  The accompanying notes are an integral part of these consolidated financial statements.



                      NATIONAL BEAUTY CORP. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2001 and 2000
==============================================================================


                                                       2001            2000
                                                    ----------      ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
   Net loss                                         $ (257,044)     $ (794,306)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
      Depreciation                                       3,017           3,800
      Common stock issued in exchange for services     235,044         103,908
      Unrealized loss on trading securities             66,257             -0-
     (Increase) decrease in operating assets:
      Accounts receivable                                  781           3,700
      Shareholder loan receivable                        7,892             -0-
      Inventory                                          1,863             979
      Prepaid expenses                                 (90,000)        393,121
      Deposits                                          (2,956)            -0-
     (Decrease) in operating liabilities:
      Outstanding checks in excess of bank balance      11,664             -0-
      Accounts payable & accrued expenses                  -0-          (4,700)
                                                    ----------      ----------

         NET CASH USED IN
         OPERATING ACTIVITIES                          (23,482)       (293,498)
                                                    ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
   Purchases of property and equipment                  (4,395)         (1,565)
                                                    ----------      ----------

         NET CASH USED IN
         INVESTING ACTIVITIES                           (4,395)         (1,565)
                                                    ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
   Proceeds from common stock issuances/subscriptions      -0-         242,326
   Repayment of note payable                           (15,000)            -0-
   Principal repayments under capital lease             (2,313)         (2,500)
                                                    ----------      ----------

         NET CASH PROVIDED BY (USED
         IN) FINANCING ACTIVITIES                   $  (17,313)     $  239,826
                                                    ----------      ----------






  The accompanying notes are an integral part of these consolidated financial statements.


                      NATIONAL BEAUTY CORP. & SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF CASH FLOWS (CONT.)
                 For the Years Ended December 31, 2001 and 2000
==============================================================================


                                                       2001            2000
                                                    ----------      ----------

         NET (DECREASE) IN CASH
         AND CASH EQUIVALENTS                       $  (45,190)     $  (55,237)

Cash and cash equivalents, beginning of year            56,191         111,428
                                                    ----------      ----------

         CASH AND CASH EQUIVALENTS,
            END OF YEAR                             $   11,001      $   56,191
                                                    ==========      ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
-----------------------------------

Supplemental disclosures of cash flow information for the year ended December
31, 2001 and 2000 is summarized as follows:

Cash paid during the year for:
                                                       2001            2000
                                                    ----------      ----------

      Income Taxes                                  $      -0-      $      -0-
                                                    ==========      ==========
      Interest                                      $    1,227      $    1,040
                                                    ==========      ==========

NON-CASH FINANCING ACTIVITES:
-----------------------------
Assumption of note payable with acquisition         $   15,000      $      -0-
                                                    ==========      ==========

Common stock issued to officers for services,
 charged to prepaid expenses                        $   28,500      $      -0-
                                                    ==========      ==========

Common stock issued to others for
 services, charged to prepaid expenses              $   61,500      $      -0-
                                                    ==========      ==========

Common stock issued to officers for other services  $   25,044      $  103,908
                                                    ==========      ==========

Common stock issued to others for other services    $  120,000      $  103,908
                                                    ==========      ==========

Common stock issued in exchange for
 marketable securities                              $      -0-      $   68,000
                                                    ==========      ==========

     Retirement of common stock                     $      -0-      $  359,667
                                                    ==========      ==========




  The accompanying notes are an integral part of these consolidated financial statements.



                      NATIONAL BEAUTY CORP. & SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 For the Years Ended December 31, 2001 and 2000
==============================================================================

                          Convertible   Common     Subscript  Additional
          Common Stock  Preferred Stock Stock      -ions      Paid-in Retained
         Shares  Amount Shares   Amount Subscribed Receivable Capital Deficit
         ---------------------------------------------------------------------

Balances,
January 1,
2000*    58,843    $59  1,000,000 $1,000  $17  $(671,637) $1,425,709 $(232,980)

Common
Stock
issued for
services    741    -0-        -0-    -0-                     103,908       -0-

Proceeds
from common
stock
subscript-
ions      5,508     6         -0-    -0-  (6)    242,326         -0-       -0-

Common
Stock
Exchanged
For       1,545     2         -0-    -0-  (2)     68,000         -0-       -0-
marketable
securities

Retirement
of shares
during the
year     (8,212)   (9)        -0-    -0-  (9)    361,311    (361,303)      -0-

Net loss
for the
year        -0-    -0-        -0-    -0-  -0-        -0-         -0-  (794,306)
         ---------------------------------------------------------------------

Balances,
December 31,
2000     58,425    $58  1,000,000 $1,000  -0-        -0-  $1,168,314$(1,027,286)

Common
Stock   907,937    908        -0-    -0-  -0-        -0-     234,136       -0-
issued for
services

Conversion
of preferred
shares into
common shares
by      500,000    500    (50,000)   (50) -0-        -0-         -0-       -0-
officers

Net loss for
the year    -0-    -0-        -0-    -0-  -0-        -0-         -0-  (257,044)
         ---------------------------------------------------------------------

Balances,
December 31,
2001  1,466,362 $1,466    950,000   $950  -0-        -0-  $1,402,450$(1,284,330)
         =====================================================================

*Includes retroactive adjustments
due to stock split.






  The accompanying notes are an integral part of these consolidated financial statements.

                      NATIONAL BEAUTY CORP. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2001 and 2000
================================================================================

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




                       NATIONAL BEAUTY CORP. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2001 and 2000
================================================================================

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

Revenue Recognition - Revenue for the residential cleaning operations is
--------------------
recognized when cleaning services are performed.

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



                      NATIONAL BEAUTY CORP. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2001 and 2000
================================================================================

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

Comprehensive Income (Loss) - The Company adopted Financial Accounting Standards
---------------------------
Board Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. There was no material items of comprehensive income (loss) applicable to the Company during the period covered in the financial statements.

NOTE B - ACQUISITION
--------------------

During 2001, the Company acquired the fixed assets of a beauty salon in South Florida. The Company financed the acquisition with a short-term note with the unrelated seller in the amount of $15,000 at 8% interest per annum. This note was paid in full with interest thereto during 2001. The Company also assumed the lease from the seller. See footnote G above for the minimum lease commitments. Since the acquisition does not meet the conditions of a significant acquisition, pro forma information has not been provided.



                      NATIONAL BEAUTY CORP. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2001 and 2000
================================================================================

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

During 2001, the Company's officers converted 50,000 preferred shares in to 500,000 common shares.

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

                      NATIONAL BEAUTY CORP. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2001 and 2000
================================================================================

NOTE E - INCOME TAXES
---------------------

The Company has approximately $726,000 of federal and state net operating losses available that expire in various years through the year 2015.

Due to operating losses, there is no provision for current federal or state income taxes for the years ended December 31, 2001 and 2000.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company's deferred tax asset at December 31, 2001 consists of net operating loss carryforwards calculated using federal and state effective tax rates equating to approximately $276,000 less a valuation allowance in the amount of approximately $276,000, respectively. Because of the Company's lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $8,000 and $141,000 for the years ended December 31, 2001 and 2000, respectively.

The Company's total deferred tax asset as of December 31, 2001 is as follows:

     Net operating loss carryforwards          $   276,000
     Valuation allowance                          (276,000)
                                               -----------

     Net deferred tax asset                    $        --
                                               ===========

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the years ended December 31, 2001 and 2000 is as follows:
                                                             2001          2000
                                                             ----          ----
     Income tax computed at the federal statutory rate        34%           34%
     State income taxes, net of federal tax benefit            4%            4%
                                                             ----          ----
     Valuation allowance                                     (38%)         (38%)
                                                             ----          ----
     Total deferred tax asset                                  0%            0%
                                                             ====          ====






                      NATIONAL BEAUTY CORP. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2001 and 2000
================================================================================

NOTE F - OBLIGATION UNDER CAPITAL LEASE
---------------------------------------

The Company is leasing equipment under a noncancelable capital lease that expires in December, 2002. The obligation under the capital lease has been recorded in the accompanying Balance Sheet at the net present value of the future minimum lease payments, discounted at an interest rate of 20%. The book value of the equipment was approximately $1,500 at December 31, 2001.

Minimum future obligations under this capital lease at December 31, 2001 are as follows:

Year                                          Amount
----                                         --------
2002                                         $  3,540
                                             --------
          Total minimum obligation              3,540

     Less amount representing interest          1,227
                                             --------

          Present value of net
          minimum obligation                    2,313

          Less current portion                  2,313
                                             --------
                                             $    -0-
                                             ========


NOTE G - COMMITMENTS
--------------------

The Company leases its offices in Fort Lauderdale, Florida and a beauty salon in Boca Raton, Florida under non-cancelable operating leases that expire from varying dates through September 30, 2005. Future minimum rental payments as of December 31, 2001 in the aggregate and for each of the four succeeding years are as follows:

Year                                          Amount
----                                         --------

2002                                         $ 61,050
2003                                           37,200
2004                                           37,200
2005                                           27,900
                                             --------
                                             $163,350
                                             ========



Rent expense for 2001 and 2000 was $47,467 and $32,526, respectively.

                      NATIONAL BEAUTY CORP. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2001 and 2000
================================================================================

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

                                     2001                2000
                                  ----------          ----------
Residential Cleaning:
---------------------
Residential cleaning sales        $  281,124          $  340,413
Cost of sales                       (182,731)           (221,268)
Corporate and other expenses        (220,436)           (819,626)
                                  ----------          ----------
   Segment loss                     (122,043)           (700,481)

Total assets                           9,550               9,550

Capital expenditures                     -0-                 -0-

Depreciation                             -0-                 200

Interest expense                         240                 208



                      NATIONAL BEAUTY CORP. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2001 and 2000
================================================================================

NOTE H - SEGMENT INFORMATION (CONT')
------------------------------------

                                     2001                2000
                                  ----------          ----------
Retail beauty salon:
--------------------
Retail beauty salon sales         $  150,686                 N/A
Cost of sales                        (93,243)                -0-
Corporate and other expenses        (117,031)                -0-
                                  ----------          ----------
   Segment loss                      (59,588)                -0-

Total assets                          13,500                 -0-

Capital expenditures                   1,538                 -0-

Depreciation                           1,056                 -0-

Interest expense                         429                 -0-

Corporate:
----------
Corporate  revenues               $      N/A          $      N/A
Cost of sales                            -0-                 -0-
Unallocated and other expenses       (66,257)                -0-
                                  ----------          ----------
   Segment loss                      (66,257)                -0-

Total assets                         113,693             139,843

Capital expenditures                   2,857               1,565

Depreciation                           1,961               3,600

Interest expense                         558                 832


NOTE I - SUBSEQUENT EVENTS
--------------------------

Subsequent to December 31, 2001, one of the Company's officers converted 200,000 shares of the Company's preferred stock in to 2,000,000 shares of common stock.





                      NATIONAL BEAUTY CORP. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2001 and 2000
================================================================================


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

(a)  Identification of Directors

The following information, as of September 30, 2003 is furnished with respect to each Director and Executive Officer:


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

Summary Compensation Table



Name         Fiscal   Annual  Bonuses  Other    Restricted  LTIP     Restricted
And          Year     Salary           Compen   Stock       Options  Stock
Position                               -sation  Awards               Bonuses
--------     ------   ------  -------  -------  ----------  -------  ----------
                        (1)     (2)    (3) (6)     (4)                   (5)
--------     ------   ------  -------  -------  ----------  -------  ----------


Edward A.     2001    $ 65,000    -0-      -0-         -0-      -0-         -0-
Roth,         2000    $233,121    -0-      -0-         -0-      -0-         -0-
CEO and       1999    $ 43,215    -0-      -0-         -0-      -0-         -0-
President
--------     ------   ------  -------  -------  ----------  -------  ----------
Michael J.    2001    $ 15,000    -0-      -0-         -0-      -0-         -0-
Bongiovanni,  2000    $ 46,800    -0-      -0-         -0-      -0-         -0-
CFO           1999    $    -0-    -0-      -0-         -0-      -0-         -0-
--------     ------   ------  -------  -------  ----------  -------  ----------
Alisha Roth,  2001    $    -0-    -0-      -0-         -0-      -0-         -0-
Secretary,    2000    $ 60,000    -0-      -0-         -0-      -0-         -0-
Treasurer     1999    $    -0-    -0-      -0-         -0-      -0-         -0-
--------     ------   ------  -------  -------  ----------  -------  ----------



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

Employment Contracts and Termination of Employment and Change-In Control Arrangements

None

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)  Security Ownership of Certain Beneficial Owners

All persons known by the Registrant to own beneficially more than 5% of any class of the Company's outstanding stock on September 30, 2003, are listed below:


Title                Name and Address      # Shares     Nature of    Current %
of Class                                                Ownership    Owned (w)
----------------     ------------------    ---------    ---------    ---------
Common Stock,        Edward A. Roth          200,000       (x)          16%
$.001 Par            4818 W. Commercial
Value                Blvd. Lauderhill,
                     FL 33319
----------------     ------------------    ---------    ---------    ---------
Preferred Stock,     Edward A. Roth
$.001 Par Value      4818 W. Commercial
(z)                  Blvd. Lauderhill,     2,150,000       (y)         100%
                     FL 33319
----------------     ------------------    ---------    ---------    ---------

(w) On September 30, 2003, there were 1,279,964 shares of common stock issued and outstanding.
(x)  Mr. & Mrs. Roth own the common shares as joint tenants.
(y)  Mr. & Mrs. Roth own the preferred shares as joint tenants.
(z) Each share of preferred stock is convertible into ten shares of common stock.


(b)  Security Ownership of Management

The following table sets forth the number of shares owned beneficially on September 30, 2003, by each Director and by all Officers and Directors as a group. Information as to the beneficial ownership is based upon statements furnished to the Company by such persons.



Title                Name and Address      # Shares     Nature of    Current %
of Class                                                Ownership    Owned (w)
----------------     ------------------    ---------    ---------    ---------
Common Stock,        Edward A. Roth          200,000       (x)          16%
$.001 Par            4818 W. Commercial
Value                Blvd. Lauderhill,
                     FL 33319
----------------     ------------------    ---------    ---------    ---------
Common Stock,        Michael J.
$.001 Par            Bongiovanni
Value                21311 W. Catawba          4,000       Direct        **
                     Ave. Charlotte,
                     NC 28031
----------------     ------------------    ---------    ---------    ---------
Common Stock,        Barbara Patagalia         2,065       Direct        **
$.001 Par            4818 W. Commercial
Value                Blvd. Lauderhill,
                     FL 33319
----------------     ------------------    ---------    ---------    ---------
Common Stock,        All Officers and      1,073,899       Direct       84%
$.001 Par            Directors as a
Value                Group
----------------     ------------------    ---------    ---------    ---------
Preferred Stock,     Edward A. Roth
$.001 Par Value      4818 W. Commercial
(z)                  Blvd. Lauderhill,     2,150,000       (y)         100%
                     FL 33319
----------------     ------------------    ---------    ---------    ---------


**   Less than .01%

(w) On September 30, 2003, there were 1,279,964 shares of common stock issued and outstanding.
(x)  Mr. & Mrs. Roth own the common shares as joint tenants.
(y)  Mr. & Mrs. Roth own the preferred shares as joint tenants.
(z) Each share of preferred stock is convertible into ten shares of common stock.

(c)  Changes in Control

The Company knows of no arrangements that may at a subsequent date result in a change of control in the Company.


ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)
     None.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  Financial Statements
     1. The following financial statements of National Beauty Corp. & Subsidiaries are included in Part II, Item 7:

Independent Auditors' Report                          14
Balance Sheet-December 31, 2001                    15-16
Statements of Operations - years ended
     December 31, 2001 and 2000                    17-18
Statements of Cash Flows - years ended
     December 31, 2001 and 2000                    19-20
Statements of Stockholders Equity- years ended
     December 31, 2001 and 2000                       21
Notes to Financial Statements                      22-28

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

Date:  September 30, 2003

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