Form 10QSB
period 2003-09-30
HAIRMAX INTERNATIONAL INC
filed 2003-11-19
CIK 821524

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______


                          HAIRMAX INTERNATIONAL CORP.
                          ---------------------------
        (Exact name of small business issuer as specified in its charter)

          Nevada                                               13-3422912
       ------------                                            ----------
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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares of common stock outstanding as of November 19, 2003: 4,214,858

Number of shares of preferred stock outstanding as of November 19, 2003: 2,050,000


                              INDEX TO FORM 10-QSB
                              --------------------

                                                                     Page No.
                                                                     --------
PART I
------

Item 1.     Financial Statements

            Consolidated Balance Sheets
            - September 2003                                                3

            Consolidated Statements of Operations
            - Three and Nine Months Ended September 30, 2003 and 2002       4

            Consolidated Statements of Cash Flows
            - Three and Nine Months Ended September 30, 2003 and 2002       5

            Notes to Consolidated Financial Statements                    6-7

Item 2.     Management's Discussion and Analysis of Financial Condition
            And Results of Operations                                    8-12

Item 3.     Quantitative and Qualitative Disclosures
            About Market Risk                                              12

Item 4.     Controls and Procedures                                        12

PART II
-------

Item 1.     Legal Proceedings                                              13

Item 2.     Changes in Securities                                          13

Item 3.     Defaults Upon Senior Securities                                14

Item 4.     Submission of Matters to a Vote of Security Holders            14

Item 5.     Other Information                                              14




                   HAIRMAX INTERNATIONAL CORP. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      AS OF SEPTEMBER 30, 2003 (UNAUDITED)
=============================================================================


                                     ASSETS
                                     ------

CURRENT ASSETS:
---------------
   Cash and cash equivalents                                     $     39,778
   Inventory                                                              500
                                                                 ------------
      TOTAL CURRENT ASSETS                                             40,278

FIXED ASSETS
------------
   Furniture and fixtures                                              40,749
   Leasehold improvements                                               9,500
   Equipment and machinery                                             36,698
      Accumulated depreciation                                        (54,136)
                                                                 ------------
      NET FIXED ASSETS                                                 32,811

OTHER ASSETS:
-------------
   Deposits                                                             8,882
                                                                 ------------
      TOTAL OTHER ASSETS                                                8,882

         TOTAL ASSETS                                            $     81,971
                                                                 ============




           See accompanying notes to consolidated financial statements




                   HAIRMAX INTERNATIONAL CORP. & SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (CONTINUED)
                      AS OF SEPTEMBER 30, 2003 (UNAUDITED)
=============================================================================


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
-------------------
   Accounts payable and accrued expenses                         $      6,637
   Note payable to officer                                             30,000
                                                                 ------------
      TOTAL CURRENT LIABILITIES                                        36,637
                                                                 ------------

STOCKHOLDERS' EQUITY
--------------------
   Common stock ($.001 par value, 600,000,000 shares
     authorized; 1,970,358 issued
     and outstanding at September 30, 2003)                             1,970
   Series A convertible preferred stock ($.001 par value;
     40,000,000 shares authorized, 2,050,000 shares
     issued and outstanding at September 30, 2003)                      2,050
   Series B 2% convertible preferred stock ($.001 par
     value; 1,000 shares authorized, -0- shares issued
     and outstanding at March 31, 2003 and December 31,
     2002, respectively)                                                    -
   Additional paid in capital                                       2,940,003
   Retained deficit                                                (2,898,689)
                                                                 ------------
      TOTAL STOCKHOLDERS' EQUITY                                       45,334
                                                                 ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $     81,971
                                                                 ============



           See accompanying notes to consolidated financial statements




                   HAIRMAX INTERNATIONAL CORP. & SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
============================================================================


                            Three Months Ended          Nine Months Ended
                               September 30,               September 30,
                             2003         2002           2003         2002
                          ----------   ----------     ----------   ----------
REVENUES:
---------
   Sales                  $  108,684   $  120,546     $  337,265   $  404,852
   Cost of sales             (48,248)     (60,257)      (147,800)    (197,143)
                          ----------   ----------     ----------   ----------
         GROSS PROFIT         60,436       60,289        189,465      207,709

EXPENSES:
---------
   Selling, general and
     administrative          484,611      127,873        916,033      550,775
                          ----------   ----------     ----------   ----------
      TOTAL EXPENSES         484,611      127,873        916,033      550,775
                          ----------   ----------     ----------   ----------

         OPERATING LOSS   $ (424,175)  $  (67,584)    $ (726,568)  $ (343,066)

OTHER (EXPENSE):
----------------
   Unrealized loss on
     trading securities            -            -              -         (243)
                          ----------   ----------     ----------   ----------


         NET (LOSS)       $ (424,175)  $  (67,584)    $ (726,568)  $ (343,309)
                          ==========   ==========     ==========   ==========

   Net (loss) per share -
     basic and fully
     diluted              $    (0.65)  $    (0.72)    $    (1.13)  $    (4.48)
                          ==========   ==========     ==========   ==========
   Weighted average
     shares outstanding *    657,191       94,101        644,490       76,649
                          ==========   ==========     ==========   ==========

* Retroactively restated for a 50 for 1 reverse stock split on August 1, 2003.




           See accompanying notes to consolidated financial statements




                   HAIRMAX INTERNATIONAL CORP. & SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
==========================================================================
                                                      2003        2002
                                                   ----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
   Net loss                                        $ (726,568) $ (343,309)
   Adjustments to reconcile net loss to net
     cash (used in) operating activities:
      Depreciation                                      7,500       3,000
      Common stock issued for services                371,281     280,240
      Preferred stock issued for services             160,000           -
      Unrealized loss on trading securities                 -         243
     (Increase) decrease in operating assets:
      Accounts receivable                                   -         771
      Inventory                                             -      (2,387)
      Prepaid expenses                                      -      63,048
      Increase (decrease) in operating liabilities
      Accounts payable                                  6,605       1,775
                                                   ----------  ----------
         NET CASH PROVIDED BY (USED IN)
           OPERATING ACTIVITIES                      (181,182)      3,381
                                                   ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
   Purchases of fixed assets                           (3,505)    (18,683)
                                                   ----------  ----------
         NET CASH USED IN INVESTING ACTIVITIES         (3,505)    (18,683)
                                                   ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------
   Proceeds from shareholder loan payable              30,000      25,000
   Outstanding checks in excess of bank balance
                                                            -     (11,403)
   Collections on common stock issuances               95,628           -
   Principal repayments under capitalized lease             -      (2,313)
                                                   ----------  ----------
         NET CASH PROVIDED BY FINANCING ACTIVITIES    125,628      11,284
                                                   ----------  ----------

      NET (DECREASE) IN CASH AND CASH EQUIVALENTS     (59,059)     (4,018)

      CASH AND CASH EQUIVALENTS,
         BEGINNING OF THE PERIOD                       98,837      11,001
                                                   ----------  ----------

         END OF THE PERIOD                         $   39,778  $    6,983
                                                   ==========  ==========

SUPPLEMENTARY CASH FLOW INFORMATION OF NON-CASH FINANCING:
----------------------------------------------------------
   Common stock issued for services                $  371,281  $  280,240
                                                   ==========  ==========
   Preferred stock issued for services             $  160,000  $        -
                                                   ==========  ==========





           See accompanying notes to consolidated financial statements



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                   HAIRMAX INTERNATIONAL CORP. & SUBSIDIARIES
                         September 30, 2003 (UNAUDITED)

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at September 30, 2003, the results of operations for the three and nine month period ended September 30, 2003 and 2003, and cash flows for the nine months ended September 30, 2003 and 2002. The results for the period ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2003. These financial statement should be read in conjunction with the financial statements and notes for the year ended December 31, 2002 appearing in the Company's annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

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


                                     2003                  2002
                                  ----------            ----------

Revenue:
--------
Residential cleaning              $  158,453            $  238,152
Beauty salons                        178,812               166,700
Corporate                                -0-                   -0-
                                  ----------            ----------
                                  $  337,265            $  404,852

Net (Loss):
-----------
Residential cleaning              $ (289,231)           $ (261,303)
Beauty salons                         22,501                 1,235
Corporate                           (459,838)              (82,998)
                                  ----------            ----------
                                  $ (726,568)           $ (343,066)

Identifiable Assets:
--------------------
Residential cleaning              $    9,050            $    6,252
Beauty salons                         12,500                42,822
Corporate                             60,421                37,569
                                  ----------            ----------
                                  $   81,971            $   86,773

NOTE 3 - COMMITMENTS

The Company is committed to two employment agreements through April 1, 2007. Pursuant to the agreements, two of the Company's officers and majority shareholders shall receive total combined annual salaries of $325,000 and a combined 300,000 preferred shares per annum.


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-------

Hairmax International Corp. is hereby providing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward looking statements made in this quarterly report on Form 10-QSB. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "likely will result," "are expected to," "will continue," "is anticipated," "estimated," "intends," "plans" and "projection") are not historical facts and may be forward-looking statements and involve estimates and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following key factors that have a direct bearing on our results of operations: the absence of contracts with customers or suppliers; our ability to maintain and develop relationships with customers and suppliers; our ability to successfully integrate acquired businesses or new brands; the impact of competitive products and pricing; supply constraints or difficulties; changes in the retail and beauty industries; the retention and availability of key personnel; and general economic and business conditions.

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

Overview
--------

Hairmax International Corp., formerly known as National Beauty Corp, Inc., was incorporated in Nevada in 1987. The company has primarily operated through its wholly owned subsidiaries, Cleaning Express USA, Hair Max of Florida, Inc. f/k/a Beauty Works USA, Inc. and Hairmax of Nevada, Inc. Cleaning Express USA, Inc. is a full service cleaning company offering daily residential cleaning services, carpet cleaning and other related services in the South Florida area. During April 2000, the company began operations as an e-commerce distributor of beauty products under its Beauty Merchant, Inc. subsidiary and ceased these operations in 2001. Hairmax International currently offers hairstyling beauty services and products through its retail beauty salons in the South Florida area through its Hair Max of Florida, Inc. subsidiary. Hairmax International intends to operate a chain of haircutting stores, located inside or next to major retailers, through Hair Max subsidiaries.

Hairmax International's business plan entails developing hairstyling salons and marketing the company's services, through a niche concept, "WE STYLE FOR LESS", including marketing our own private label beauty products through these operations. Hairmax International is also pursuing the development of its "HAIRMAX" franchise concept, which it expects to launch and market in first quarter 2004, the company expects to have five operating salons, in place, and a training center in South Florida. The company is presently working with several business development consultants, and plans to pursue celebrity affiliation with the Hairmax concept, and the franchise development program. There is currently one Hairmax store in Boca Raton, Florida. After some minor construction delays, the second Hair Max store opened in the first quarter of 2003 in Coral Springs, Florida, and expects to open the third Hairmax in South Florida, during the fourth quarterHairmax of Nevada Inc, the second location in Las Vegas, Nevada, is expected to open during the fourth quarter of 2003, with plans to open ten stores in Las Vegas, Nevada over the next two years, beginning with two stores in 2003. Overall, we plan to roll out 150 haircutting stores across the nation, with plans to expand internationally.

We expect to add at least 24 employees, through our subsidiary companies during the next 12 months to our retail operations. We are unable to determine how many additional employees will be required for support operations. The corporate staff of four office employees and various consultants that are presently on staff will manage new employees.

Max Entertainment Corp: The Company recently established a new subsidiary, the company has plans to develop several entertainment projects, and expects to cross market with the Beauty services industry. During October 2003, the company retained the services of David Dadon and Howard Jacobson, to provide expertise in TV and film production and distribution, as Independent Contractors. On October 27, 2003, we entered into an agreement for purchase and distribution rights for a new action, feature film "Revenge Games".

On November 16, 3003, the company terminated the services of the Independent Contractors for cause, and has subsequently decided to cease future operations for the subsidiary Max Entertainment Corp.

Initial plans are for multiple store locations in South Palm Beach County, Dade County and Broward County, Florida, as soon as appropriate locations are selected. The company has selected Las Vegas, Nevada for a second development market for Hairmax "We style for less" concept. In June 2002, the company made application with the U.S. Patent and Trademark office, to gain exclusive rights to the name and logo for "Hair Max", the registration is still pending.

RESULTS OF OPERATIONS
---------------------

Net Income

The company had a net loss of $(424,175) and $(726,568), or $(.65) and $(1.13)
per common share, for the three and nine months ended September 30, 2003, respectively, versus a net loss of $(67,584) and $(343,309), or $(.72) and $(4.48), respectively, for the same period ended September 30, 2002. The change in net loss was primarily due to an increase in common and preferred shares issued for professional services rendered and salaries for officers. Sales

Cleaning revenues decreased $2,493 and $79,699 or 5% and 33% to $46,342 and $158,453 for the three and nine months ended September 30, 2003, respectively, as compared with $48,385 and $238,152 for the three and nine months ended September 30, 2002. The decrease was primarily due a decline in cleaning division demand in the first through third quarters of 2003 compared to the comparable period in 2002. The Company is also concentrating more on its beauty salon segment. Average selling prices and gross margins remained fairly constant. Beauty salon revenues increased $12,635 and $12,112 or 25% and 7% to $62,342 and $178,812 for the three and nine months ended September 30, 2003, respectively, as compared with $49,707 and $166,700 for the three and nine months ended September 30, 2002. The increase in the third quarter of 2003 was primarily due increased demand due to stores being matured in the areas opened.

Expenses

Selling, general, and administrative expenses for the three and nine months ended September 30, 2003 increased $356,7387 and $365,258 to $484,611 and
$916,033, respectively. In comparison with the nine-month period ended September 30, 2002, consulting and payroll increased due to common stock issuances for professional services rendered and salaries for officers in the first through third quarters of 2003, preferred stock issuances in the second quarter of 2003, and the addition of an area manager in the first quarter of 2003 to oversee beauty salon operations. There were 200,000 pre-split (4,000 post-split) common shares issued to a consultant in the first quarter of 2003 and 590,394 common shares issued to consultants and officers in the third quarter of 2003. The shares were priced and recorded at the closing stock price on the date of issuances. There were also 1,400,000 preferred shares issued to officers in the second quarter of 2003 for services rendered in the amount of $160,000 and 100,000 preferred shares converted into 1,000,000 common shares in the third quarter of 2003.

Liquidity and Capital Resources

On September 30, 2003, we had cash of $39,778 and working capital of $3,641. This compares with cash of $98,837 and working capital of $98,405 at December 31, 2002. The decrease in cash and working capital was due to an increase in net loss for the first through third quarters of 2003. Operating activities had a net usage of cash in the amount of $181,182 during the nine months ended September 30, 2003 reflecting an excess of expenditures over revenues.

Net cash used in operating activities was $181,182 for the nine months ended September 30, 2003 as compared with net cash provided by operating activities of $3,381 for the same period ended September 30, 2002. The increase in cash used was primarily attributable to an increase in net loss for the 2003 period and common and preferred stock issuances to officers and consultants.

Net cash provided by financing activities was for the nine months ended September 30, 2003 was $125,628 as compared with net cash provided by financing activities of $11,284 for the nine months ended September 30, 2002. The increase in net cash provided by financing activities was solely due to the collections on common stock issuances and proceeds from a loan made by the officer to us.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKER RISK
-------

We do not have any material risk with respect to changes in foreign currency exchange rates, commodities prices or interest rates. We do not believe that we have any other relevant market risk with respect to the categories intended to be discussed in this item of this report.

ITEM 4.     CONTROLS AND PROCEDURES
--------

(a) On September 30, 2003, our Chief Executive Officer and Chief Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

The CEO is the Chief Operating Decision Maker. The Chief Operating Decision Maker uses net cash flow as his primary profitability measure in assessing segment performance and allocating resources.


PART II. OTHER INFORMATION
--------

Item 1.     Legal Proceedings

None.

Item 2.     Changes in Securities

During the three months ended September 30, 2003, we issued 250,000 common shares to Edward Roth pursuant to his employment agreement.

During the three months ended September 30, 2003, we issued 340,394 common shares to various consultants for services rendered during the quarter then ended.

During the three months ended September 30, 2003, we issued 1,000,000 common shares to Edward Roth upon conversion of 100,000 shares of preferred stock.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

The majority of the security holders voted to issue common stock of the Company to various officers and consultants during the nine months ended September 30, 2003.

Subsequent to September 30, 2003, we refer your attention to Form 8-K as filed. See discussion of our issuance of 2,000,000 common shares for the purchase of the full title and worldwide distribution rights of the movie Revenge Games, in accordance with the purchase agreement dated October 27, 2003.

Item 5.     Other Information

None.

Item 6.     Exhibits and Reports on Form 8-K

Incorporated by reference.



                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    HAIRMAX INTERNATIONAL CORPORATION
                                   (Registrant)



Date:  November 19, 2003            /S/ Michael J. Bongiovanni
                                    --------------------------
                                    Michael J. Bongiovanni
                                    Chief  Financial  Officer


Date:  November 19, 2003

                                    /S/ Edward A. Roth
                                    ------------------
                                    Edward A. Roth
                                    Chief  Executive  Officer