Form 10KSB
period 2003-12-31
HAIRMAX INTERNATIONAL INC
filed 2004-04-15
CIK 821524

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-KSB



[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to ________

COMMISSION  FILE  NUMBER:  001-14973
------------------------------------

                          HAIRMAX INTERNATIONAL, INC.
                          ---------------------------
        (Exact name of small business issuer as specified in its charter)

                              NATIONAL BEAUTY CORP.
                              ---------------------
                          (Former name of registrant)

          Nevada                                        13-3422912
          ------                                        ----------
(State or other jurisdiction of             (IRS Employer identification No.)
incorporation  or  organization)


               9900 West Sample Road, Coral Springs, Florida 33065
               ---------------------------------------------------
                    (Address of principal executive offices)

                                 (954) 825-0299
                                 --------------
                          (Issuer's telephone number)

Securities  registered  under  Section  12(b)  of  the  Exchange  Act:

None.

Securities  registered  under  Section  12(g)  of  the  Exchange  Act:

Common  Stock,  $.001  par  value
Convertible  Series  A  Preferred  Stock,  $.001  par  value
2%  Convertible  Series  B  Preferred  Stock,  $.001  par  value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or an amendment to this Form 10-KSB. [x]

State  issuer's  revenues  for  its  most  recent  fiscal  year:  $476,581.

As of April 13, 2004 there were 11,256,108 common shares outstanding and the aggregate market value of the common shares (based upon the average of the bid price of $.11 and the asked price of $.13 reported by brokers) held by non-affiliates was approximately $1,238,172.

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes[  ]  No[X]

Number of shares of common stock outstanding as of April 13, 2004:    11,256,108
Number of shares of preferred stock outstanding as of April 13, 2004:  1,550,000


CAUTIONARY  STATEMENT  REGARDING  FORWARD  LOOKING  INFORMATION

     The discussion contained in this 10-KSB under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussion under "Description of Business," including the "Risk Factors" described in that section, and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-KSB. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-KSB that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.



            The  rest  of  this  page  is  left  intentionally  blank
            ---------------------------------------------------------

PART  I
-------


ITEM  1.  DESCRIPTION  OF  BUSINESS

CORPORATE  ORGANIZATION

As used herein the term "we" or "us" refers to HairMax International, Inc., (a Nevada Corporation), formerly known as National Beauty Corp. since 2002 and its subsidiaries and predecessors, unless the context indicates otherwise. Originally incorporated in 1987 as Tri-Capital Corporation, the name was changed in 1988 to Advanced Appearance of America, which operated beauty salons until 1995. At that time, we discontinued its operations and went inactive until early 1998. In March of 1998, the Company changed its name to ATR Industries, Inc. On June 1, 1998, the Company acquired ATR Industries, Inc. of Florida (AKA Cleaning Express USA and Cleaning Express of South Palm Beach, Inc.), a private Florida Corporation, for 3,000,000 restricted shares of Common Stock. On September 12, 2002, one of our subsidiaries legally changed its name to Hairmax of Florida, Inc. from Beautyworks USA of Florida, Inc.

Since 1998, we have concentrated its operations primarily on the home cleaning and beauty salon services industries. In January 2000, we commenced operations of a new division of operations related to the preparation, development and marketing of cosmetics and beauty products via an e-commerce Internet site. These operations were conducted through our wholly owned subsidiary Beautymerchant.com, Inc., a Florida corporation. In 2001, we have ceased any further investment into Beautymerchant.com Inc, that had encountered numerous distribution and inventory problems, and after a developmental period, it was deemed not prudent to make any further investment.

CLEANING EXPRESS USA. Cleaning Express USA is a wholly owned Florida subsidiary corporation. Our home services operations primarily involve home cleaning services. Through its emphasis on budget pricing, we have developed a market in the home cleaning industry. We currently operate a central office and dispatches 15 to 20 workers in teams of two workers on a daily basis. The present geographic area in which we operate includes Broward and South Palm Beach County areas of South Florida. Marketing for the home cleaning services is accomplished through print ads, television and radio commercials. Additionally, we utilize a referral program that rewards customers with future discounts for referring a client. The home cleaning industry is highly competitive with respect to price, service, quality and location. There are numerous, well-established, larger competitors in the home cleaning industry possessing substantially greater financial, marketing, personnel and other resources than us. There can be no assurance that we will be able to respond to various competitive factors affecting the business. We plan to gain a competitive advantage over its competitors in the home cleaning industry by offering quality service at a low price. We have been successful in achieving this goal since 1996 and plan to further expand in South Florida by continuing its current marketing strategy. The primary market for Cleaning Express USA Inc., is individual households. No single customer makes up more than ten percent of the total revenues of Cleaning Express USA, Inc. We do not expect that this will change in the future. We have two full time employees and contracts with 18-20 workers that are each independently contracted with us to service and provide home cleaning services to existing and new customers. The ability to become profitable depends on the ability to generate higher revenues and maintain low expense levels.

HAIRMAX OF FLORIDA, INC. AND HAIRMAX OF NEVADA, INC. Hairmax of Florida Inc., a Florida corporation, and Hairmax of Nevada, Inc., a Nevada corporation have a limited operating history. Having just started its services operation in the year 2001, we have a short operating history upon which to evaluate its business and prospects. As a new company, Hairmax faces intense competitors, and must manage growth effectively. We may not succeed in addressing all challenges and risks, including unpredictability of future revenues. To be successful, Hairmax plans to implement the following:

1.   Retain  existing  customers.
2.   Attract  new  customers.
3.   Meet  customer  demands.
4.   Fulfill  all  customer  needs.
5.   Maintain  sufficient  in-store  traffic.
6.   Increase  our  media  exposure.
7. Monitor the competition. Competition in the hair services industry will intensify. This increased competition may reduce our profit margins or market share.
8.   Ability  to  hire  and  retain  qualified service personnel (hairstylists).
9.   Locate  and  acquire  independent  salons.


The principal suppliers to Hairmax Corporation are wholesale distributors, who do not sell retail.

Hairmax is expecting to add 3 new employees for the first 12 months of retail service operations. In addition to five managers, since our inception, it has incurred losses from operations. We anticipate losses to increase relating to the following factors:

*    The  development  of  the  Hairmax  brand,  marketing  and  promotion.
*    Expanded  offering  of  service.
*    Continued  store  development  costs.
*    Additional  personnel  to  manage  customer service and in-house marketing.
* Increases in general and administrative costs to support our growing operations.

We recently opened two locations for Hairmax salons in Coral Springs, Florida, including an existing location in Boca Raton, Florida; we operate five Hairmax operations. Two salons are operating in Las Vegas, Nevada as of this date these locations, have not performed as expected, in comparison to the Florida operations. Plans are formulated for additional salon operations in Florida; we plan on acquiring existing hair salons as soon as the company completes its planned acquisition development, and locate potential acquisition candidates.

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

INDUSTRY OVERVIEW: Management estimates that annual revenues of the hair care industry are $45 billion in the United States. The industry is highly fragmented with the vast majority of hair care salons independently owned. However, the influence of chains, both franchise and company-owned, has increased substantially, although still accounting for a small percentage of total locations. Management believes that chains will continue to increase their presence. Management also believes that the demand for salon services and products will increase in the next decade as the population ages and desires additional hair care services, such as coloring

Business  Strategy

Our goal is to provide high quality, affordable hair care services and products to a wide range of customers through attractive salons located in high traffic and convenient locations. The key elements of our strategy to achieve these goals are the following:

Consistent, Quality Service. We are committed to meeting its customer's hair care needs by providing competitively priced services and products in high traffic retail locations with professional and knowledgeable stylists. Our operations and marketing emphasize high quality services to create customer loyalty, to encourage referrals and to distinguish our salons from its competitors. The major services supplied by our salons are haircutting and styling, hair coloring and waving, shampooing, conditioning and waxing. To promote quality and consistency of services provided throughout our salons, we plan on hiring a training staff, to train salon employees.

Growth  Opportunities:

We believe it has the ability to expand its salon operations, acquisition and franchising. This provides a significant flexibility to meet consumer demand within the market.

Our real estate strategy is to identify potential salon locations with good visibility, adequate traffic that are independently owned and attempt to acquire these existing salons.

We believe we can expand its salon operations through a future franchise program, as it continues to develop and refine the Hairmax concept of "WE Style For Less", offering high quality hair services, through everyday low prices, appealing to the mass consumers and families. Our expansion will focus on acquisition growth for the next 12 months, while continuing to develop Hair Max. We plan on executing its strategy by working with business professionals and brokers. The company opened four new Hair Max salons, and will continue to build and develop these new operations. The salon services industry is highly competitive with respect to price, service and location. As a result, the potential for failure in this industry is significant. There are numerous, well-established, larger competitors in the beauty services industry with considerable expertise, possessing substantially greater financial, marketing, personnel and other resources than us. There can be no assurance that we will be able to respond to various competitive factors affecting the business. Industry Overview

Management estimates that annual revenues of the hair care industry are $50 billion in the United States. The industry is highly fragmented with the vast majority of hair care salons independently owned. However, the influence of chains, both franchise and company-owned, has increased substantially. Management believes that chains will continue to have a significant influence on the overall market and will continue to increase their presence. Management also believes that the demand for salon services and products will continue to increase as the overall population continues to focus on personal health and beauty, as well as convenience

Expansion. Our expansion strategy for 2004 is acquisition growth. Since 2001, we have added over 5 salons through the combination of new salon construction, and acquisitions. While same-store sales growth plays an important part in our long-term growth objectives, are to capture its share of the existing salon operations regionally.

In August 2002, we discontinued all Internet operations, to focus on the family hair salon concept. The corporate name was changed to HAIRMAX, and a trademark application has been filed with the US Patent and Trademark office, registration #76461424. In addition the Florida corporation name was changed to Hairmax of Florida Inc., which now operates all salon operations in Florida. In September 2002, we formed a Nevada subsidiary corporation to operate the new Hairmax operations in Nevada. We were formed as Hairmax of Nevada Inc., and have since entered into a lease for the flagship store, expected to open in the Spring 2003. In the opinion of management, the new Hairmax stores will represent significant potential of increased revenues, as further stores are developed and opened. Initial development is expected to begin 1st quarter 2003, with projected completion later in the year. Risks and uncertainties include, but are not limited to, consumer spending habits, availability of funds for project completion, and general acceptance of discounts family salons.

Future  Plans:

Acquiring existing salon operations. Initial development is targeted to the Florida market. Recent statistics identify this markets as population growth areas.

We believe that the sale of beauty services, accessories and hair care products will offer benefits to customers by providing convenient, competitive pricing. In addition, customers entering Hairmax may purchase gift certificates, browse and purchase Hairmax hair care products and participate in special promotions. We expect to promote brand loyalty and repeat purchases by providing a positive experience that encourages customers to return frequently.

GOVERNMENT  REGULATION

No government approvals are required to conduct our principal operations, and we are not aware of any probable governmental regulation of our business sectors in the near future.

Effects  of  Inflation

We primarily compensate our salon employees with percentage commissions based on sales they generate, thereby enabling salon payroll expense as a percent of revenues to remain relatively constant. Accordingly, this provides us certain protection against inflationary increases as payroll expense and related benefits (our major expense components) are, with respect to these concepts, variable costs of sales. We doe not believe inflation, due to its low rate, have had a significant impact on the results of operations associated with hourly paid hairstylists for the remainder of its mall based and strip center salons. In addition, we may increase pricing in its salons to offset any significant increases in wages In addition all services provided by Cleaning Express USA, are accomplished by independent contractors, the company markets the services, and the contractors receive a percentage of revenue from these services

Competition

The hair care industry is highly fragmented and competitive. There are competitors offering similar hair care services and products at similar prices. We face competition within malls from companies which operate salons within department stores and from smaller chains of salons, independently owned salons and, to a lesser extent, salons which, although independently owned, are operating under franchises from a franchising company that may assist such salons in areas of training, marketing and advertising.

Significant entry barriers exist for chains to expand nationally due to the need to establish customer awareness, systems and infrastructure, recruitment of experienced hair care management and adequate store staff, and leasing of quality sites. The principal factors of competition in the affordable hair care category are quality, consistency and convenience. We continually strive to improve its performance in each of these areas and to create additional points of difference versus the competition.

Products  and  Geographic  Expansion

We began retail brick and mortar operations in second quarter 2002, and have shown significant increases in sales by concentrating on service operations.

Management will attempt to expand to expand sales on a continual basis. The Company has made significant gains in curtailing losses by cost-cutting and decreasing expenses in the year 2003.

Customer  Service

We believe our ability to establish long-term relationships with its customers will encourage repeat sales. We provide customer service with on-premise personnel and qualified management available at all locations. In addition, the company markets its services 7 days a week, to provide maximum revenue potential.

Additional  Risk  Factor

Hairmax of Florida Inc., a Florida corporation, and Hairmax of Nevada, Inc., a Nevada corporation have a limited operating history. Having just started its services operation in the year 2001, we have a short operating history upon which to evaluate its business and prospects. As a new company, Hairmax faces intense competitors, and must manage growth effectively. We may not succeed in addressing all challenges and risks, including unpredictability of future revenues. To be successful, we plan to implement the following:

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

Hairmax is expecting to add 5 new employees for the first 12 months of retail service operations. In addition to three to five managers, since the Company's inception, it has incurred losses from operations. The Company anticipates losses to increase relating to the following factors:

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

Additional  Financing

We may need to raise additional funds to meet operating requirements in the future. If we raise additional funds through issuance of equity related or debt securities, such securities may have rights to our common stock, such as warrants or options. Shareholders may experience additional dilution from exercise of these equity instruments. We cannot be certain that additional financing will be available when required or at all. (See 'Liquidity and Capital Resources' for further discussion.
Controls  and  Procedures

(a) On December 31, 2003, our Chief Executive Officer and Chief Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

REPORTS  TO  SECURITY  HOLDERS

We are not required to deliver an annual report to security holders and we do not presently intend to voluntarily deliver such reports. However, should we choose to create and deliver annual reports to security holders, such annual reports will contain audited financial statements. We file all of its required information with the Securities and Exchange Commission (the "Commission"), including Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, and Current Reports on Form 8-K. The public may read and copy any materials that are filed by us with the Commission at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and reports filed by us with the Commission have been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at: http://www.sec.gov.

ITEM  2.  PROPERTIES

We lease our executive offices with 900 square feet for administration at 9900 West Sample Road, Coral Springs, Florida 33065 for approximately $950 per month. We lease our beauty salon facility of 1,100 square feet at the Del Mar Shopping Village, located at Powerline Road at Palmetto Park Road, Boca Raton, Florida, for $3,173 per month. We lease our beauty salon facility of 900 square feet at the Coral Palm Plaza, located on University Drive, Coral Springs, Florida, for $2,226 per month. We lease our beauty salon facility of 1,100 square feet at the Brookside Plaza, located on Wiles Road, Coral Springs, Florida, for approximately $3,100 per month. We lease our facility of 1,600 square feet at the Sahara Pavilion South, located at Decatur Boulevard and Sahara Avenue, Las Vegas, Nevada, for $2,272 per month. We lease our facility of 1,400 square feet at the Wild Oats Marketplace, located at Lake Mead Drive, Las Vegas, Nevada, for approximately $3,200 per month. Management considers these facilities to be adequate for its requirements for the immediate future. These noncancelable leases expire at varying dates through December 31, 2007.

ITEM  3.  LEGAL  PROCEEDINGS

We are presently involved in pending legal proceedings that is not considered routine litigation incidental to its business. The following is a summary of the legal proceedings currently.

Dadon  v.  Roth  et  al.,  CV  03-08735 CAS (MANx). On December 1, 2003, a civil
------------------------
complaint was filed in the United States District Court for the Central District of California, Western Division, against the defendants by David Dadon, a shareholder and our former officer, seeking a preliminary injunction to enjoin, among other things, the Roth defendants from refusing to recognize David Dadon as Chairman and our Secretary, and refusing to recognize the removal of the Roth defendants as officers and directors of us pursuant to a Consent of Shareholders in Lieu of Special Meeting of Shareholders, dated November 14, 2003, and a Special Meeting of the Shareholders of the Registrant held on November 15, 2003, both of which shareholder actions were organized by Dadon and other shareholders sympathetic with his cause.

On December 19, 2003, United States District Judge Christina A. Snyder issued her Findings of Fact and Conclusions of Law and Order Denying Preliminary Injunction in the case. The Judge's ruling concluded in Paragraph 14 that the preliminary injunction should not issue. Accordingly, plaintiff's request for a preliminary injunction was denied by the Court. An interim restraining order seeking only to maintain the status quo, which was imposed on the Roth defendants and their affiliates on December 4, 2003, in order to enjoin stock issuances and sales pursuant to a Registration Statement on Form S-8 pending the outcome of this litigation, was also dissolved by Judge Snyder.

In Paragraph 6 of her opinion, Judge Snyder concluded as a matter of law that "Plaintiff has not demonstrated a probability of success on the merits". She noted that the 3,302,000 votes cast approving the removal of Edward and Alisha Roth Constituted less than two-thirds of the 19,618,858 votes entitled to vote. She further concluded as a matter of law that "plaintiff has failed to demonstrate that there is a likelihood that the 1,400,000 shares of Series A [convertible] Preferred Stock [with ten votes per share] issued to Edward and Alisha Roth were invalid." In addition, the Judge concluded as a matter of law that "Plaintiff has unclean hands in this case, which weighs in favor of denying the injunction". She noted that plaintiff induced us to issue 2,000,000 shares of its common stock to Revenge Games, Inc., an allegedly independent entity. However, Revenge Games, Inc. appears to be under plaintiff's control and the 2,000,000 shares paid to Revenge Games, Inc. appear to have been secured to be used in an attempt to remove Edward and Alisha Roth from their positions as officers and directors of us. Finally, Judge Snyder concluded as a matter of law that "Plaintiff's credibility as a witness in this matter was further impeached by the fact the he was on August 6, 2003, enjoined by the United States District court for the District of Arizona in a similar contest for control of a corporation from representing himself to be Chairman of the Board, or any other officer or employee, of Viastar Holdings, Inc."

There have been several motions made by the parties since December 19, 2003 Order in the case. The defendants have made an ex parte motion to set aside an entry of default entered by the Clerk as to the defendants, which motion has not been ruled on to date by Judge Snyder. In addition, the plaintiff has made a motion for default judgment which is scheduled for hearing on April 13, 2004. A Form 8-K will be issued after such hearing.

Hairmax  International  Corp. v. David Dadon, Case No. 03-62149.  On December 2,
---------------------------------------------
2003, we filed a civil lawsuit against David Dadon in the United States District Court for the Southern District of Florida, Fort Lauderdale Division. While the case has been filed with the Court, a copy of the Summons and Complaint has not been served on the defendant to date. In the Complaint, the Company includes causes of action for fraud, breach of fiduciary duty, intentional and negligent misrepresentation, tortuous interference with contractual relations, libel and slander, and permanent injunction. We have requested that the Court grant a preliminary injunction, prohibiting the defendant from taking actions that violate the law and perpetuate a fraud on us by representing to any person or entity that he is Chairman of the Board of us or any other officer of us, or is an employee, representative or agent of us, or is authorized to enter into agreements or make statements on our behalf. In addition, our Complaint seeks compensatory and punitive damages in an amount equal to $5.0 million for the damage caused by Defendant's action.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

In the fourth quarter, the majority of the shareholders voted to approve our issuances of common stock to various officers, directors and outside consultants for services received.

PART  II
--------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

(a) The principal market in which our common stock is traded is the Over-the-Counter Bulletin Board, under the symbol "HRMX". The table below presents the high and low bid price for our common stock each quarter during the past two years and reflects inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions. We obtained the following information from Lexis.com, an on-line source that provides historical pricing information.


                            Bid
                            ---
Quarter  Ended       Low         High
--------------      -----        -----

03/31/02            13.00        30.00
06/30/02             6.50        13.50
09/30/02             4.50         8.00
12/31/02             1.50         7.00
03/31/03             1.00         3.50
06/30/03              .50         2.00
09/30/03              .20         1.60
12/31/03              .19         1.14

The above stock prices have been retroactively adjusted in the above table for a 50 for 1 reverse stock split in 2003.

(b) Holders. The approximate number of holders of record of the Registrant's Common Stock as of April 13, 2004 was 60.

(c) The Registrant has not paid dividends from inception to date and does not currently intend to do so.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors, as the Board of Directors deems relevant.

Dividend  Policy

All shares of common stock are entitled to participate proportionally in dividends if our Board of Directors declares them out of the funds legally available. These dividends may be paid in cash, property or additional shares of common stock. We have not paid any dividends since our inception and presently anticipate that all earnings, if any, will be retained for development of our business. Any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, operating and financial condition, capital requirements, and other factors.

Our Shares are "Penny Stocks" within the Meaning of the Securities Exchange Act of 1934

Our Shares are "penny stocks" within the definition of that term as contained in the Securities Exchange Act of 1934, generally equity securities with a price of less than $5.00. Our shares will then be subject to rules that impose sales practice and disclosure requirements on certain broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or "accredited investor" must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, unless the broker-dealer or the transaction is otherwise exempt, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the Registered Representative and current bid and offer quotations for the securities. In addition a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account, the account's value and information regarding the limited market in penny stocks. As a result of these regulations, the ability of broker-dealers to sell our stock may affect the ability of Selling Security Holders or other holders to sell their shares in the secondary market. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. These additional sales practice and disclosure requirements could impede the sale of our securities, if our securities become publicly traded. In addition, the liquidity for our securities may be adversely affected, with concomitant adverse affects on the price our securities. Our shares may someday be subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

Introduction

We are a Nevada corporation that legally changed its corporate name in 2003 and was formerly known as National Beauty Corp. On September 12, 2002, one of our subsidiaries legally changed its name to Hairmax of Florida, Inc. from Beautyworks USA of Florida, Inc.

The financial statements below include its wholly owned subsidiaries, Cleaning Express USA, and Hairmax of Florida, Inc. (FKA Beauty Works USA, Inc.). We are a full service cleaning company offering daily residential cleaning services, carpet cleaning and other related services in the South Florida area under the name of Cleaning Express USA. We also offer beauty salon services and products though its two retail beauty salons in the South Florida area under its Hairmax of Florida, Inc. subsidiary.

Selected  financial  data

                                  Year  Ended  December 31
                                 --------------------------
                                    2003            2002
                                 ----------      ----------
Net  Sales                       $  476,581      $  542,210

Net  Loss                        (1,315,287)       (887,790)

Net Loss per Common Share              (.72)          (3.13)

Weighted Average
Common Shares Outstanding         1,827,957         283,542

                                    As  of  December  31,
                                 --------------------------
                                    2003            2002
                                 ----------      ----------
Total  Assets                    $   90,697      $  145,025
Working  Capital  (Deficit)        (139,712)         98,405
Shareholders'  Equity  (Deficit)    (58,925)        144,093

No  dividends  have  been  declared  or  paid  for any of the periods presented.

Results  of  Operations
-----------------------

Year  Ended  December  31,  2003  Compared  to  Year  Ended  December  31,  2002

Sales

Sales for the year ended December 31, 2003 decreased to $476,581 from $542,210 for the year ended December 31, 2002, a decrease of 12%. The decrease in revenues was primarily attributable to a decrease in the revenues from the Cleaning Express USA subsidiary. Home cleaning sales deteriorated by 34% in 2003 due to the poor market conditions in the South Florida area in 2003 for these type of services.

Net sales from the home cleaning segment have accounted for approximately 44% of total net sales in 2003 and 59% of the net sales in 2002. The decrease is due to the increase in hair salon sales and a weaker economy for home cleaning services. We plan to accelerate growth of beauty salon sales in 2004 by increasing expenditures on marketing and growing public awareness of services.

Income  /  Losses

Net losses for the year ended December 31, 2003 increased to $1,315,287 from $887,790 for the year ended December 31, 2002, an increase of 48%. The substantial increase in loss was attributable primarily to an increase in non-cash expenses relating to common stock and warrants issued for payroll expenses and consulting services, which was $1,008,581 for 2003 compared to $711,348 for 2002.

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

We expect to continue to incur losses at least through fiscal 2004 and may not be able to achieve or maintain profitability or sustain its revenue growth in the future.

Expenses

Selling, general and administrative expenses for the year ended December 31, 2003, increased to $1,611,939 from $1,179,790 for the year ended December 31, 2002, an increase of 37%. The increase in selling, general and administrative expenses was the result of significant increases in payroll expenses and consulting fees that were $1,008,581 for 2003 compared to $711,348 for 2002.
Consulting fees increased due to common stock share issuances during the year that were paid to consultants to assist us in our growth plans.

Depreciation and amortization expenses for the years ended December 31, 2003 and December 31, 2002 were $18,250 and $10,275, respectively. The increase was due to an increase in the depreciable bases of fixed assts and acquisitions of $53,349 in fixed assets during 2003 compared to only $23,341 in 2002. The purchases consisted of salon equipment and fixtures for the new hair salon stores in Coral Springs, Florida and Las Vegas, Nevada.

We increased rent expense in 2003 by the opening of two hair salons mentioned above in 2003. This increases overhead expenses by a projected 15%. In addition, we have taken steps to change daily operations of Cleaning Express USA, projecting a savings of 5% over 2004. Specifically, we are anticipating a lower labor cost associated with its cleaning services and nominal web site maintenance leading into 2004.

We expect increases in overall expenses through 2004 as we move toward increasing development and marketing of its Hairmax subsidiaries and related acquisitions of beauty salons.

Cost  of  Sales

The cost of sales for the year ended December 31, 2003 was $183,689 compared to $256,210 for the year ended December 31, 2002. The decrease in the cost of sales was primarily attributable to more of an increase in beauty salon sales than the increase in cleaning sales during 2003, of which beauty salon sales have much less cost of sales associated with this type of revenue. Cost of sales as a percentage of sales for December 31, 2003 and 2002 was 38% and 47%, respectively. This reflects the aforementioned change in sales mixture to more of an increase in beauty sales than an increase in cleaning sales. Cost of sales for the home cleaning services segment represents the majority of our total cost of sales. Approximately $11,391 and $9,104 of our cost of sales are attributable to our hair salon segment in 2003 and 2002, respectively. The cost of sales for our home cleaning services segment represents payments to our subcontractors who clean our customer's homes. The increase in hair salon cost of sales is attributable to our increased sales of inventory in 2003.

The largest factor in the variation from year to year in the cost of sales as a percentage of net sales was the cost of labor.

Income  Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carryforwards.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that, some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.


Non-Operating  Expense  Items

The unrealized gain (loss) on securities in 2003 and 2002, respectively, is a result of a write up (down) in the fair value of the securities during the respective year. As to trading gains and losses, marketable securities included our investment in equity securities recorded at fair market value. The marketable securities were classified as trading securities with holding gains and losses recognized in current period operations. Since the stocks are restricted, there are no controls to limit the losses in those securities. Ed
Roth, CEO, keeps the certificates in safe keeping under lock and key as an internal control over safeguarding of the corporate asset. Management's intent is to add value to shareholders by trying to sell the securities at the most desirable amount without affecting the stock price in an illiquid stock position. These stocks do not trade much and are highly illiquid. As of December 31, 2002, the securities valuation was completely written off to zero to reflect the value of the investments. As of December 31, 2003, the securities valuation for a different security was written up to reflect the value of the investment. Recorded interest expense is attributable to interest paid on the outstanding shareholder loan balances during the 2003 and 2002 periods.

Liquid  Market

There is currently a limited trading market for our shares of Common Stock, and there can be no assurance that a more substantial market will ever develop or be maintained. Any market price for our shares of common stock is likely to be very volatile, and numerous factors beyond our control may have a significant adverse effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may also adversely affect the market price of our common stock. Further, there is no correlation between the present limited market price of our common stock and our revenues, book value, assets or other established criteria of value. The present limited quotations of our common stock should not be considered indicative of the actual value of our common stock.

Dividends

We have not paid any cash dividends to date and does not anticipate or contemplate paying cash dividends in the foreseeable future until earnings would generate funds in excess of those required to provide for our growth needs. WE currently intend to retain any future earnings to fund the development and growth of its business.

Impact  of  Inflation

We believe that inflation has had a negligible effect on operations over the past two years. We believe that it can offset inflationary increases in the cost of labor by increasing sales and improving operating efficiencies.

Recent  Sales  of  Unregistered  Securities

On October 31, 2003, we issued 2,000,000 restricted common shares to an unrelated entity in consideration for the purchase of that company's movie asset. This unrelated entity to date has not delivered title or any other item related to the movie and we are seeking legal defense. See the litigation addressed herein. No value has been recorded as an asset in the accompanying balance sheet due to the uncertainty.

On November 24, 2003, our Officer, Director and majority shareholder converted 500,000 preferred shares into 5,000,000 restricted common shares in accordance with the provisions of the governing instrument guiding conversion as filed in the State of Nevada.

On December 3, 2003, we issued 100,000 restricted common shares to an unrelated individual for consulting services rendered to us.

Trends,  Events,  and  Uncertainties

Demand for our home cleaning services and beauty salon services will be dependent on, among other things, market acceptance of our concept and general economic conditions, which are cyclical in nature. Inasmuch as a major portion of our activities is the receipt of revenues from the sales of its products, our business operations may be adversely affected by our competitors and prolonged recessionary periods.

Liquidity  and  Capital  Resources

Critical  Accounting  Policies  (FR-60)

Revenue recognition is a critical accounting policy of ours since it represents the majority of our entire financial statements taken as a whole. It is also important in light of the Staff Accounting Bulletins published by the Securities and Exchange Commission the past few years.

Years  ended  December  31,  2003  and  December  31,  2002

Cash flows used in operations were a negative $204,622 for the year ended December 31, 2003, and a negative $74,846 for the year ended December 31, 2002. Negative cash flows from operating activities for the years ended December 31, 2003 and 2002 are primarily attributable to losses from operations, partially offset by the common stock issued for services in both years and warrants issued in 2002 only.

Cash flows from investing activities were a negative $53,349 for the year ended December 31, 2003 and a negative $23,341 for the same period in 2002. The negative cash flows were solely attributable to new equipment purchases during 2003 and 2002.

Cash flows provided by financing activities were $163,128 and $186,023 for the years ended December 31, 2003 and 2002, respectively. The positive cash flows in 2003 and 2002 were primarily due to the equity placement of common stock sold during 2003 and 2002 and proceeds from a shareholder loan made by our officer and director.
We have funded its cash needs from inception through December 31, 2003 with a series of debt and equity transactions, including private placements.

On October 24, 2002, we acquired the assets of an unrelated Colorado corporation through an agreement and plan for merger. The assets consisted of $200,000 cash and a $550,000 promissory note receivable due on or before February 20, 2003. All liabilities of the acquired corporation were discharged prior to the merger. As consideration for the merger, we issued 1,000 common shares and 750 shares of its newly created Series B 2% convertible preferred stock to the corporation's sole shareholder subsequent to year-end. There were no operations of the acquired corporation prior to the merger.

We have 1,550,000 shares of preferred stock outstanding at December 31, 2003, which is convertible at the option of the shareholder into 15,500,000 shares of common stock. During 2003, 600,000 preferred shares were converted into 6,000,000 common shares by two of our officers and majority shareholders. During 2002, 200,000 preferred shares were converted into 2,000,000 common shares by two of our officers and majority shareholders.

We have suffered recurring losses and have yet to generate an internal cash flow. We will substantially rely on the revenues from the home cleaning business and from the revenues of the beauty salons in Boca Raton, Florida, Coral Springs, Florida and Las Vegas, Nevada. We project that current and projected revenues and capital reserves will sustain it for 12 months along with the cash it raised on the equity placements in 2003 and 2002. If the projected revenues of these sources fall short of needed capital because of a decrease in demand for the company's services as well as other factors, we may not be able to sustain its capital needs for more than twelve months. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. A lack of significant revenues beginning in the first quarter of 2004 will significantly affect the cash position of us. Additional funds through equity or debt financing will be necessary.

On a long-term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues, additional infusions of capital and debt financing. We are considering launching a wide scale marketing and advertising campaign. Our current capital and revenues are not sufficient to fund such a campaign. If we choose to launch such a campaign it well require substantially more capital. If necessary, we plan to raise this capital through an additional follow-on stock offering. The funds raised from this offering will be used to develop and execute the marketing and advertising strategy that may include the use of television, radio, print and Internet advertising. Funds would also be used to acquire beauty salons. However, we may not be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, the growth potential will be adversely affected. Additionally, we will have to significantly modify its plans.

Financing activities for the years ended December 31, 2003 and 2002 consisted of principal repayments under the our capitalized lease obligation its office equipment. Principal repayments under the capitalized lease obligation for the years ended December 31, 2002 was $2,313. Principal repayments of the shareholder loan payable balance were made in the amount of $25,000 in 2002. Basic EPS equals diluted EPS because of the loss above. Preferred stock had no effect on the calculation of EPS. Common stock purchase options are common stock equivalents that were excluded from the computation of diluted loss per share.

ITEM  7.  FINANCIAL  STATEMENTS

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors and Shareholder of HairMax International Corp. and subsidiaries

We have audited the accompanying consolidated balance sheet of HairMax International Corp., a Nevada corporation) and it's wholly owned subsidiaries as of December 31, 2003 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of HairMax International Corp. (a Nevada corporation) and its wholly-owned subsidiaries as of December 31, 2003, and the consolidated results of its operations and its cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations, has negative working capital and has a stockholders' deficit which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.



/s/  Perrella  &  Associates,  P.A.
-----------------------------------
Perrella  &  Associates,  P.A.



Pompano  Beach,  Florida
March  13,  2004






                   HAIRMAX INTERNATIONAL CORP. & SUBSIDIARIES
                           Consolidated Balance Sheet
                                December 31, 2003
================================================================================

                                     ASSETS
                                     ------

                                                                  Dec. 31,  2003
                                                                  --------------

CURRENT  ASSETS:
   Cash                                                           $        3,994
   Marketable securities                                                   5,416
   Inventory                                                                 500
                                                                  --------------
      TOTAL CURRENT ASSETS                                                 9,910

PROPERTY  AND  EQUIPMENT:
   Property and equipment, net of accumulated appreciation
     depreciation of $64,886                                              71,905
                                                                  --------------

OTHER  ASSETS:
   Deposits                                                                8,882
                                                                  --------------


      TOTAL ASSETS                                                $       90,697
                                                                  ==============



The accompanying notes are an integral part of these consolidated financial statements.






                   HAIRMAX INTERNATIONAL CORP. & SUBSIDIARIES
                           Consolidated Balance Sheet
                                December 31, 2003
================================================================================


             LIABILITIES AND STOCKHOLDERS' DEFICIT
             -------------------------------------

                                                                  Dec. 31,  2003
                                                                  --------------

CURRENT  LIABILITIES
--------------------
   Accounts payable and accrued expenses                          $       80,466
   Shareholder loan payable                                               69,156
                                                                  --------------
      TOTAL CURRENT LIABILITIES                                          149,622
                                                                  --------------

STOCKHOLDERS'  DEFICIT
----------------------
   Series  A  convertible  preferred  stock
     ($.001  par  value;  40,000,000 shares
     authorized, 1,550,000 shares issued and
     outstanding)                                                          1,550
   Series  B  2%  convertible  preferred  stock
     ($.001  par  value;  1,000  shares
     authorized, -0- shares issued and
     outstanding)                                                              -
   Common  stock  ($.001 par value, 100,000,000
     shares authorized; 9,629,858 shares
     issued and outstanding)                                               9,630
   Additional paid in capital                                          3,417,303
   Accumulated deficit                                                (3,487,408)
                                                                  --------------
      TOTAL STOCKHOLDERS' DEFICIT                                        (58,925)
                                                                  --------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $       90,697
                                                                  ==============




The accompanying notes are an integral part of these consolidated financial statements.






                   HAIRMAX INTERNATIONAL CORP. & SUBSIDIARIES
                      Consolidated Statements of Operations
                  For the years ended December 31,2003 and 2002
================================================================================


                                                      2003               2002
                                                   ----------         ----------


REVENUE  AND  COST  OF  SALES:
   Sales - cleaning                               $   210,190        $   318,709
   Sales - beauty salons                              266,391            223,501
   Cost of sales - cleaning                          (172,298)          (247,106)
   Cost of sales - beauty salons                      (11,391)            (9,104)
                                                   ----------         ----------
      Gross Profit                                    292,892            286,000

EXPENSES:

   Stock issued for services                        1,008,581            383,590
   Selling, general and administrative                603,358            788,200
                                                   ----------         ----------
      Total Expenses                                1,611,939          1,171,790
                                                   ----------         ----------

      Loss from Operations                        $(1,319,047)       $  (885,790)

OTHER  INCOME  (EXPENSE):
   Unrealized gain (loss) on trading securities         5,416             (1,500)
   Interest expense                                    (1,656)              (500)
                                                   ----------         ----------
      Total Other Income (Expenses)                     3,760             (2,000)
                                                   ----------         ----------

      NET LOSS                                    $(1,315,287)       $  (887,790)
                                                   ==========         ==========


Basic and fully diluted net loss per
  common share                                    $     (0.72)       $     (3.13)
                                                   ==========         ==========

Weighted Average Shares Outstanding,
  Basic and fully diluted                           1,827,957            283,542
                                                   ==========         ==========



The accompanying notes are an integral part of these consolidated financial statements.



                                    HAIRMAX INTERNATIONAL CORP. & SUBSIDIARIES
                             Consolidated Statements of Changes in Stockholders' Deficit
                                   For the years ended December 31, 2003 and 2002
================================================================================================================

                                                    Convertible Series
                                 Common Stock      "A" Preferred Stock     Additional
                         -----------------------  -----------------------    Paid-in    Accumulated
                           Shares       Amount      Shares       Amount      Capital    Deficit         Total
                         ----------   ----------  ----------   ----------  -----------  -----------   ----------

Balances, January
  1, 2002                    29,327   $       29     950,000   $      950  $ 1,402,450  $(1,284,331)  $  119,098

Common stock issued for
  services received          36,694           37           -            -      349,955            -      349,992

Equity placement to investors     -            -           -            -      200,000            -      200,000

Common shares in escrow
  for equity placement      600,000          600           -            -            -            -          600

Warrants issued                   -            -           -            -      327,758            -      327,758

Conversion of preferred
  shares into common
  shares by officers         40,000           40    (200,000)        (200)           -            -         (160)

Net loss for the year             -            -           -            -            -     (887,790)    (887,790)
                         ----------   ----------  ----------   ----------  -----------  -----------   ----------

Balances, December
  31, 2002                  706,021   $      706     750,000   $      750  $ 2,280,163  $(2,172,121)  $  109,498

Common stock issued for
  services received       1,253,902        1,254           -            -      847,327            -      848,581

Preferred stock issued for
  services received               -            -   1,400,000        1,400      158,600            -      160,000

Cancellation of common
  shares                   (330,065)        (330)          -            -            -            -         (330)

Collections on previously
  subscribed common stock
  issuances stock issuances       -            -           -            -       95,628            -       95,628

Adjustment for reverse
  stock split                     -            -           -            -       35,585            -       35,585

Issuance of common stock
  for purchase of worthless
  asset                   2,000,000        2,000           -            -            -            -        2,000

Conversion of preferred
  shares into common
  shares by officers      6,000,000        6,000    (600,000)        (600)           -            -        5,400

Net loss for the year             -            -           -            -            -   (1,315,287)  (1,315,287)
                         ----------   ----------  ----------   ----------  -----------  -----------   ----------

Balances, December 31,
  2003                    9,629,858   $    9,630   1,550,000   $    1,550  $ 3,417,303  $(3,487,408)  $  (58,925)
                         ==========   ==========  ==========   ==========  ===========  ===========   ==========





                   HAIRMAX INTERNATIONAL CORP. & SUBSIDIARIES
                      Consolidate Statements of Cash Flows
                 For the years ended December 31, 2003 and 2002
================================================================================


                                                      2003               2002
                                                   ----------         ----------


CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
   Net loss                                       $(1,315,287)       $  (887,790)
   Adjustments  to  reconcile  net loss to
   net cash (used in) operating activities:
      Depreciation                                     18,250             10,275
      Common stock issued for services                848,581            383,590
      Preferred stock issued for services             160,000                -0-
      Interest accrued on shareholder loan payable      1,656                -0-
      Warrants issued                                     -0-            327,758
      Unrealized (gain) loss on trading securities     (5,416)             1,743
     (Increase)  decrease  in  operating  assets:
         Accounts receivable                              -0-                903
         Inventory                                        -0-              1,200
         Prepaid expenses                                 -0-             90,000
         Deposits                                         -0-             (2,226)
      Increase  (decrease)  in  operating  liabilitiesb:
         Accounts payable and accrued expenses         87,594               (299)
                                                   ----------         ----------
         NET CASH USED IN OPERATING ACTIVITIES       (204,622)           (74,846)
                                                   ----------         ----------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
   Purchase of property and equipment                 (53,349)           (23,341)
                                                   ----------         ----------
      NET CASH USED IN INVESTING ACTIVITIES           (53,349)           (23,341)
                                                   ----------         ----------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
   Proceeds from shareholder loan payable              67,500             25,000
   Repayment of shareholder loan payable                  -0-            (25,000)
   Outstanding checks in excess of bank balance           -0-            (11,664)
   Proceeds from equity placement                      95,628            200,000
   Principal repayments under capitalized lease           -0-             (2,313)
                                                   ----------         ----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES       163,128            186,023
                                                   ----------         ----------

      NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                            (94,843)            87,836

CASH  AND  CASH  EQUIVALENTS,
   BEGINNING OF THE YEAR                               98,837             11,001
                                                   ----------         ----------

   END OF THE YEAR                                $     3,994        $    98,837
                                                   ==========         ==========

SUPPLEMENTARY  CASH  FLOW  INFORMATION  OF  NON-CASH  FINANCING:
----------------------------------------------------------------
   Common stock issued to officers
     for services                                 $   245,050        $   231,890
                                                   ==========         ==========
   Common stock issued to others
     for services                                 $   603,531        $   151,700
                                                   ==========         ==========
   Preferred stock issued to officers
     for services                                 $   160,000        $         -
                                                   ==========         ==========
   Warrants issued                                $         -        $   327,758
                                                   ==========         ==========
   Cash paid for interest expense                 $         -        $         -
                                                   ==========         ==========



The accompanying notes are an integral part of these consolidated financial statements.




                    HAIRMAX INTERNATIONAL CORP. & SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                 For the Years Ended December 31, 2003 and 2002
================================================================================

NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
----------------------------------------------------------

Organization  -  HairMax  International Corp. (the "Company") (formerly known as
------------
National Beauty Corp.) (a Nevada corporation) legally changed its corporate name on August 1, 2003 and was also formerly known as ATR Industries, Inc., a Nevada corporation, which was incorporated in 1987.

The consolidated financial statements include its wholly owned subsidiaries, Cleaning Express USA, Hairmax of Florida, Inc. (FKA Beauty Works USA, Inc.) and Hairmax of Nevada, Inc. The Company has a full service cleaning company offering daily residential cleaning services, carpet cleaning and other related services in the South Florida area under the name of Cleaning Express USA. The Company also offers beauty salon services and products though its two retail beauty salons in the South Florida and Las Vegas areas under its Hairmax of Florida, Inc. and Hairmax of Nevada, Inc. subsidiaries, respectively.

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

Inventory  -  Inventory  is  stated  at  the lower of cost or market.  Inventory
---------
consists of hair care products purchased for resale in the Company's HairMax subsidiaries.

Property  and  Equipment  -  Property  and  equipment  is  stated  at  cost less
------------------------
accumulated depreciation. Expenditures that would increase the value or extend the useful life of property and equipment are capitalized. Depreciation is provided on a straight-line basis over the estimated useful life of the assets that range from 5 years for equipment to 7 years for furniture.

Impairment of Long-Lived Assets -The Company evaluates the recoverability of its
-------------------------------
property and equipment and other assets in accordance with Statement of Financial Accounting Standards No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets"("SFAS 144"). SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such assets relate. SFAS 144 excludes goodwill and intangible assets. When an asset exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on January 1, 2002. No impairments were recognized during the years ended December 31, 2003 and 2002.


                    HAIRMAX INTERNATIONAL CORP. & SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                 For the Years Ended December 31, 2003 and 2002
================================================================================

NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (continued)
-----------------------------------------------------------------------

Revenue  Recognition-  Revenue  for  the  residential  cleaning  operations  is
--------------------
recognized  when  cleaning  services  are  performed.

Revenues for beauty salon services are recognized when the services are rendered. Revenues for beauty products are recognized when the retail products are sold at the beauty salon locations.

Advertising  -  The  Company  charges  the  costs of advertising to expense when
-----------
incurred. Advertising expense for the years ended Decmeber 31, 2003 and 2002 was $52,256 and $36,488, respectively.

Income  Taxes  -  Income  taxes  are  provided  in  accordance with Statement of
-------------
Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carryforwards.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that, some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Loss  Per Share- The Company reports loss per share in accordance with Statement
---------------
of Financial Accounting Standard (SFAS) No.128. This statement requires dual presentation of basic and diluted earnings (loss) with a reconciliation of the numerator and denominator of the loss per share computations. Basic earnings per share amounts are based on the weighted average shares of common outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. There were no adjustments required to net loss for the period presented in the computation of diluted earnings per share. There were 34,000 common stock equivalents excluded from the computation of diluted loss per share for 2002.

Management's  Use  of  Estimates  -  The  preparation of financial statements in
--------------------------------
conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent  Accounting  Pronouncements  -In  June  2001,  the Financial Board issued
-------------------------------------
Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement


                    HAIRMAX INTERNATIONAL CORP. & SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                 For the Years Ended December 31, 2003 and 2002
================================================================================

NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (continued)
-----------------------------------------------------------------------

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

In April of 2002, Statement of Financial Accounting Standards ("SFAS") No. 145 was issued which rescinded SFAS Statements No. 4, 44 and 64, amended No. 13 and contained technical corrections. As a result of SFAS No. 145, gains and losses from extinguishments of debt will be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, that they are unusual and infrequent and not part of an entity's recurring operations. The Company does not expect SFAS No. 145 to have a material effect on its financial condition or cash flows. The Company will adopt SFAS 145 on January 1, 2004.

In July 2002, the FASB issued SFAS 146, which addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". SFAS 146 revises the accounting for certain lease termination costs and employee termination benefits, which are generally recognized in connection with restructuring charges. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect SFAS 146 to have an impact its financial statements once adopted on January 1, 2004.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 requires the consolidation of entities that cannot finance their activities without the support of other parties and that lack certain characteristics of a controlling interest, such as the ability to make decisions about the entity's activities via voting rights or similar rights. The entity that consolidates the variable interest entity is the primary beneficiary of the entity's activities. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and must be applied in the first period beginning after June 15,2003 for entities in which an enterprise holds a variable interest entity that it acquired before February 1, 2003. The Company plans to adopt this Interpretation in the first quarter of fiscal 2004.

In January 2003, the EITF released Issue No. 00-21, ("EITF 00-21"), "Revenue Arrangements with Multiple Deliveries", which addressed certain aspects of the accounting by a vendor for arrangement under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses whether an arrangement contains more than one unit of accounting and the NOTE
                                                                        ----


                    HAIRMAX INTERNATIONAL CORP. & SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                 For the Years Ended December 31, 2003 and 2002
================================================================================


NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (continued)
-----------------------------------------------------------------------

measurement and allocation to the separate units of accounting in the arrangement. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this standard will not have an impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not believe that there will be any impact on its financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The standard will not impact the Company's financial statements.

NOTE  B  -  GOING  CONCERN  AND  UNCERTAINTY
--------------------------------------------

The Company has suffered recurring losses from operations, has negative working capital and has a stockholders' deficit as of December 31, 2003. In addition, the Company has yet to generate an internal cash flow from it's business operations. These factors raise substantial doubt as to the ability of the Company to continue as a going concern.

Management's plans with regard to these matters encompass the following actions:
1) obtain funding from new investors to alleviate the Company's capital deficiency, 2) implement a plan focusing on developing and expanding its HairMax subsidiaries through increased sales and marketing efforts, and 3) develope a new acquisition strategy to acquire small, privately held hair salons. The Company's continued existence is dependent upon its ability to resolve it liquidity problems and increase profitability in its current business operations. However, the outcome of management's plans cannot be ascertained with any degree of certainty. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

NOTE  C  -  ACQUISITION
-----------------------

On October 24, 2002, the Company acquired the assets of an unrelated Colorado corporation through an agreement and plan for merger. The assets consisted of $200,000 cash and a $550,000 promissory note receivable due on or before February 20, 2003. All liabilities of the acquired corporation were discharged prior to the merger. As consideration for the merger, the Company


                    HAIRMAX INTERNATIONAL CORP. & SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                 For the Years Ended December 31, 2003 and 2002
================================================================================

NOTE  C  -  ACQUISITION  -  (continued)
---------------------------------------

issued 1,000 common shares and 750 shares of its newly created Series B 2% convertible preferred stock to the corporation's sole shareholder subsequent to year-end. There were no operations of the acquired corporation prior to the merger. Since the acquisition does not meet the conditions of a significant acquisition, pro forma information has not been provided.

NOTE  NEEDS  TO  BE  UPDATED  -  WAITING  ON  FURTHER  LANGUAGE AS TO THE MUTUAL
RECISSION  OF  THIS  DEAL  THAT  OCCURRED  IN  MAY  2003.


NOTE  D  -  CONVERTIBLE  PREFERRED  STOCK
-----------------------------------------

Series  "A"  Preferred  Stock
-----------------------------

During 2002, subject to a majority vote of the Company's shareholders, the Company reduced the number of shares of the Series "A" convertible preferred from 50,000,000 to 40,000,000 shares.

The Company has 1,550,000 shares of Series "A" preferred stock outstanding at December 31, 2003, which is convertible at the option of the shareholder into 15,500,000 shares of common


                    HAIRMAX INTERNATIONAL CORP. & SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                 For the Years Ended December 31, 2003 and 2002
================================================================================

NOTE  D  -  CONVERTIBLE  PREFERRED  STOCK  (continued)
------------------------------------------------------

stock. During 2002, 200,000 preferred shares were converted into 2,000,000 common shares by two of the Company's officers and majority shareholders. During 2003, the Company's officers and majority shareholders converted 600,000 preferred shares in to 6,000,000 common shares. During 2003, the Company's officers and majority shareholders received 1,400,000 preferred shares for services rendered at a fair value of $160,000.

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

NOTE  E  -  COMMON  STOCK
-------------------------

During the year ended December 31, 2003, the Company enacted a 50 for 1 reverse stock split on its common stock. All common stock amounts in the accompanying financial statements have been retroactively restated to reflect this capitalization change.


                    HAIRMAX INTERNATIONAL CORP. & SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                 For the Years Ended December 31, 2003 and 2002
================================================================================

NOTE  E  -  COMMON  STOCK  (continued)
--------------------------------------

During the year ended December, 31 2002, the Company issued 1,835,000 shares of its common stock for services rendered by officers and outside consultants. The shares were valued at the date of issuance yielding an aggregate fair value of $383,590, which was expensed during the year.

During the year ended December, 31 2003, the Company issued 1,253,902 shares of its common stock for services rendered by officers and outside consultants. The shares were valued at the date of issuance yielding an aggregate fair value of $848,581, which was expensed during the year.

During the year ended December 31, 2003, the Company issued 2,000,000 restricted common shares to an unrelated entity for the purchase of a movie. This unrelated entity to date has not delivered title or any other item related to the movie and the Company is seeking legal defense. No value has been recorded as an asset in the accompanying balance sheet due to the uncertainty.

During 2002, the Company filed a Certificate of Amendment to Articles of Incorporation with the State of Nevada to increase the number of authorized common shares to 600,000,000, with a continued par value of $.001. A majority of the Company's shareholders voted to approve this transaction.

Pursuant to the 2002 acquisition discussed in footnote C above, the Company issued 30,000,000 common shares to an independent law firm acting as legal escrow agent for safekeeping. These common shares are considered as outstanding for purposes of the weighted average share computation in the accompanying statements of operations. These common shares are reserved for future exercise of warrants issued during 2002 as discussed in footnote H below and the future, if any, redemption of the series B convertible preferred stock discussed above herein.

During the years ended December 31, 2003 and 2002, $95,628 and $200,000 were collected from the sale of common stock from investors in equity placements, respectively.

NOTE  F  -  STOCK  WARRANTS
---------------------------

During 2002, the Company issued stock warrants to the entity associated with the 2002 acquisition as discussed above in footnote D. The stock warrants allow the entity to purchase shares of the Company's stock at a price per share per the warrant agreement of $.001. The warrants allow the entity to purchase one common share of the Company's stock for each warrant. The warrants expire in August
2007 per the warrant agreement. The Company did not grant any registration rights with respect to any shares of common stock issuable upon exercise of the warrants. During the year ended December 31, 2002, the Company recorded an expense of approximately $328,000, equal to the estimated fair value of the options at the date of grants. The fair market value was calculated using the Black-Scholes options pricing model, assuming 5% risk-free interest, 0% dividend yield, 60% volatility, and an expected life of five years.


NOTE  G  -  COMMITMENTS
-----------------------

The Company leases its executive offices in Coral Springs, Florida and beauty salons in Boca Raton, Florida, Coral Springs, Florida and Las Vegas, Nevada under non-cancelable operating leases that expire from varying dates through December 31, 2008. Future minimum rental payments as of December 31, 2003 in the aggregate and for each of the five succeeding years are as follows:

Year                             Amount
----                            --------
2004                            $172,953
2005                             161,675
2006                             137,147
2007                             128,743
2008                              83,738
                                --------
                                $684,256
                                ========


Rent  expense  for  2003  and  2002  was  $94,322  and  $55,841,  respectively.

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

NOTE  H  -  INCOME  TAXES
-------------------------

The  Company  has  approximately  $1,200,000  of federal and state net operating
losses  available   that  expire  in  various  years  through  the  year  2018.

Due to operating losses, there is no provision for current federal or state income taxes for the years ended December 31, 2003 and 2002.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company's deferred tax asset at December 31, 2003 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $468,000 less a valuation allowance in the amount of approximately $468,000, respectively. Because of the
Company's lack of earnings history, the deferred tax asset has been fully offset by a valuation H -
                  ----


                    HAIRMAX INTERNATIONAL CORP. & SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                 For the Years Ended December 31, 2003 and 2002
================================================================================

NOTE  H  -  INCOME  TAXES  (continued)
--------------------------------------

allowance. The valuation allowance increased by approximately $116,000 and $76,000 for the years ended December 31, 2003 and 2002, respectively.

The  Company's  total  deferred tax asset as of December 31, 2003 is as follows:

     Net  operating  loss  carry  forwards          $   468,000
     Valuation  allowance                              (468,000)
                                                    -----------

     Net  deferred  tax  asset                      $        --
                                                    ===========


The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the years ended December 31, 2003 and 2002 is as follows:


                                                           2003          2002
                                                           ----          ----
Income tax computed at the federal statutory rate           34%           34%
State income taxes, net of federal tax benefit               5%            5%
                                                           ----          ----
Valuation  allowance                                       (39%)         (39%)
                                                           ----          ----
Total  deferred  tax  asset                                  0%            0%
                                                           ====          ====


NOTE  I  -  RELATED  PARTY  TRANSACTIONS
----------------------------------------

During the year ended December 31, 2002, the Company borrowed $25,000 from its majority shareholder to assist in funding for the merger disclosed in footnote
C. The transaction was supported by a promissory note bearing interest of 15% interest per annum. The note and related interest were paid in October 2002 and no liability exists for the Company at December 31, 2002.

During the year ended December 31, 2003, the Company borrowed an additional $67,500 from its majority shareholder. The borrowings were not supported by a promissory note but bears interest of 8% interest per annum. The shareholder loan payable and related interest thereto is recorded by the Company at December 31, 2003 in the accompanying balance sheet.

NOTE  J  -  SEGMENT  INFORMATION
--------------------------------

Based on the criteria established by SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," the Company operates in two principal business segments - (1) residential cleaning service and (2) retail beauty salons. In accordance with SFAS 131, the Company is required to describe its reportable segments and provide data that is consistent with the data made available to the Company's management to assess performance and make decisions. Information from the internal management reports may differ from the amounts reported under generally


                    HAIRMAX INTERNATIONAL CORP. & SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                 For the Years Ended December 31, 2003 and 2002
================================================================================

NOTE  J  -  SEGMENT  INFORMATION  (continued)
---------------------------------------------

accepted accounting principles. The assets of the discontinued subsidiary are reflected as corporate assets. Summarized revenues and expense information by segment for 2003 and 2002, as excerpted from the internal management reports, is as follows:


                                                      2003              2002
                                                   ----------        ----------
Residential  Cleaning:
----------------------
Residential  cleaning  sales                       $  210,190        $  318,709
Cost  of  sales                                      (172,298)         (247,106)
Corporate  and  other  expenses                      (723,680)         (692,536)
                                                   ----------        ----------
   Segment  loss                                     (685,788)         (620,933)

Total  assets                                          14,931            62,773

Capital  expenditures                                     -0-               -0-

Depreciation                                            1,725             1,259

Interest  expense                                         745               295


                                                      2003              2002
                                                   ----------        ----------

Retail  beauty  salons:
-----------------------
Retail  beauty  salon  sales                       $  266,391        $  223,501
Cost  of  sales                                       (11,391)           (9,104)
Corporate  and  other  expenses                      (884,499)         (481,254)
                                                   ----------        ----------
   Segment  loss                                     (629,499)         (266,857)

Total  assets                                          75,766            82,252

Capital  expenditures                                  53,349            23,341

Depreciation                                           16,525             9,016

Interest  expense                                         911               205


ITEM 8. CHANGES WITH AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM  8A.  CONTROLS  AND  PROCEDURES

Quarterly Evaluation of Controls. As of the end of the period covered by this annual report on Form 10-KSB, we evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by our President and Chief Executive Officer, Edward A. Roth ("CEO"), and by Michael J. Bongiovanni, our Chief Financial Officer ("CFO"). In this section, we present the conclusions of our CEO and CFO based on and as of the date of the Evaluation, (i) with respect to the effectiveness of our Disclosure Controls, and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls.

CEO and CFO Certifications. Attached to this annual report, as Exhibits 31.1 and 31.2, are certain certifications of the CEO and CFO, which are required in accordance with the Exchange Act and the Commission's rules implementing such section (the "Rule 13a-14(a)/15d-14(a) Certifications"). This section of the annual report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d-14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d-14(a) Certifications for a more complete understanding of the topic presented.

Disclosure Controls and Internal Controls. Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to us is made known to the CEO and the CFO by others, particularly during the period in which the applicable report is being prepared. Internal Controls, on the other hand, are procedures which are designed with the objective of providing reasonable assurance that (i) our transactions are properly authorized, (ii) the Company's assets are safeguarded against unauthorized or improper use, and (iii) our transactions are properly recorded and reported, all to permit the preparation of complete and accurate financial statements in conformity with accounting principals generally accepted in the United States.

Limitations on the Effectiveness of Controls. Our management does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well developed and operated, can provide only reasonable, but not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances so of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of a system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Evaluation. The CEO and CFO's evaluation of our Disclosure Controls and Internal Controls included a review of the controls' (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this annual report. In the course of the Evaluation, the CEO and CFO sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls, and to make modifications if and as necessary. Our external auditors also review Internal Controls in connection with their audit and review activities. Our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

Among other matters, we sought in our Evaluation to determine whether there were any significant deficiencies or material weaknesses in our Internal Controls, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, or whether we had identified any acts of fraud, whether or not material, involving management or other employees who have a significant role in our Internal Controls. This information was important for both the Evaluation, generally, and because the Rule 13a-14(a)/15d-14(a) Certifications, Item 5, require that the CEO and CFO disclose that information to our Board (audit committee), and to our independent auditors, and to report on related matters in this section of the annual report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions". These are control issues that could have significant adverse affect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce, to a relatively low level, the risk that misstatement cause by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employee in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Evaluation, and in each case, if a problem was identified, we considered what revisions, improvements and/or corrections to make in accordance with our ongoing procedures.

Conclusions. Based upon the Evaluation, the Company's CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to the Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principals generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.

ITEM  9.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

(a)  Identification  of  Directors

The following information, as of April 13, 2004 is furnished with respect to each Director and Executive Officer:

                                    Date of
Name  of  Director          Age     Service     Position  with  Company
------------------          ---     -------     -----------------------

Edward  A.  Roth             46        1997     Chairman,  President  &  CEO
Alisha  Roth                 38        1997     Secretary,  Treasurer,  Director
Barbara  Patigalia           53        1997     Director
Michael  J.  Bongiovanni     41        2000     Chief  Financial  Officer

All Directors serve for one-year terms, which expire at the annual shareholders meeting in 2004.

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

There have been no events under any bankruptcy act, any criminal proceedings and any judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the past 5 years.

Section  16(a)  Beneficial  Ownership  Reporting  Compliance

Based on information furnished to Registrant, no officer, director, or ten percent shareholder failed to file on a timely basis reports on Forms 3, 4, or 5 during the most recent two fiscal years.

AUDIT  COMMITTEE  FINANCIAL  EXPERT

The Company does not have a separately designated standing audit committee. Pursuant to Section 3(a)(58)(B) of the Exchange Act, the entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and our audits of the financial statements. The Commission recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an "audit committee financial expert" serving on its audit committee. In connection with these new requirements, our Board of Directors examined the Commission's definition of "audit committee financial expert" and concluded that we do not currently have a person that qualifies as such an expert. Presently, there are only four (4) directors serving on our Board, and we are not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an "audit committee financial expert", but we intend to retain an additional director who will qualify as such an expert, as soon as reasonably practicable. While neither of our current directors meets the qualifications of an "audit committee financial expert", each of our directors, by virtue of his past employment experience, has considerable knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities. Accordingly, we believe that our current directors capably fulfill the duties and responsibilities of an audit committee in the absence of such an expert.

CODE  OF  ETHICS

We are presently working with our legal counsel to prepare and adopt a code of ethics that applies to our principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions (the "Code of Ethics"). A draft of the Code of Ethics is attached hereto as Exhibit 14.1. The Code of Ethics is being designed with the intent to deter wrongdoing, and to promote the following:

- Honest and ethical conduct, including the ethical handling of actual or apparent conflicts if interest between personal and professional relationships
- Full, fair, accurate, timely and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer
-    Compliance  with  applicable  governmental  laws,  rules  and  regulations
- The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code
-    Accountability  for  adherence  to  the  code

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-KSB, any failure to comply therewith during the fiscal year ended December 2003. We believe that all of these filing requirements were satisfied by our executive officers, directors and by the beneficial owners of more than 10% of our common stock. In making this statement, we have relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

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



                                                Summary Compensation Table

Name and Position     Fiscal      Annual        Bonuses         Other       Restricted      LTIP       Restricted
                      Year        Salary                    Compensation   Stock Awards    Options    Stock Bonuses
-----------------     ------   ------------     -------     ------------   ------------    -------    -------------
                                   (1)            (2)            (3)           (4)


Edward  A.  Roth,       2003   $    250,000         -0-              -0-            -0-        -0-              -0-
CEO and President       2002   $    197,000         -0-              -0-            -0-        -0-              -0-
                        2001   $     65,000         -0-              -0-            -0-        -0-              -0-
-----------------     ------   ------------     -------     ------------   ------------    -------    -------------

Michael J.              2003   $     50,000         -0-              -0-         25,000        -0-              -0-
Bongiovanni,            2002   $     22,890         -0-              -0-         25,000        -0-              -0-
CFO                     2001   $     25,000         -0-              -0-            -0-        -0-              -0-
-----------------     ------   ------------     -------     ------------   ------------    -------    -------------

Alisha  Roth,           2003   $     75,000         -0-              -0-            -0-        -0-              -0-
Secretary,              2002   $     48,000         -0-              -0-            -0-        -0-              -0-
Treasurer               2001   $        -0-         -0-              -0-            -0-        -0-              -0-
-----------------     ------   ------------     -------     ------------   ------------    -------    -------------



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

Compensation  of  Directors

We pay our non-employee directors' 1,000 shares of the Company's restricted common stock per year for Directors' Meetings attended. It is anticipated that no more than twelve meetings will occur each year. Employee directors are not compensated for services rendered as directors of the company.

Employment Contracts and Termination of Employment and Change-In Control Arrangements

We are committed to two employment agreements through April 1, 2007. Pursuant to the agreements, Edward and Alisha Roth, two of the company's officers and majority shareholders shall receive total combined annual salaries of $325,000 and a combined 300,000 preferred shares per annum.

ITEM 11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners All persons known by the Registrant to own beneficially more than 5% of any class of the Company's outstanding stock on April 13, 2004, are listed below:


Title  of  Class     Name  and  Address     #  Shares     Nature  of  Ownership    Current  %  Owned
----------------     ------------------     ---------     ---------------------    -----------------

Common  Stock,       Edward A. Roth           934,000             (x)                     8.3%
$.001  Par Value     9900 W. Sample Rd.
                     Coral Springs, FL
                     33065
----------------     ------------------     ---------     ---------------------    -----------------
Preferred  Stock,    Edward  A.  Roth       1,550,000             (y)                     100%
$.001  Par  Value    9900 W. Sample Rd.
(z)                  Coral Springs, FL
                     33065
----------------     ------------------     ---------     ---------------------    -----------------



     (x)  Mr.  &  Mrs.  Roth  own  the  common  shares  as  joint  tenants.
     (y)  Mr.  &  Mrs.  Roth  own  the  preferred  shares  as  joint  tenants.
     (z) Each share of preferred stock is convertible into ten shares of common stock.

(b)  Security  Ownership  of  Management

The following table sets forth the number of shares owned beneficially on April 13, 2004, by each Director and by all Officers and Directors as a group. Information as to the beneficial ownership is based upon statements furnished to the Company by such persons.


Title  of  Class     Name  and  Address     #  Shares     Nature  of  Ownership    Current % Owned (w)
----------------     ------------------     ---------     ---------------------    -------------------
Common  Stock,       Edward A. Roth           934,000             (x)                     8.3%
$.001  Par Value     9900 W. Sample Rd.
                     Coral Springs, FL
                     33065
----------------     ------------------     ---------     ---------------------    -----------------
Common  Stock,       Michael  J.               70,000            Direct                    .6%
$.001  Par Value     Bongiovanni
                     17111  Kenton  Dr.
                     Charlotte, NC
                     28031
----------------     ------------------     ---------     ---------------------    -----------------
Common  Stock,       Barbara  Patagalia        67,000            Direct                    **
$.001  Par Value     9900 W. Sample Rd.
                     Coral Springs, FL
                     33065
----------------     ------------------     ---------     ---------------------    -----------------
Common  Stock,       All Officers and         934,000            Direct                   8.3%
$.001  Par Value     Directors as a Group
                     9900 W. Sample Rd.
                     Coral Springs, FL
                     33065
----------------     ------------------     ---------     ---------------------    -----------------
Preferred  Stock,    Edward  A.  Roth       1,550,000             (y)                     100%
$.001  Par  Value    9900 W. Sample Rd.
(z)                  Coral Springs, FL
                     33065
----------------     ------------------     ---------     ---------------------    -----------------



**  Less  than  .01%

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

ITEM 12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

(a) During 2003, we issued 6,000,000 shares, respectively, to Edward Roth and Alisha Roth, our officers and directors. These shares were issued as a result of the Roth's conversion of the aggregate of 600,000 shares of Series A Preferred Stock into common stock on a 10 to 1 basis.
(b)  During  2003,  we  enacted  a  50  for 1 reverse split of our common stock.
(c) During 2003, we issued 1,253,902 shares of our common stock to officers and outside consultants for services rendered.
(d) During 2003, we issued 2,000,000 restricted common shares to an unrelated entity for the purchase of a movie. See discussion above concerning this transaction.
(e)     During  2003, we sold common stock to investors and raised $95,628 cash.

ITEM 13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Financial  Statements

1. The following financial statements of HairMax International, Inc. & Subsidiaries are included in Part II, Item 7:

Independent  Auditors'  Report                                  14
Balance  Sheet-December  31,  2003                           15-16
Statements  of  Operations  -  years  ended
     December  31,  2003  and  2002          .               17-18
Statements  of  Cash  Flows  -  years  ended
     December  31,  2003  and  2002       .                  19-20
Statements  of  Stockholders'  Equity  -  years  ended
     December  31,  2003  and  2002                             21
Notes  to  Financial  Statements                             22-28

2.   Exhibits

Articles of incorporation, bylaws and related amendments are incorporated by reference to Exhibit No. 1 of Form 10-SB filed November 1999.

14.1   Code  of  Ethics
31.1.  Rule  13a-14(a)/15d-14(a)  Certifications  of  Chief  Executive  Officer
31.2.  Rule  13a-14(a)/15d-14(a)  Certifications  of  Chief  Financial  Officer
32.1.  Section  1350  Certifications  of  Chief  Executive  Officer
32.2.  Section  1350  Certifications  of  Chief  Financial  Officer

(b)  Reports  on  Form  8-K

We issued a report on Form 8-K during the three months ended December 31, 2003. Key components are as follows:

On October 27, 2003, the Registrant and Revenge Games, Inc., a Nevada corporation ("Revenge Games"), executed an Acquisition and Distribution Agreement (the "Distribution Agreement"), pursuant to which the Registrant agreed to acquire from Revenge Games the United States and worldwide rights to market, distribute, license, exhibit and exploit an action/adventure feature film known as "Lethal Games", which was produced by Revenge Games.
The term of the Distribution Agreement is for an unlimited number of years, subject, however, to any legal rights of termination that Revenge Games may have in the event of an uncured default by the Registrant in the performance of its obligations under the Distribution Agreement. In addition, pursuant to the Distribution Agreement, the Registrant makes no representation, warranty or guaranty to, or agreement with, Revenge Games as to the gross receipts that will be derived from the picture or the distribution, exhibition or exploitation thereof.
The purchase price the Registrant agreed to pay for the rights acquired under the Distribution Agreement is 2,000,000 shares of restricted stock of the Registrant.

ITEM 14.     PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

FEES  BILLED  FOR  AUDIT  AND  NON-AUDIT  SERVICES

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Perrella & Associates, ("Perrella") for our audit of the annual financial statements for the years ended December 31, 2002 and 2003, and all fees billed for other services rendered by Perrella during those periods.

Year  Ended  December  31                        2003              2002
-------------------------                      --------          --------
                                               Perrella          Perrella
                                               --------          --------
Audit  Fees  (1)                               $ 10,000   (2)    $ 10,000   (3)
Audit-Related  Fees  (2)                             --                --
Tax  Fees  (3)                                       --                --
All  Other  Fees  (4)                                --                --
Total  Accounting  Fees  and  Services         $ 10,000          $ 10,000

(1) Audit Fees. These are fees for professional services for our audit of the annual financial statements, and for the review of the financial statements included in our filings on Form 10-QSB, and for services that are normally provided in connection with statutory and regulatory filings or engagements.
(2) Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.
(3) Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.
(4) All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

PRE-APPROVAL  POLICY  FOR  AUDIT  AND  NON-AUDIT  SERVICES

We do not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before we engage an accountant. All of the services rendered to the Company by Perrella were pre-approved by our Board of Directors. We are presently working with our legal counsel to establish formal pre-approval policies and procedures for future engagements of our accountants. The new policies and procedures will be detailed as to the particular service, will require that the Board or an audit committee thereof be informed of each service, and will prohibit the delegation of pre-approval responsibilities to management. It is currently anticipated that our new policy will provide (i) for an annual pre-approval, by the Board or audit committee, of all audit, audit-related and non-audit services proposed to be rendered by the independent auditor for the fiscal year, as specifically described in the auditor's engagement letter, and (ii) that additional engagements of the auditor, which were not approved in the annual pre-approval process, and engagements that are anticipated to exceed previously approved thresholds, will be presented on a case-by-case basis, by the President or Controller, for pre-approval by the Board or audit committee, before management engages the auditors for any such purposes. The new policy and procedures may authorize the Board or audit committee to delegate, to one or more of its members, the authority to pre-approve certain permitted services, provided that the estimated fee for any such service does not exceed a specified dollar amount (to be determined). All pre-approvals shall be contingent on a finding, by the Board, audit committee, or delegate, as the case may be, that the provision of the proposed services is compatible with the maintenance of the auditor's independence in the conduct of its auditing functions. In no event shall any non-audit related service be approved that would result in the independent auditor no longer being considered independent under the applicable rules and regulations of the Securities and Exchange Commission.



                           --Signature Page Follows--

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         HAIRMAX  INTERNATIONAL,  INC.
                                         -----------------------------
                                        (Registrant)


                                         /s/  Michael  J.  Bongiovanni
                                         -----------------------------
Date:  April  13,  2004                  Michael  J.  Bongiovanni
                                         Chief  Financial  Officer


/s/  Edward  A.  Roth
---------------------
Edward  A.  Roth
President  &  CEO


/s/  Alisha  Roth
-----------------
Alisha  Roth
Secretary,  Treasurer,
Director


/s/  Barbara  Patagalia
-----------------------
Barbara  Patagalia
Director