Form 10KSB/A
period 2003-12-31
HAIRMAX INTERNATIONAL INC
filed 2004-04-22
CIK 821524

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

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes[  ]  No[X]

Number of shares of common stock outstanding as of April 13, 2004: 12,650,108 Number of shares of preferred stock outstanding as of April 13, 2004:
1,550,000

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


                The rest of this page is left intentionally blank
                -------------------------------------------------

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


                        Bid
                        ---
Quarter Ended       Low      High
-------------     ---------------

03/31/02            13.00   30.00
06/30/02             6.50   13.50
09/30/02             4.50    8.00
12/31/02             1.50    7.00
03/31/03             1.00    3.50
06/30/03              .50    2.00
09/30/03              .20    1.60
12/31/03              .19    1.14

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



/s/ Perrella & Associates, P.A.
-------------------------------
Perrella & Associates, P.A.



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
                                                                  --------------

STOCKHOLDERS'  DEFICIT
----------------------
   Series  A  convertible  preferred  stock
     ($.001  par  value;  40,000,000 shares
     authorized, 1,550,000 shares issued and
     outstanding)                                                          1,550
   Series  B  2%  convertible  preferred  stock
     ($.001  par  value;  1,000  shares
     authorized, -0- shares issued and
     outstanding)                                                              -
   Common  stock  ($.001 par value, 100,000,000
     shares authorized; 9,629,858 shares
     issued and outstanding)                                               9,630
   Additional paid in capital                                          5,615,303
   Accumulated deficit                                                (5,685,408)
                                                                  --------------
      TOTAL STOCKHOLDERS' DEFICIT                                        (58,925)
                                                                  --------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $       90,697
                                                                  ==============




The accompanying notes are an integral part of these consolidated financial statements.




                   HAIRMAX INTERNATIONAL CORP. & SUBSIDIARIES
                      Consolidated Statements of Operations
                  For the years ended December 31,2003 and 2002
================================================================================


                                                      2003               2002
                                                   ----------         ----------


REVENUE  AND  COST  OF  SALES:
   Sales - cleaning                               $   210,190        $   318,709
   Sales - beauty salons                              266,391            223,501
   Cost of sales - cleaning                          (172,298)          (247,106)
   Cost of sales - beauty salons                      (11,391)            (9,104)
                                                   ----------         ----------
      Gross Profit                                    292,892            286,000

EXPENSES:

   Stock issued for services                        1,008,581            383,590
   Selling, general and administrative                601,358            788,200
                                                   ----------         ----------
      Total Expenses                                1,609,939          1,171,790
                                                   ----------         ----------

      Loss from Operations                        $(1,317,047)       $  (885,790)

OTHER INCOME (EXPENSE):
   Unrealized gain (loss) on trading securities         5,416             (1,500)
                                                   ----------         ----------
   Loss from impairment of asset acquisition       (2,200,000)                 -
   Interest expense                                    (1,656)              (500)
                                                   ----------         ----------
      Total Other Income (Expenses)                (2,196,240)            (2,000)
                                                   ----------         ----------

      NET LOSS                                    $(3,513,287)       $  (887,790)
                                                   ==========         ==========


   Basic and fully diluted net loss
     per common share                              $     (1.92)       $     (3.13)
                                                   ==========         ==========

   Weighted Average Shares Outstanding,
     basic and fully diluted                        1,827,957            283,542
                                                   ==========         ==========





The accompanying notes are an integral part of these consolidated financial statements.




                                         HAIRMAX INTERNATIONAL CORP. & SUBSIDIARIES
                                Consolidated Statements of Changes in Stockholders' Deficit
                                         For the years ended December 31, 2003 and 2002
===============================================================================================================================

                               Series "A"         Series "B"
                               Convertible        2% Convertible
                               Preferred Stock,   Preferred Stock,       Common Stock,
                               $0.001 Par         $0.001 Par             $0.001 Par
                               ----------------   ---------------------  ----------------  Additional
                                                                                           Paid-in      Accumulated
                               Shares    Amount     Shares      Amount    Shares   Amount  Capital      Deficit        Totals
                               ------    ------   ----------   --------  --------  ------  ----------   -----------   ---------

Balances, January 1, 2002     950,000    $  950            -   $      -    29,327  $   29  $1,360,918   $(1,284,331)  $  77,566

Common stock issued for
services received                   -         -            -          -    36,694      37     383,553             -     383,590

Equity placement to investors       -         -            -          -         -       -     200,000             -     200,000

Common shares in escrow for
equity placement                    -         -            -          -   600,000     600        (600)            -           -

Warrants issued                     -         -            -          -         -       -     327,758             -     327,758

Conversion of preferred
shares into common shares
by officers                  (200,000)     (200)           -          -    40,000      40         160             -           -

Net loss for the year               -         -            -          -         -       -           -      (887,790)   (887,790)
                               ------    ------   ----------   --------  --------  ------  ----------   -----------   ---------

Balances, December 31, 2002   750,000    $  750            -          -   706,021  $  706  $2,271,789   $(2,172,121)  $ 101,124

Common stock issued for
services received                   -         -            -          - 1,253,902   1,254     847,327             -     848,581
                               ------    ------   ----------   --------  --------  ------  ----------   -----------   ---------

Preferred stock issued
for services received       1,400,000     1,400            -          -         -       -     158,600             -     160,000

Contributed capital
- stock returned by
officers                            -         -            -          -   (49,408)    (49)     49,359             -      49,310

Return of common stock
previously in escrow for
equity placement                    -         -            -          -  (280,657)   (281)     95,628             -      95,347

Issuance of common stock
for asset acquisition               -         -            -          - 2,000,000   2,000   2,198,000             -   2,200,000

Conversion of preferred
shares into common
shares by officers           (600,000)     (600)           -          - 6,000,000   6,000      (5,400)            -           -

Net loss for the year               -         -            -          -         -       -           -    (3,513,287) (3,513,287)
                               ------    ------   ----------   --------  --------  ------  ----------   -----------   ---------

Balances, December 31, 200  1,550,000    $1,550            -          - 9,629,858  $9,630  $5,615,303  $(5,685,408)    $(58,925)
                               ======    ======   ==========   ========  ========  ======  ==========   ===========   =========


The accompanying notes are an integral part of these consolidated financial statements.



                   HAIRMAX INTERNATIONAL CORP. & SUBSIDIARIES
                      Consolidate Statements of Cash Flows
                 For the years ended December 31, 2003 and 2002
================================================================================


                                                      2003               2002
                                                   ----------         ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                       $(3,513,287)       $  (887,790)
   Adjustments to reconcile net loss to net
   cash (used in) operating activities:
      Depreciation                                     18,250             10,275
      Common stock issued for services                848,581            383,590
      Preferred stock issued for services             160,000                  -
      Loss from impairment of asset acquisition     2,200,000                  -
      Interest accrued on shareholder loan payable      1,656                  -
      Warrants issued                                       -            327,758
      Unrealized (gain) loss on trading securities     (5,416)             1,743
     (Increase) decrease in operating assets:
         Accounts receivable                                -                903
         Inventory                                          -              1,200
         Prepaid expenses                                   -             90,000
                   Deposits                                 -             (2,226)
      Increase (decrease) in operating liabilities
         Accounts payable and accrued expenses         85,594               (299)
                                                   ----------         ----------
         NET CASH USED IN OPERATING ACTIVITIES       (204,622)           (74,846)
                                                   ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                (53,349)           (23,341)
                                                   ----------         ----------
         NET CASH USED IN INVESTING ACTIVITIES        (53,349)           (23,341)
                                                   ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from shareholder loan payable              67,500             25,000
   Repayment of shareholder loan payable                    -            (25,000)
   Outstanding checks in excess of bank balance             -            (11,664)
   Proceeds from equity placement                      95,628            200,000
   Principal repayments under capitalized lease             -             (2,313)
                                                   ----------         ----------
         NET CASH PROVIDED BY FINANCING ACTIVITIES    163,128            186,023
                                                   ----------         ----------

         NET INCREASE (DECREASE) IN CASH
         AND CASH EQUIVALENTS                         (94,843)            87,836

CASH AND CASH EQUIVALENTS,
   BEGINNING OF THE YEAR                               98,837             11,001
                                                   ----------         ----------

   END OF THE YEAR                                 $    3,994         $   98,837
                                                   ==========         ==========

SUPPLEMENTARY CASH FLOW INFORMATION OF NON-CASH FINANCING:
----------------------------------------------------------
   Common stock issued to officers for services    $  245,050         $  231,890
                                                   ==========         ==========
   Common stock issued to others for services      $  603,531         $  151,700
                                                   ==========         ==========
   Preferred stock issued to officers for services $  160,000         $        -
                                                   ==========         ==========
   Warrants issued                                 $        -         $  327,758
                                                   ==========         ==========
   Cash paid for interest expense                  $        -         $        -
                                                   ==========         ==========
   Common stock issued for purchase of assets      $2,200,000         $        -
                                                   ==========         ==========


The accompanying notes are an integral part of these consolidated financial statements.




                    HAIRMAX INTERNATIONAL CORP. & SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                 For the Years Ended December 31, 2003 and 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

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


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
---------------------------------------------------------------

Revenue  Recognition-  Revenue  for  the  residential  cleaning  operations  is
--------------------
recognized when cleaning services are performed. Revenues for beauty salon services are recognized when the services are rendered. Revenues for beauty products are recognized when the retail products are sold at the beauty salon locations.

Advertising  -  The  Company  charges  the  costs of advertising to expense when
-----------
incurred. Advertising expense for the years ended December 31, 2003 and 2002 was $52,256 and $36,488, respectively.

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


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
---------------------------------------------------------------

Recent  Accounting  Pronouncements  -In  June  2001,  the Financial Board issued
-------------------------------------
Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" which addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value cannot be made. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect SFAS No. 143 to have a material effect on its financial condition or cash flows.

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


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
---------------------------------------------------------------

In January 2003, the EITF released Issue No. 00-21, ("EITF 00-21"), "Revenue Arrangements with Multiple Deliveries", which addressed certain aspects of the accounting by a vendor for arrangement under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses whether an arrangement contains more than one unit of accounting and the measurement and allocation to the separate units of accounting in the arrangement. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this standard will not have an impact on the Company's financial statements.

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


NOTE B - GOING CONCERN
----------------------

The Company has suffered recurring losses from operations, has negative working capital and has a stockholders' deficit as of December 31, 2003. In addition, the Company has yet to generate an internal cash flow from its business operations. These factors raise substantial doubt as to the ability of the Company to continue as a going concern.

Management's plans with regard to these matters encompass the following actions:
1) obtain funding from new investors to alleviate the Company's capital deficiency, 2) implement a plan focusing on developing and expanding its HairMax subsidiaries through increased sales and marketing efforts, and 3) develop a new acquisition strategy to acquire small, privately held hair salons. The Company's continued existence is dependent upon its ability to resolve it liquidity problems and increase profitability in its current business operations. However, the outcome of management's plans cannot be ascertained with any degree of certainty. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.


NOTE C - EQUITY PLACEMENT
-------------------------

On October 24, 2002, the Company entered into an equity placement agreement ("agreement") pursuant to Rule 504 of Regulation D (formerly referred to as an acquisition) whereby the Company acquired the assets of an unrelated Colorado corporation consisting of $200,000 cash and a $550,000 promissory note receivable due on or before February 20, 2003. All liabilities of the corporation were discharged prior to the merger. As consideration, as stipulated in the agreement, the Company issued 1,000 common shares and 750 shares of its newly created Series B 2% convertible preferred stock in 2003 to the corporation's sole shareholder. There were no operations of the corporation prior to the agreement and because the agreement does not meet the conditions of a significant acquisition, pro forma information has not been provided.

On March 28, 2003, a Modification agreement to the promissory note was executed modifying the payment terms on the note. HEM Mutual Assurance, LLC, the maker of the note, agreed to make weekly $30,000 payments until the note was paid in full. The modification agreement also stipulated a termination clause by either party upon written notice. The Company received $95,628 in payments prior to termination in May 2003 and the previously issued common stock from the original agreement was returned to the Company.

NOTE D - CONVERTIBLE PREFERRED STOCK
------------------------------------

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


NOTE E - COMMON STOCK
---------------------
During the year ended December 31, 2003, the Company enacted a 50 for 1 reverse stock split on its common stock. All common stock amounts in the accompanying financial statements have been retroactively restated to reflect this capitalization change.

During the year ending December 31, 2003, the Company filed a Certificate of Amendment to Articles of Incorporation with the State of Nevada to decrease the number of authorized common shares to 100,000,000, with a continued par value of $.001. A majority of the Company's shareholders voted to approve this transaction.

During the year ended December, 31 2003, the Company issued 1,253,902 shares of its common stock for services rendered by officers and outside consultants. The shares were valued at the date of issuance yielding an aggregate fair value of $848,581, which was expensed during the year.

During the year ended December 31, 2003, the Company issued 2,000,000 restricted common shares to an unrelated entity for the purchase of a movie. This unrelated entity to date has not delivered title or any other item related to the movie. The Company has filed legal proceedings against the entity and its majority owner seeking compensatory and punitive damages (See Note K). The value of the asset was recorded at the fair value of the common stock as of the date of the agreement. The uncertainty of the value is not determinable by the Company. As a result, an impairment of the asset value has been recorded in the amount of $2,200,000 at December 31, 2003.

During the year ended December, 31 2002, the Company issued 1,835,000 shares of its common stock for services rendered by officers and outside consultants. The shares were valued at the date of issuance yielding an aggregate fair value of $383,590, which was expensed during the year.

Pursuant to the 2002 agreement discussed in footnote C above, the Company issued 600,000 common shares to an independent law firm acting as legal escrow agent. These common shares are considered as outstanding for purposes of the weighted average share computation in the accompanying statements of operations. These common shares are reserved for future exercise of warrants issued during 2002 as discussed in footnote F below and the future, if any, redemption of the series B convertible preferred stock discussed above herein.

During the years ended December 31, 2003 and 2002, $95,628 and $200,000 were collected from the sale of common stock from investors in equity placements, respectively.


NOTE F - STOCK WARRANTS
-----------------------

During 2002, the Company issued stock warrants to the entity associated with the 2002 acquisition as discussed above in footnote D. The stock warrants allow the entity to purchase shares of the Company's stock at a price per share per the warrant agreement of $.001. The warrants allow the entity to purchase one common share of the Company's stock for each warrant.

The warrants expire in August 2007 per the warrant agreement. The Company did not grant any registration rights with respect to any shares of common stock issuable upon exercise of the warrants. During the year ended December 31, 2002, the Company recorded an expense of $327,758, equal to the estimated fair value of the options at the date of grants. The fair market value was calculated using the Black-Scholes options pricing model, assuming 5% risk-free interest, 0% dividend yield, 60% volatility, and an expected life of five years. In May 2003, as a result of the termination of the agreement and equity placement in Note C, these stock warrants were cancelled.


NOTE G - COMMITMENTS
--------------------

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


NOTE  H - INCOME TAXES
----------------------

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
                                                           ====          ====


NOTE I - RELATED PARTY TRANSACTIONS
-----------------------------------

During the year ended December 31, 2002, the Company borrowed $25,000 from its majority shareholder to assist in funding for the merger disclosed in footnote
C. The transaction was supported by a promissory note bearing interest of 15% interest per annum. The note and related interest were paid in October 2002 and no liability exists for the Company at December 31, 2002.


NOTE I - RELATED PARTY TRANSACTIONS (continued)
-----------------------------------------------

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
     ---------------------
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

NOTE  J  -  SEGMENT  INFORMATION  (continued)
---------------------------------------------


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


NOTE K - LITIGATION
-------------------

On December 1, 2003 a shareholder and former officer of the Company filed a complaint against the Company seeking to be recognized as Chairman and Secretary of the Company and to remove certain current directors from the Company. In December, 2003 a U.S. District Judge denied the plaintiff's allegations and ruled in favor of the Company deigning the plaintiff request for a preliminary injunction. Among other matters, the judge ruled that the former officer controlled less than two-thirds of required votes for a director's removal.

In addition, the Judge concluded that the former officer "has unclean hands in this case, which weighs in favor of denying the injunction" and that the former officer induced the Company to issue 2,000,000 shares of its common stock (See Note E) to Revenge Games, Inc., ("RGI") an allegedly independent entity. RGI appears to be under plaintiff's control and the Company's shares paid to RGI appear to have been secured in order to obtain control of the Company. Finally, the Judge concluded that the former officer's testimony was impeached and lacks credibility as he was enjoined in an Arizona Court in a similar case for corporate control.

The Company filed a counter claim in December 2003 that includes causes of action for fraud, intentional and negligent misrepresentation, libel and related matters. The Company's complaint seeks compensatory and punitive damages in an amount equal to $5.0 million for the damage caused by the former officer's action. The ultimate outcome in these matters can not be determined at this time. There exists the possibility of a material adverse impact on the results of operations of the period in which the matter is ultimately resolved, or an unfavorable outcome becomes probable and reasonably estimable.


NOTE L - SUBSEQUENT EVENTS
--------------------------

Subsequent to December 31, 2003, the Company issued 3,020,250 shares of its common stock for services rendered by its officers and outside consultants. The shares were valued at the date of issuance yielding an aggregate fair value of $246,023.


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

(a)     Identification of Directors

The following information, as of April 13, 2004 is furnished with respect to each Director and Executive Officer:

                                    Date of
Name  of  Director          Age     Service     Position  with  Company
------------------------    ---     -------     --------------------------------

Edward  A.  Roth             46        1997     Chairman,  President  &  CEO
Alisha  Roth                 38        1997     Secretary,  Treasurer,  Director
Barbara  Patigalia           53        1997     Director
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


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Financial  Statements

1. The following financial statements of HairMax International, Inc. & Subsidiaries are included in Part II, Item 7:

Independent Auditors' Report                                   14
Balance Sheet-December 31, 2003                             15-16
Statements of Operations - years ended
     December 31, 2003 and 2002                             17-18
Statements of Cash Flows - years ended
     December 31, 2003 and 2002                             19-20
Statements of Stockholders' Equity - years ended
     December 31, 2003 and 2002                                21
Notes to Financial Statements                               22-28

2.   Exhibits

Articles of incorporation, bylaws and related amendments are incorporated by reference to Exhibit No. 1 of Form 10-SB filed November 1999.

14.1.  Code  of  Ethics
31.1.  Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2.  Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer
32.1.  Section  1350  Certifications  of  Chief  Executive  Officer
32.1.  Section  1350  Certifications  of  Chief  Financial  Officer

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


                                        HAIRMAX INTERNATIONAL, INC.
                                        ---------------------------
                                       (Registrant)


                                        /s/ Michael J. Bongiovanni
                                        --------------------------
Date:  April 13, 2004                   Michael J. Bongiovanni
                                        Chief Financial Officer



/s/ Edward A. Roth
------------------
Edward A. Roth
President & CEO



/s/ Alisha Roth
---------------
Alisha Roth
Secretary, Treasurer,
Director



/s/ Barbara Patagalia
---------------------
Barbara Patagalia
Director