Form 10QSB
period 2004-03-31
HAIRMAX INTERNATIONAL INC
filed 2004-05-27
CIK 821524

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2004

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number  of  shares  of  common  stock  outstanding  as  of
May  26,  2004:  17,788,108

Number  of  shares  of  preferred  stock  outstanding  as  of
May  26,  2004:  2,850,000



                              INDEX TO FORM 10-QSB
                              --------------------

                                                                        Page No.
                                                                        --------
PART I
------

Item  1.  Financial Statements

          Condensed Consolidated Balance Sheet
          - March 31, 2004 (unaudited)                                         3

          Condensed Consolidated Statements of Operations
          - Three Months Ended March 31, 2004 and 2003 (unaudited)             4

          Condensed Consolidated Statements of Cash Flows
          - Three Months Ended March 31, 2004 and 2003 (unaudited)             5

          Notes to Condensed Consolidated Financial Statements
         (unaudited)                                                         6-7

Item  2.  Management's Discussion and Analysis of Financial Condition
          And Results of Operations                                         8-12

Item  3.  Quantitative and Qualitative Disclosures About Market Risk          12

Item  4.  Controls and Procedures                                             12

PART II
-------

Item  1.  Legal Proceedings                                                   13

Item  2.  Changes in Securities                                               13

Item  3.  Defaults Upon Senior Securities                                     14

Item  4.  Submission of Matters to a Vote of Security Holders                 14

Item  5.  Other Information                                                   14



ITEM  1.
--------



                   HAIRMAX INTERNATIONAL CORP. & SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        AS OF MARCH 31, 2004 (UNAUDITED)
================================================================================


                                     ASSETS
                                     ------

CURRENT ASSETS:
---------------
   Cash and cash equivalents                                          $    1,936
   Marketable securities                                                   6,374
   Inventory                                                                 500
                                                                      ----------
      TOTAL CURRENT ASSETS                                                 8,810

PROPERTY AND EQUIPMENT:
-----------------------
   Property and equipment                                                136,791
   Accumulated depreciation                                              (69,886)
                                                                      ----------
      NET FIXED ASSETS                                                    66,905

OTHER ASSETS:
-------------
   Deposits                                                                8,882
                                                                      ----------
      TOTAL OTHER ASSETS                                                   8,882
                                                                      ----------

      TOTAL ASSETS                                                    $   84,597
                                                                      ==========



          See accompanying notes to consolidated financial statements





                   HAIRMAX INTERNATIONAL CORP. & SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)
                        AS OF MARCH 31, 2004 (UNAUDITED)
================================================================================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES
-------------------
   Accounts payable and accrued expenses                              $  118,506
   Shareholder loan payable                                               70,537
                                                                      ----------
      TOTAL CURRENT LIABILITIES                                          189,043
                                                                      ----------

STOCKHOLDERS' DEFICIT
---------------------
   Series A convertible preferred stock ($.001 par value;
     40,000,000 shares authorized, 1,550,000 shares issued
     and outstanding)                                                      1,550
   Series B 2% convertible preferred stock ($.001 par value;
     1,000 shares authorized, -0- shares issued and outstanding)               -
   Common stock ($.001 par value, 100,000,000 shares
     authorized; 11,256,108 issued and outstanding)                       11,256
   Additional paid in capital                                          5,850,669
   Retained deficit                                                   (5,967,921)
                                                                      ----------
      TOTAL STOCKHOLDERS' DEFICIT                                       (104,446)
                                                                      ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $   84,597
                                                                      ==========



          See accompanying notes to consolidated financial statements






                   HAIRMAX INTERNATIONAL CORP. & SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                FOR THE THREE MONTHS ENDED MARCH, 2004 AND 2003
==================================================================================

                                                   Three Months  Ended March 31,
                                                      2004               2003
                                                   ----------         ----------

REVENUES:
---------
   Sales                                           $  175,369         $  121,098
   Cost of sales                                      (44,197)           (45,751)
                                                   ----------         ----------
      GROSS PROFIT                                    131,172             75,347

EXPENSES:
---------
   Common stock issued for consulting services        236,992             10,000
   Other selling, general and administrative          176,270            116,580
                                                   ----------         ----------
      TOTAL EXPENSES                                  413,262            126,580
                                                   ----------         ----------

      OPERATING LOSS                               $ (282,090)        $  (51,233)

OTHER EXPENSE:
--------------
   Unrealized gain on marketable securities        $      958         $        -
   Interest                                            (1,381)                 -
                                                   ----------         ----------

      NET LOSS                                     $ (282,513)        $  (51,233)
                                                   ==========         ==========

   Net loss per share - basic and fully diluted    $    (0.03)        $    (0.03)
                                                   ==========         ==========

   Weighted average shares outstanding             10,439,296          1,770,886
                                                   ==========         ==========







          See accompanying notes to consolidated financial statements





                   HAIRMAX INTERNATIONAL CORP. & SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
==================================================================================

                                                      2004               2003
                                                   ----------         ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
   Net loss                                        $ (282,513)        $  (51,233)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
      Depreciation                                      5,000              2,500
      Common stock issued for services                236,992             10,000
      Unrealized gain on maretable securities            (958)
      Increase (decrease) in operating liabilities:
         Accrued interest on shareholder loan payable   1,381
         Accounts payable and accrued expenses         38,040                684
                                                   ----------         ----------
         NET CASH USED IN OPERATING ACTIVITIES         (2,058)           (38,049)
                                                   ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------
   Proceeds from shareholder loan payable                   -                  -
                                                   ----------         ----------
         NET CASH PROVIDED BY FINANCING
         ACTIVITIES                                         -                  -
                                                   ----------         ----------

         NET DECREASE IN CASH AND CASH EQUIVALENTS     (2,058)           (38,049)

CASH AND CASH EQUIVALENTS
   BEGINNING OF THE PERIOD                              3,994             98,837
                                                   ----------         ----------

   END OF THE PERIOD                               $    1,936         $   60,788
                                                   ==========         ==========

SUPPLEMENTARY CASH FLOW INFORMATION OF NON-CASH FINANCING:
----------------------------------------------------------

   Common stock issued for services                $  236,992         $   10,000
                                                   ==========         ==========
   Interest paid                                   $        -         $        -
                                                   ==========         ==========
   Income taxes paid                               $        -         $        -
                                                   ==========         ==========



          See accompanying notes to consolidated financial statements






              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                   HAIRMAX INTERNATIONAL CORP. & SUBSIDIARIES
                           March 31, 2004 (UNAUDITED)


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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at March 31, 2004, the results of operations for the three month period ended March 31, 2004 and 2003, and cash flows for the three months ended March 31, 2004 and 2003. The results for the period ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2004. These financial statement should be read in conjunction with the financial statements and notes for the year ended December 31, 2003 appearing in the Company's annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

Revenue  Recognition -  Revenue  for  the  residential  cleaning  operations  is
--------------------
recognized when cleaning services are performed. Revenues for beauty salon services are recognized when the services are rendered. Revenues for beauty products are recognized when the retail products are sold at the beauty salon locations

Management's  Use  of  Estimates  -  The  preparation of financial statements in
--------------------------------
conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Loss  Per  Share  -  We  report  loss  per share in accordance with Statement of
----------------
Financial Accounting Standard (SFAS) No.128. This statement requires dual presentation of basic and diluted earnings (loss) with a reconciliation of the numerator and denominator of the loss per share computations. Basic earnings per share amounts are based on the weighted average shares of common outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. There were no adjustments required to net loss for the period presented in the computation of diluted earnings per share.

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

                                       2004                      2003
                                    ----------                ----------

Revenue:
--------
Residential cleaning                $   59,544                $   61,276
Beauty salons                          125,825                    59,822
                                    ----------                ----------
                                    $  175,369                $  121,098

Net Loss:
---------
Residential cleaning                $  (69,021)               $  (69,087)
Beauty salons                         (214,450)                   17,854
                                    ----------                ----------
                                    $ (283,471)               $  (51,233)

Identifiable Assets:
--------------------
Residential cleaning                $   29,452                $   33,953
Beauty salons                           54,187                    70,523
                                    ----------                ----------
                                    $   83,639                $  104,476

NOTE  3  -  COMMITMENTS

The Company is committed to two employment agreements through April 1, 2007. Pursuant to the agreements, two of the Company's officers and majority shareholders shall receive total combined annual salaries of $325,000 and a combined 300,000 preferred shares per annum.

NOTE  4  -  COMMON  STOCK  AND  RELATED  PARTY  TRANSACTIONS

During the quarter ended March 31, 2004, the Company issued 1,219,500 and 406,750 shares of its common stock for services rendered by officers and outside consultants, respectively. The shares were valued at the date of issuance yielding an aggregate fair value of $191,905 and $45,087 for shares issued to officers and outside consultants, respectively.

NOTE  5  -  SUBSEQUENT  EVENTS  IN  EQUITY  TRANSACTIONS

Subsequent to March 31, 2004, the Company issued 5,175,000 shares of its common stock for services to be rendered by its officers over the following 18 months. The shares were valued at the date of issuance yielding an aggregate fair value of $537,900.

Subsequent to March 31, 2004, the Company issued 1,200,000 shares of its common stock for services rendered in its cleaning services business. The shares were valued at the date of issuance yielding an aggregate fair value of $132,000.

On April 27,2004 the Company issued 300,000 shares of its Preferred Class A shares to officers pursuant to their employment contracts.

On April 27, 2004 the Company issued 1,000,000 shares of its Preferred Class A shares to an officer in satisfaction of of the entire shareholder loan payable.

NOTE  6  -  GOING  CONCERN

We have suffered recurring losses from operations, have a negative working capital and have a stockholders' deficit as of March 31, 2004. In addition, we have yet to generate an internal cash flow from its business operations. These factors raise substantial doubt as to our ability to continue as a going concern.

Management's plans with regard to these matters encompass the following actions:
1) obtain funding from new investors to alleviate our capital deficiency, 2) implement a plan focusing on developing and expanding our subsidiaries through increased sales and marketing efforts, and 3) develop a new acquisition strategy to acquire small, privately held hair salons. Our continued existence is dependent upon its ability to resolve it liquidity problems and increase profitability in its current business operations. However, the outcome of management's plans cannot be ascertained with any degree of certainty. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

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

Hairmax International's business plan entails developing hairstyling salons and marketing the company's services, through a niche concept, "WE STYLE FOR LESS", including marketing our own private label beauty products through these operations. Hairmax International is also pursuing the development of its "HAIRMAX" franchise concept, which it expects to launch and market in 2005, we expect to have five operating salons, in place, and a training center in South Florida. We are presently working with several business development consultants, and plans to pursue celebrity affiliation with the Hairmax concept, and the franchise development program. There are currently three HairMax stores in South Florida. HairMax of Nevada, inc. currently operates two stores in Nevada. Overall we plan on acquiring existing salon operations, from private owners. In our opinion, we will be able to increase sales significantly, by purchasing successful salon operations, and add them to our portfolio of developing companies. We recently targeted several potential salons, and expects aggressively seek to purchase them, if we are successful in negotiating for acquisition plans to expand internationally.

We expect to add at least 18 employees, through our subsidiary companies during the next 12 months to our retail operations. We are unable to determine how many additional employees will be required for support operations. The corporate staff of four office employees and various consultants that are presently on staff will manage new employees.

Initial plans are for multiple store locations in South Palm Beach County, Dade County and Broward County, Florida, as soon as appropriate locations are selected. In June 2002, the company made application with the U.S. Patent and Trademark office, to gain exclusive rights to the name and logo for "Hair Max", the registration is still pending.

RESULTS  OF  OPERATIONS
-----------------------

Net  Loss

The  company  had  a net loss of $(283,471) and $(51,233), or $(.03) and $(.001)
per common share, for the three months ended March 31, 2004 and 2003, respectively. The change in net loss was primarily due to an increase in common shares issued for professional services rendered and salaries for officers.

Sales

Cleaning revenues decreased $1,732 or 2.8% to $59,544 for the three months ended March 31, 2004, from $61,276 for the three months ended March 31, 2003. The decrease was primarily due a decline in cleaning division demand in the first quarter of 2004 compared to the comparable period in 2003. The Company is also concentrating more on its beauty salon segment. Average selling prices and gross margins remained fairly constant. Beauty salon revenues increased $66,003 or 110% to $125,825 for the three months ended March 31, 2004 as compared with $59,822 for the three months ended March 31, 2003. The increase in the first quarter of 2004 was primarily due increased demand due to stores being matured in the areas opened.

Expenses

Selling, general, and administrative expenses for the three months ended March 31, 2004 increased $286,682 or 226% to $413,262. In comparison with the three month period ended March 31, 2003 amount of $126,580, consulting and payroll increased due to common stock issuances for professional services rendered and salaries for officers in the first quarter of 2004. There were 1,626,250 common shares issued to consultants and officers in the first quarter of 2004 that were valued at the closing stock prices at the dates of issuances, or $236,992 in total. After March 31, 2004, there were 1,000,000 preferred shares issued to an officer in satisfaction of the entire shareholder loan payable. After March 31, 2004, there was also 250,000 and 50,000 preferred shares issued to officers as annual compensation according to the employment agreements with them and as mentioned in Note 3 above.

Liquidity  and  Capital  Resources

On March 31, 2004, we had cash of $1,936 and a working capital deficit of $181,191. This compares with cash of $3,994 and a working capital deficit of $139,712 at December 31, 2003. The decrease in cash and working capital was due to an increase in net loss for the first quarter of 2004. Operating activities had a net usage of cash in the amount of $2,058 during the three months ended March 31, 2004 reflecting an excess of expenditures over revenues.

Net cash used in operating activities was $2,058 for the three months ended March 31, 2004 as compared with net cash used in operating activities of $38,049 for the same period ended March 31, 2003. The decrease in cash used was primarily attributable to a decrease in cash used in operations for the 2004 period.

Net cash provided by financing activities was for the three months ended March 31, 2004 was $-0- as compared with net cash provided by financing activities of $-0- for the three months ended March 31, 2003. There was no increase or decrease in net cash provided by financing activities as interest accrued on the shareholder loan made by the officer to us was included in operating activities.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
--------

We do not have any material risk with respect to changes in foreign currency exchange rates, commodities prices or interest rates. We do not believe that we have any other relevant market risk with respect to the categories intended to be discussed in this item of this report.

ITEM  4.  CONTROLS  AND  PROCEDURES
--------

(a) As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13(a)-15(e)) pursuant to the Exchange Act Rule 13(a)-14. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

(b) No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


PART II. OTHER INFORMATION
--------

Item  1.  Legal Proceedings

None.

Item  2.  Changes in Securities

During the three months ended March 31, 2004, we issued 3,146,000 and 1,065,000 registered common shares to Edward Roth and Alisha Roth pursuant to their employment agreements.

During the three months ended March 31, 2004, we issued 726,250 registered common shares to various consultants for services rendered during the quarter then ended.

There were no unregistered sales of securities during the three months ended March 31, 2004.

Item  3.  Defaults Upon Senior Securities

None.

Item  4.  Submission of Matters to a Vote of Security Holders

A majority of the security holders voted to issue common stock to various officers and consultants during the three months ended March 31, 2004.

Item  5.  Other Information
None.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits  are  incorporated  by  reference.
(b) b) On January 2, 2004, we filed an 8-K that disclosed the favorable outcome to our litigation against David Dadon.
(c)  --Signature  page  follows-



                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         HAIRMAX INTERNATIONAL, INC.,
                                        (Registrant)


                                         /S/ Michael J. Bongiovanni
Date:  May 26, 2004                      --------------------------
                                         Michael J. Bongiovanni
                                         Chief  Financial  Officer




                                         /S/ Edward A. Roth
Date:  May 26, 2004                      ------------------
                                         Edward A. Roth
                                         Chief  Executive  Officer