Form 10QSB
period 2004-06-30
HAIRMAX INTERNATIONAL INC
filed 2004-08-18
CIK 821524

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2004

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number  of  shares  of  common  stock  outstanding  as  of
August  18,  2004:  202,295,501

Number  of  shares  of  preferred  stock  outstanding  as  of
August  18,  2004:  2,850,000



                              INDEX TO FORM 10-QSB
                              --------------------

                                                                       Page  No.
                                                                       ---------

PART  I
-------

Item  1.  Financial  Statements

          Condensed Consolidated Balance Sheet
          - June 30, 2004 (unaudited)                                          3

          Condensed Consolidated Statements of Operations
          - Three and Six Months Ended June 30, 2004
          and 2003 (unaudited)                                                 4

          Condensed Consolidated Statements of Cash Flows
          - Six Months Ended June 30, 2004 and 2003 (unaudited)                5

          Notes to Condensed Consolidated
          Financial Statements (unaudited)                                   6-7

Item  2.  Management's Discussion and Analysis of Financial Condition
          And  Results  of  Operations                                      8-12

Item  3.  Quantitative and Qualitative Disclosures About Market Risk          12

Item  4.  Controls  and  Procedures                                           12

PART  II
--------

Item  1.  Legal  Proceedings                                                  13

Item  2.  Changes  in  Securities                                             13

Item  3.  Defaults Upon Senior Securities                                     14

Item  4.  Submission of Matters to a Vote of Security Holders                 14

Item  5.  Other  Information                                                  14





ITEM  1.
--------


                   HAIRMAX INTERNATIONAL CORP. & SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        AS OF JUNE 30, 2004 (UNAUDITED)
==============================================================================

                                     ASSETS
                                     ------

CURRENT  ASSETS:
----------------
   Cash and cash equivalents                                    $        2,426
   Marketable securities                                                 5,416
   Inventory                                                               500
                                                                --------------
      TOTAL CURRENT ASSETS                                               8,342

PROPERTY  AND  EQUIPMENT
------------------------
   Property and equipment                                              136,791
   Accumulated depreciation                                            (74,886)
                                                                --------------
      NET FIXED ASSETS                                                  61,905

OTHER  ASSETS:
--------------
   Deposits                                                              8,882
                                                                --------------
      TOTAL OTHER ASSETS                                                 8,882
                                                                --------------

      TOTAL ASSETS                                              $       79,129
                                                                ==============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT  LIABILITIES
--------------------
   Accounts payable and accrued expenses                        $      100,752
   Shareholder loan payable                                                444
                                                                --------------
      TOTAL CURRENT LIABILITIES                                        101,196
                                                                --------------

STOCKHOLDERS'  DEFICIT
----------------------
   Series A convertible preferred stock
   ($.001 par value; 40,000,000 shares
   authorized, 2,850,000 shares issued and outstanding)                  2,850
   Series B 2% convertible preferred stock
   ($.001 par value; 1,000 shares authorized,
   -0- shares issued and outstanding)                                        -
   Common  stock ($.001 par value, 500,000,000 shares
   authorized; 17,962,501 issued and outstanding)                       17,962
   Additional paid in capital                                        6,671,557
   Retained deficit                                                 (6,714,436)
                                                                --------------
      TOTAL STOCKHOLDERS' DEFICIT                                      (22,067)
                                                                --------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT               $       79,129
                                                                ==============




          See accompanying notes to consolidated financial statements





                                 HAIRMAX INTERNATIONAL CORP. & SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                         FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
===============================================================================================================

                                           Three  Months Ended  June  30,         Six  Months Ended  June  30,
                                              2004                2003               2004              2003
                                          ------------        ------------       ------------      ------------

REVENUES:
---------
   Sales                                  $    156,540        $    107,483       $    331,909      $    228,581
   Cost of sales                               (68,444)            (53,801)          (112,641)          (99,552)
                                          ------------        ------------       ------------      ------------
      GROSS PROFIT                              88,096              53,682            219,268           129,029

EXPENSES:
---------
   Common stock issued for
   consulting services                         728,378                   -            965,370            10,000
   Preferred stock issued for
   consulting services                          30,000             160,000             30,000           160,000
   Other selling, general and administrative    74,852             144,842            251,122           261,422
                                          ------------        ------------       ------------      ------------
      TOTAL EXPENSES                           833,230             304,842          1,246,492           431,422
                                          ------------        ------------       ------------      ------------

      OPERATING LOSS                      $   (745,134)       $   (251,160)      $ (1,027,224)     $   (302,393)

OTHER  INCOME  (EXPENSE):
-------------------------
   Unrealized gain on marketable
   securities                             $          -        $          -       $        958      $          -
   Interest                                     (1,381)                  -             (2,762)                -
                                          ------------        ------------       ------------      ------------

      NET LOSS                            $   (746,515)       $   (251,160)      $ (1,029,028)     $   (302,393)
                                          ============        ============       ============      ============

   Net  loss  per  share  -
   basic  and  fully  diluted             $      (0.05)       $      (0.44)      $      (0.08)     $      (0.47)
                                          ============        ============       ============      ============

   Weighted average shares outstanding      16,090,906             567,926         13,265,101           638,140
                                          ============        ============       ============      ============





          See accompanying notes to consolidated financial statements





                             HAIRMAX INTERNATIONAL CORP. & SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
==========================================================================================================

                                                                                  2004            2003
                                                                              ------------    ------------

CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
-----------------------------------------
   Net loss                                                                   $ (1,029,028)   $   (302,393)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation                                                                  10,000           5,000
      Preferred stock issued for services                                           30,000         160,000
      Common stock issued for services                                             965,370          10,000
      Unrealized gain on maretable securities                                         (958)              -
      Increase  in  operating  liabilities:
         Accrued interest on shareholder loan payable                                2,762               -
         Accounts payable and accrued expenses                                      20,286           1,226
                                                                              ------------    ------------
         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                        (1,568)       (126,167)
                                                                              ------------    ------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
----------------------------------------
   Purchases of property and equipment                                                   -          (3,505)
                                                                              ------------    ------------
         NET CASH (USED IN) INVESTING ACTIVITIES                                         -          (3,505)
                                                                              ------------    ------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
----------------------------------------
   Collections on commn stock issuances                                                  -          95,628
                                                                              ------------    ------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                       -          95,628
                                                                              ------------    ------------

         NET DECREASE  IN CASH AND CASH EQUIVALENTS                                 (1,568)        (30,539)

CASH  AND  CASH  EQUIVALENTS,
   BEGINNING OF THE PERIOD                                                           3,994          98,837
                                                                              ------------    ------------

   END OF THE PERIOD                                                          $      2,426    $     64,793
                                                                              ============    ============

SUPPLEMENTARY  CASH  FLOW  INFORMATION  OF  NON-CASH  FINANCING:
----------------------------------------------------------------
   Common stock issued for services                                           $    965,370    $          -
                                                                              ============    ============
   Preferred stock issued for services                                        $     30,000    $          -
                                                                              ============    ============
   Interest paid                                                              $          -    $          -
                                                                              ============    ============
   Income taxes paid                                                          $          -    $          -
                                                                              ============    ============




          See accompanying notes to consolidated financial statements





              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                   HAIRMAX INTERNATIONAL CORP. & SUBSIDIARIES
                            June 30, 2004 (UNAUDITED)

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at June 30, 2004, the results of operations for the three and six month periods ended June 30, 2004 and 2003, and cash flows for the three and six months ended June 30, 2004 and 2003. The results for the period ended June 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2004. These financial statement should be read in conjunction with the financial statements and notes for the year ended December 31, 2003 appearing in the Company's annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

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

Based on the criteria established by SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," the Company operates in two principal business segments - (1) residential cleaning service and (2) retail beauty salons. In accordance with SFAS 131, the Company is required to describe its reportable segments and provide data that is consistent with the data made available to the Company's management to assess performance and make decisions. Information from the internal management reports may differ from the amounts reported under generally accepted accounting principles. The assets of the discontinued subsidiary are reflected as corporate assets. Summarized revenues and expense information by segment for the three and six months ended June 30, 2004 and 2003, as excerpted from the internal management reports, is as follows:

                                     2004                        2003
                                     ----                        ----
                             6  Mos.       3  Mos.       6  Mos.       3  Mos.
                          -----------   -----------   -----------   -----------

Revenue:
--------
Residential  cleaning     $    94,903   $    35,359   $   112,111   $    47,661
Beauty  salons                237,006       111,181       116,470        59,822
                          -----------   -----------   -----------   -----------
                          $   331,909   $   156,540   $   228,581   $   107,483

Net  Loss:
----------
Residential cleaning      $  (828,059)  $  (599,685)  $  (276,230)  $   (69,087)
Corporate                    (123,198)      (89,251)      (47,935)      (31,910)
Beauty  salons                (77,771)      (57,579)       21,772      (150,163)
                          -----------   -----------   -----------   -----------
                          $(1,029,028)  $  (746,515)  $  (302,393)  $  (251,160)

Identifiable  Assets:
---------------------
Residential  cleaning     $     2,000                 $     9,050
Corporate                       1,363                      87,936
Beauty  salons                 75,766                      12,500
                          -----------                 -----------
                          $    79,129                 $   109,486

NOTE  3  -  COMMITMENTS

The Company is committed to two employment agreements through April 1, 2007. Pursuant to the agreements, two of the Company's officers and majority shareholders shall receive total combined annual salaries of $325,000 and a combined 300,000 preferred shares per annum.

NOTE  4  -  COMMON  STOCK  AND  RELATED  PARTY  TRANSACTIONS

During the three months ended June 30, 2004, we issued 5,109,000 and 1,597,393 shares of our common stock for services rendered by officers and outside consultants, respectively. The shares were valued at the date of issuance yielding an aggregate fair value of $561,180 and $167,198 for shares issued to officers and outside consultants, respectively.

During the quarter ended June 30, 2004, we issued 300,000 shares of its Class A preferred stock for services rendered by our officers. The shares were valued at the date of issuance yielding an aggregate fair value of $30,000 and were issued pursuant to their employment contracts.

During the quarter ended June 30, 2004, we issued 1,000,000 shares of Class A preferred stock to our officer in exchange for satisfaction of a shareholder loan payable due to the officer in the amount of $70,000 approximately.

NOTE  5  -  SUBSEQUENT  EVENTS  IN  EQUITY  AND  CORPORATE  TRANSACTIONS

On July 1, 2004, we filed an election with the Commission pursuant to Section 54(a) of the Investment Company Act of 1940 (the "Act"), to be subject to the provisions of sections 55 through 65 of the Act and be regulated as a Business Development Company (a "BDC"). Form 8-K and the related press release, which provides some background information on the this election, were filed on July 2, 2004.

In connection with our election to become a BDC, we are in the process of appointing a Board of Directors composed of a majority of non-interested directors, as well as an Investment Committee composed entirely of non-interested directors which will make recommendations with respect to investment opportunities that the Registrant submits to the Investment Committee for consideration.

In addition, we filed an amendment to our Articles of Incorporation with the Secretary of State of Nevada to increase the number of shares of authorized common stock from 100,000,000 to 500,000,000 shares. This was done to facilitate the planned offering of shares of common stock for sale pursuant to the exemption afforded by SEC Reg. Sections 230.601 to 230.610a.

Finally, we filed a Certificate of Amendment to Certificate of Designation of the Rights and Preferences of the Series A Convertible Preferred Stock with the Secretary of State of Nevada to (1) eliminate the existence of a liquidation preference for the Series A Convertible Preferred Stock, and (2) increase the Conversion Ratio from ten (10) shares of fully paid and nonassessable shares of Common Stock for each share of Series A Convertible Preferred Stock to two hundred (200) shares of fully paid and nonassessable shares of Common Stock for each share of Series A Convertible Preferred Stock. Such an increase in the Conversion Ratio of the Series A Convertible Preferred Stock may have the effect of preventing the significant dilution in management's ownership stake that would ordinarily result from the large scale equity financings which are currently under consideration.

On July 30, 2004, we entered into a signed Share Purchase Agreement and related Promissory Notes and Security Agreements with Southern Securities, Inc. The aforementioned agreements and documents were subsequently terminated after receiving the first tranche as discussed below.

Pursuant to an offer under an Offering Memorandum as filed with the U.S. Securities and Exchange Commission as an attachment to a Form 1-E filed by us on or about July 12, 2004, we are entitled to sell those authorized and registered common shares.

The purchase price for the aforementioned shares was $65,500 in cash received by us subsequent to the second quarter. In connection with the Share Purchase
Agreement and related Promissory Notes and Security Agreements with Southern Securities, Inc, we issued 9,333,000 shares of our common stock to Southern
Securities, Inc. pursuant to the Share Exchange Agreement entered into on July 30, 2004. Of this amount, 7,633,000 shares of our common stock are being returned since this agreement was mutually terminated by both parties on August 18, 2004 via a signed Simplified Agreement of Resolution.

Subsequent to June 30, 2004, we issued 175,000,000 shares of our restricted common stock to one of our officers. The common shares were issued because the officer converted 875,000 shares of his preferred stock at a 200 for 1 ratio into 175,000,000 restricted common shares.

NOTE  6  -  GOING  CONCERN

We have suffered recurring losses from operations, have a negative working capital and have a stockholders' deficit as of June 30, 2004. In addition, we have yet to generate an internal cash flow from its business operations. These factors raise substantial doubt as to our ability to continue as a going concern.

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

RESULTS  OF  OPERATIONS
-----------------------

Net  Loss

We had net losses of $(746,515) and $(251,160), or $(.05) and $(.44) per common share three ended June 30, 2004 and 2003, respectively. We had $(1,029,028) and $(302,393) or $(.08) and $(.47), for the six months ended June 30, 2004 and 2003, respectively. The change in net loss was primarily due to an increase in common shares issued for professional services rendered and compensation for officers.

Sales

Cleaning revenues decreased $12,302 or 26% to $35,359 for the three months ended June 30, 2004, from $47,661 for the three months ended June 30, 2003. Cleaning revenues decreased $17,208 or 15% to $94,903 for the six months ended June 30, 2004, from $112,111 for the six months ended June 30, 2003. The decrease was primarily due to a decline in cleaning division demand in the first and second quarters of 2004 compared to the comparable periods in 2003. The Company is also concentrating more on its beauty salon segment. Average selling prices and gross margins remained fairly constant.

Beauty salon revenues increased $51,359 or 86% to $111,181 for the three months ended June 30, 2004 as compared with $59,822 for the three months ended June 30, 2003. Beauty salon revenues increased $120,536 or 103% to $237,006 for the six months ended June 30, 2004 as compared with $116.470 for the six months ended June 30, 2003. The increase in the first and second quarters of 2004 was primarily due increased demand due to stores being matured in the areas opened and the opening of new stores.

Expenses

Selling, general, and administrative expenses for the three months ended June 30, 2004 increased $528,388 or 174% to $833,230. In comparison with the three month period ended June 30, 2003 amount of $304,842, consulting and payroll increased due to common stock issuances for professional services rendered and salaries for officers in the second quarter of 2004. Selling, general, and administrative expenses for the six months ended June 30, 2004 increased $815,070 or 189% to $1,246,492. In comparison with the six month period ended June 30, 2003 amount of $431,422, consulting and payroll increased due to common stock issuances for professional services rendered and salaries for officers in the first and mainly second quarter of 2004. There were 1,626,250 common shares issued to consultants and officers in the first quarter of 2004 that were valued at the closing stock prices at the dates of issuances, or $236,992 in total. During the three months ended June 30, 2004, we issued an additional 5,109,000 and 1,597,393 shares of our common stock for services rendered by officers and outside consultants, respectively. The shares were valued at the date of issuance yielding an aggregate fair value of $561,180 and $167,198 for shares issued to officers and outside consultants, respectively.

During the six months ended June 30, 2004, there were 1,000,000 preferred shares issued to an officer in satisfaction of the entire shareholder loan payable. Also during the six months ended June 30, 2004, there were also 250,000 and 50,000 preferred shares issued to officers as annual compensation according to the employment agreements with them and as mentioned in Note 3 above. The shares were valued at the date of issuance yielding an aggregate fair value of $30,000.

Liquidity  and  Capital  Resources

On June 30, 2004, we had cash of $1,426 and a working capital deficit of $92,854. This compares with cash of $3,994 and a working capital deficit of $139,712 at December 31, 2003. The decrease in cash and working capital deficit was due to an increase in net loss for the first and second quarters of 2004 and the repayment of accounts payable. Operating activities had a net usage of cash in the amount of $1,568 during the six months ended June 30, 2004 reflecting an excess of expenditures over revenues.

Net cash used in operating activities was $1,568 for the six months ended June 30, 2004 as compared with net cash used in operating activities of $126,167 for the same period ended June 30, 2003. The decrease in cash used was primarily attributable to a decrease in cash used in operations for the 2004 period.

Net cash provided by financing activities was for the six months ended June 30, 2004 was $-0- as compared with net cash used in financing activities of $3,505 for the six months ended June 30, 2003. The decrease in net cash used in financing activities is attributable to purchases of property and equipment in the six months ended June 30, 2003.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
--------

We do not have any material risk with respect to changes in foreign currency exchange rates, commodities prices or interest rates. We do not believe that we have any other relevant market risk with respect to the categories intended to be discussed in this item of this report.

ITEM  4.  CONTROLS  AND  PROCEDURES
--------

Quarterly  Evaluation  of  Controls

     As of the end of the period covered by this quarterly report on Form 10-Q, We evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by our President and Chief Executive Officer, Edward A. Roth ("CEO") and Michael J. Bongiovanni, our Chief Financial Officer. In this section, we present the conclusions of our CEO and CFO based on and as of the date of the Evaluation, (i) with respect to the effectiveness of our Disclosure Controls, and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls.

CEO  and  CFO  Certifications

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

Disclosure  Controls  and  Internal  Controls

     Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to the Company is made known to the CEO and the CFO by others, particularly during the period in which the applicable report is being prepared. Internal Controls, on the other hand, are procedures which are designed with the objective of providing reasonable assurance that (i) our transactions are properly authorized, (ii) the Company's assets are safeguarded against unauthorized or improper use, and (iii) our transactions are properly recorded and reported, all to permit the preparation of complete and accurate financial statements in conformity with accounting principals generally accepted in the United States.

Limitations  on  the  Effectiveness  of  Controls

     Our management does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well developed and operated, can provide only reasonable, but not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances so of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision -making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of a system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope  of  the  Evaluation

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

     Among other matters, we sought in our Evaluation to determine whether there were any significant deficiencies or material weaknesses in our Internal Controls, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, or whether we had identified any acts of fraud, whether or not material, involving management or other employees who have a significant role in our Internal Controls. This information was important for both the Evaluation, generally, and because the Rule 13a-14(a)/15d-14(a) Certifications, Item 5, require that the CEO and CFO disclose that information to our Board (audit committee), and to our independent auditors, and to report on related matters in this section of the annual report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions". These are control issues that could have significant adverse affect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce, to a relatively low level, the risk that misstatement cause by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employee in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Evaluation, and in each case, if a problem was identified; we considered what revisions, improvements and/or corrections to make in accordance with our ongoing procedures.

Conclusions

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

PART  II.  OTHER  INFORMATION
---------

Item  1.  Legal  Proceedings

None.

Item  2.  Changes  in  Securities

During the three months ended June 30, 2004, we issued 5,109,000 and 1,597,393 shares of our common stock for services rendered by officers and outside consultants, respectively.

During the quarter ended June 30, 2004, we issued 300,000 shares of its Class A preferred stock for services rendered by our officers.

During the quarter ended June 30, 2004, we issued 1,000,000 shares of Class A preferred stock to our officer in exchange for satisfaction of a shareholder loan payable due to the officer.

Item  3.  Defaults  Upon  Senior  Securities

None.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

A majority of the security holders voted to issue common stock to various officers and consultants during the three months ended June 30, 2004.

A majority of the security holders voted to enter into a strategic alliance with Capital Resource Funding, Inc. as mentioned in Item 5 below.

A majority of the security holders voted to proceed with the filing an election with the Commission pursuant to Section 54(a) of the Investment Company Act of 1940, to be subject to the provisions of sections 55 through 65 of the Act and be regulated as a Business Development Company.

A majority of the security holders voted to proceed with the filing of an amendment to our Articles of Incorporation with the Secretary of State of Nevada to increase the number of shares of authorized common stock from 100,000,000 to 500,000,000 shares.

A majority of the security holders voted to proceed with the filing of a Certificate of Amendment to Certificate of Designation of the Rights and Preferences of the Series A Convertible Preferred Stock with the Secretary of State of Nevada to (1) eliminate the existence of a liquidation preference for the Series A Convertible Preferred Stock, and (2) increase the Conversion Ratio from ten (10) shares of fully paid and nonassessable shares of Common Stock for each share of Series A Convertible Preferred Stock to two hundred (200) shares of fully paid and nonassessable shares of Common Stock for each share of Series A Convertible Preferred Stock.

A majority of the security holders voted to enter into a signed Share Purchase Agreement and related Promissory Notes and Security Agreements with Southern Securities, Inc. and the subsequent termination thereto.

Item  5.  Other  Information

On June 23, 2004, we entered into a strategic alliance with Capital Resource Funding, Inc. whereby the services of such company will be offered to our commercial customers. In consideration, Capital Resource Funding, Inc. will provide 200,000 shares of its unregistered common stock to us. We will, in turn, distribute these shares to our shareholders of record as of June 30, 2004.

Item  6.  Exhibits  and  Reports  on  Form  8-K

(a)  Exhibits  are  incorporated  by  reference.
(b) On July 2, 2004, we filed an 8-K regarding the filing of an election with the Commission pursuant to Section 54(a) of the Investment Company Act of 1940, to be subject to the provisions of sections 55 through 65 of the Act and be regulated as a Business Development Company.
(c)  --Signature  page  follows-



                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        HAIRMAX  INTERNATIONAL,  INC.,
                                       (Registrant)



Date:  August  18,  2004


                                        /S/  Michael  J.  Bongiovanni
                                        -----------------------------
                                        Michael  J.  Bongiovanni
                                        Chief  Financial  Officer


Date:  August  18,  2004


                                        /S/  Edward  A.  Roth
                                        ---------------------
                                        Edward  A.  Roth
                                        Chief  Executive  Officer