Form 10KSB/A
period 2002-12-31
HAIRMAX INTERNATIONAL INC
filed 2004-08-31
CIK 821524

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

                      COMMISSION  FILE  NUMBER:  001-14973
                      ------------------------------------

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

As of March 31, 2003 there were 35,501,062 common shares outstanding and the aggregate market value of the common shares per the transfer agent report (based upon the average of the bid price of $.05 and the asked price of $.06 reported by brokers) held by non-affiliates was approximately $302,558, excluding the 30,000,000 shares held in escrow.

Note that 30,000,000 of these aforementioned common shares above are being held in an escrow collateral account awaiting certain financings.

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes[  ]  No[X]

Number of shares of common stock outstanding as of March 31, 2003: 5,501,062 (without escrow of 30,000,000)
Number  of shares of preferred stock outstanding as of March 31, 2003:   750,000

Amendment Note: This Form 10-KSB is being amended for the 30,000,000 shares of common stock which were in escrow at March 31, 2003. We originally reported them to be included in the basic and fully diluted weighted average shares. This amendment does not include them in weighted average shares due to the Company's net loss. Accordingly, we have adjusted the weighted average shares outstanding and the loss per share during the period to take this amendment into effect.



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

INDUSTRY OVERVIEW: Management estimates that annual revenues of the hair care industry are $45 billion in the United States. The industry is highly fragmented with the vast majority of hair care salons independently owned. However, the influence of chains, both franchise and company-owned, has increased substantially, although still accounting for a small percentage of total locations. Management believes that chains will continue to increase their presence. Management also believes that the demand for salon services and products will increase in the next decade as the population ages and desires additional hair care services, such as coloring.

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

Business  Strategy

The Company's objective is to become a leading provider of hair services, namely haircutting and hair coloring; the objective is to brand the name Hairmax as a leading provider of these services. Initial development is targeted to the Las Vegas, Nevada area, and the South Florida market. Recent statistics identify both these markets as population growth areas.

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


ITEM  3.  LEGAL  PROCEEDINGS

The Company is not a party to any legal proceedings, nor, to the best of its knowledge, is any such proceedings threatened or contemplated.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

The Company filed a Certificate of Amendment to Articles of Incorporation with the State of Nevada to increase the number of authorized common shares to 600,000,000, with a continued par value of $.001. A majority of the Company's shareholders voted to approve this transaction in the fourth quarter.

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

Selected  financial  data

                              Year  Ended  December  31
                              -------------------------
                                 2002           2001
                              ----------     ----------
Net  Sales                    $  542,210     $  431,810

Net  Loss                       (887,790)      (257,044)

Basic And Fully Diluted
Net Loss Per Common Share         (10.63)          (.57)

Basic And Fully Diluted
Weighted  Average
Common Shares                     83,542        448,016

                                As  of  December  31,
                              -------------------------
                                 2002           2001
                              ----------     ----------
Total  Assets                 $  145,025     $  136,743
Working  Capital                  98,405         89,140
Shareholders'  Equity            144,093        120,536

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

ITEM  7.  FINANCIAL  STATEMENTS



                   NATIONAL BEAUTY CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2002
================================================================================

                                     ASSETS
                                     ------
                                                                   Dec. 31, 2002
                                                                  --------------

CURRENT  ASSETS:
----------------
   Cash and cash equivalents                                      $       98,837
   Inventory                                                                 500
                                                                  --------------
      TOTAL CURRENT ASSETS                                                99,337

FIXED  ASSETS
-------------
   Furniture and fixtures                                                 38,274
   Leasehold improvements                                                  9,500
   Equipment and machinery                                                35,668
   Accumulated depreciation                                              (46,636)
                                                                  --------------
      NET FIXED ASSETS                                                    36,806

OTHER  ASSETS:
--------------
   Deposits                                                                8,882
                                                                  --------------
      TOTAL OTHER ASSETS                                                   8,882

      TOTAL ASSETS                                                $      145,025
                                                                  ==============






The accompanying notes are an integral part of these consolidated financial statements.



                   NATIONAL BEAUTY CORPORATION & SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (CONTINUED)
                             AS OF DECEMBER 31, 2002
================================================================================


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                   Dec. 31, 2002
                                                                  --------------

CURRENT  LIABILITIES
--------------------
   Accounts payable and accrued expenses                          $          932
                                                                  --------------
      TOTAL CURRENT LIABILITIES                                              932
                                                                  --------------

STOCKHOLDERS'  EQUITY
---------------------
   Common  stock ($.001 par value, 600,000,000 shares
   authorized; 35,301,062 shares issued and outstanding
   at December 31, 2002)                                                  35,301
   Series A convertible preferred stock ($.001 par value;
   40,000,000 shares authorized, 750,000 shares issued
   and outstanding at March 31, 2003 and December 31, 2002)                  750
   Series B 2% convertible preferred stock ($.001 par value;
   1,000 shares authorized, -0- shares issued and
   outstanding at March 31, 2003 and December 31, 2002)                        -
   Common stock note receivable subscription, less allowance
   for uncollectible loss of $550,000                                          -
   Additional paid in capital                                          2,280,163
   Retained deficit                                                   (2,172,121)
                                                                  --------------
      TOTAL STOCKHOLDERS' EQUITY                                         144,093
                                                                  --------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $      145,025
                                                                  ==============






The accompanying notes are an integral part of these consolidated financial statements.



                   NATIONAL BEAUTY CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
================================================================================

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
-----------------
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
                                                   ==========         ==========

Basic and fully diluted net loss per common share:
   Continuing  operations                          $   (10.63)        $    (0.57)
                                                   ==========         ==========
   Discontinued  operations                        $        -         $    (0.02)
                                                   ==========         ==========
   Basic and fully diluted
   weighted average common shares                      83,542            448,016
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



                   NATIONAL BEAUTY CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
================================================================================

                                                      2002               2001
                                                   ----------         ----------

CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
-----------------------------------------
   Net loss                                        $ (887,790)        $ (257,044)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
   Depreciation                                        10,275              3,017
   Common stock issued for services                   383,590            235,044
   Warrants issued                                    327,758                -0-
   Unrealized loss on trading securities                1,743             66,257
  (Increase)  decrease  in  operating  assets:
      Accounts receivable                                 903                781
      Inventory                                         1,200              1,863
      Shareholder loan receivable                         -0-              7,892
      Prepaid expenses                                 90,000            (90,000)
      Deposits                                         (2,226)            (2,956)
   Increase  (decrease)  in  operating  liabilities
      Accounts payable and accreud expenses              (299)               -0-
                                                   ----------         ----------
         NET CASH (USED IN) OPERATING ACTIVITIES      (74,846)           (35,146)
                                                   ----------         ----------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
-----------------------------------------
   Expenditures for fixed assets                      (23,341)            (4,395)
                                                   ----------         ----------
         NET CASH USED IN INVESTING ACTIVITIES        (23,341)            (4,395)
                                                   ----------         ----------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
----------------------------------------
   Proceeds from shareholder loan payable              25,000                -0-
   Repayment of shareholder loan payable              (25,000)               -0-
   Outstanding checks in excess of bank balance       (11,664)            11,664
   Proceeds from equity placement                     200,000                -0-
   Principal repayments of note payable                   -0-            (15,000)
   Principal repayments under capitalized lease        (2,313)            (2,313)
                                                   ----------         ----------
         NET CASH PROVIDED BY (USED) IN
         FINANCING ACTIVITIES                         186,023             (5,649)
                                                   ----------         ----------

         NET INCREASE (DECREASE) IN CASH
         AND CASH EQUIVALENTS                          87,836            (45,190)

CASH  AND  CASH  EQUIVALENTS,
   BEGINNING OF THE YEAR                               11,001             56,191
                                                   ----------         ----------

   END OF THE PERIOD                               $   98,837         $   11,001
                                                   ==========         ==========

SUPPLEMENTARY  CASH  FLOW  INFORMATION  OF  NON-CASH  FINANCING:
----------------------------------------------------------------
   Common stock issued to officers for services,
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



                                                Summary Compensation Table

Name and Position     Fiscal      Annual        Bonuses         Other       Restricted      LTIP       Restricted
                      Year        Salary                    Compensation   Stock Awards    Options    Stock Bonuses
-----------------     ------   ------------     -------     ------------   ------------    -------    -------------
                                   (1)            (2)            (3)           (4)


Edward  A.  Roth,       2002   $    197,000         -0-              -0-            -0-        -0-              -0-
CEO and President       2001   $     65,000         -0-              -0-            -0-        -0-              -0-
                        2000   $    233,121         -0-              -0-            -0-        -0-              -0-
-----------------     ------   ------------     -------     ------------   ------------    -------    -------------

Michael J.              2002   $     22,890         -0-              -0-            -0-        -0-              -0-
Bongiovanni,            2001   $     15,000         -0-              -0-         25,000        -0-              -0-
CFO                     2000   $     46,800         -0-              -0-            -0-        -0-              -0-
-----------------     ------   ------------     -------     ------------   ------------    -------    -------------

Alisha  Roth,           2002   $     48,000         -0-              -0-            -0-        -0-              -0-
Secretary,              2001   $        -0-         -0-              -0-            -0-        -0-              -0-
Treasurer               2000   $     60,000         -0-              -0-            -0-        -0-              -0-
-----------------     ------   ------------     -------     ------------   ------------    -------    -------------


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

ITEM 11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

(a)  Security  Ownership  of  Certain  Beneficial  Owners

All persons known by the Registrant to own beneficially more than 5% of any class of the Company's outstanding stock on March 31, 2003, are listed below:


Title  of  Class     Name  and  Address     #  Shares     Nature  of  Ownership    Current % Owned (w)
----------------     ------------------     ---------     ---------------------    -------------------
Common  Stock,       Edward  A.  Roth       3,506,440             (x)                      10%
$.001 Par Value      4818 W. Commercial
                     Blvd.  Lauderhill,
                     FL 33319
----------------     ------------------     ---------     ---------------------    -------------------
Preferred Stock,     Edward  A.  Roth         750,000             (y)                     100%
$.001 Par Value      4818 W. Commercial
     (z)             Blvd.  Lauderhill,
                     FL 33319
----------------     ------------------     ---------     ---------------------    -------------------



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



Title  of  Class     Name  and  Address     #  Shares     Nature  of  Ownership    Current % Owned (w)
----------------     ------------------     ---------     ---------------------    -------------------
Common  Stock,       Edward  A.  Roth       3,506,440             (x)                      10%
$.001 Par Value      4818 W. Commercial
                     Blvd.  Lauderhill,
                     FL 33319
----------------     ------------------     ---------     ---------------------    -------------------
Common  Stock,       Michael J.                   -0-            Direct                     **
$.001 Par Value      Bongiovanni
                     21311 W. Catawba
                     Avenue Charlotte,
                     NC 28031
----------------     ------------------     ---------     ---------------------    -------------------
Common  Stock,       Barbara  Patagalia        67,000            Direct                     **
$.001 Par Value      4818 W. Commercial
                     Blvd.  Lauderhill,
                     FL 33319
----------------     ------------------     ---------     ---------------------    -------------------
Common  Stock,       All Officers and       3,573,440            Direct                    10%
$.001 Par Value      Directors as a
                     Group
----------------     ------------------     ---------     ---------------------    -------------------
Preferred Stock,     Edward  A.  Roth         750,000             (y)                     100%
$.001 Par Value      4818 W. Commercial
     (z)             Blvd.  Lauderhill,
                     FL 33319
----------------     ------------------     ---------     ---------------------    -------------------




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


                                         NATIONAL  BEAUTY  CORP.
                                         -----------------------
                                        (Registrant)


                                         /s/  Michael  J.  Bongiovanni
                                         -----------------------------
Date:  August  30,  2004                 Michael  J.  Bongiovanni
                                         Chief  Financial  Officer


/s/  Edward  A.  Roth
---------------------
Edward  A.  Roth
President  &  CEO


/s/  Alisha  Roth
-----------------
Alisha  Roth
Secretary,  Treasurer,
Director


/s/  Barbara  Patagalia
-----------------------
Barbara  Patagalia
Director