Form 10KSB/A
period 2003-12-31
HAIRMAX INTERNATIONAL INC
filed 2004-08-31
CIK 821524

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

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes[  ]  No[X]

Number of shares of common stock outstanding as of April 13, 2004: 11,256,108 Number of shares of preferred stock outstanding as of April 13, 2004: 1,550,000

Amendment Note: This Form 10-KSB is being amended for the 600,000 shares of common stock which were in escrow during the year. We originally reported them to be included in the basic and fully diluted weighted average shares. This amendment does not include them in weighted average shares due to the Company's net loss. Accordingly, we have adjusted the weighted average shares outstanding and the loss per share during the period to take this amendment into effect.


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


Selected financial data
                                             Year Ended December 31
                                           --------------------------
                                              2003            2002
                                           ----------      ----------
Net Sales                                  $  476,581      $  542,210

Net Loss                                   (1,315,287)       (887,790)

Basic And Fully Diluted
Net Loss Per Common Share                       (2.46)         (10.63)

Basic And Fully Diluted
Weighted Average Shares                     1,427,547          83,542

                                               As of  December 31,
                                           --------------------------
                                              2003            2002
                                           ----------      ----------
Total Assets                               $   90,697      $  145,025
Working Capital (Deficit)                    (139,712)         98,405
Shareholders' Equity (Deficit)                (58,925)        144,093


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

To: the Board of Directors and Shareholder of HairMax International Corp. and subsidiaries

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




                   HAIRMAX INTERNATIONAL CORP. & SUBSIDIARIES
                      Consolidated Statements of Operations
                  For the years ended December 31,2003 and 2002
================================================================================


                                                      2003               2002
                                                   ----------         ----------


REVENUE  AND  COST  OF  SALES:
   Sales - cleaning                               $   210,190        $   318,709
   Sales - beauty salons                              266,391            223,501
   Cost of sales - cleaning                          (172,298)          (247,106)
   Cost of sales - beauty salons                      (11,391)            (9,104)
                                                   ----------         ----------
      Gross Profit                                    292,892            286,000

EXPENSES:

   Stock issued for services                        1,008,581            383,590
   Selling, general and administrative                601,358            788,200
                                                   ----------         ----------
      Total Expenses                                1,609,939          1,171,790
                                                   ----------         ----------

      Loss from Operations                        $(1,317,047)       $  (885,790)

OTHER INCOME (EXPENSE):
   Unrealized gain (loss) on trading securities         5,416             (1,500)
                                                   ----------         ----------
   Loss from impairment of asset acquisition       (2,200,000)                 -
   Interest expense                                    (1,656)              (500)
                                                   ----------         ----------
      Total Other Income (Expenses)                (2,196,240)            (2,000)
                                                   ----------         ----------

      NET LOSS                                    $(3,513,287)       $  (887,790)
                                                   ==========         ==========


   Basic and fully diluted net loss
     per common share                              $    (2.46)        $   (10.63)
                                                   ==========         ==========

   Weighted Average Shares Outstanding,
     basic and fully diluted                        1,427,547             83,542
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

                               Series "A"         Series "B"
                               Convertible        2% Convertible
                               Preferred Stock,   Preferred Stock,       Common Stock,
                               $0.001 Par         $0.001 Par             $0.001 Par
                               ----------------   ---------------------  ----------------  Additional
                                                                                           Paid-in      Accumulated
                               Shares    Amount     Shares      Amount    Shares   Amount  Capital      Deficit        Totals
                               ------    ------   ----------   --------  --------  ------  ----------   -----------   ---------

Balances, January 1, 2002     950,000    $  950            -   $      -    29,327  $   29  $1,360,918   $(1,284,331)  $  77,566

Common stock issued for
services received                   -         -            -          -    36,694      37     383,553             -     383,590

Equity placement to investors       -         -            -          -         -       -     200,000             -     200,000

Common shares in escrow for
equity placement                    -         -            -          -   600,000     600        (600)            -           -

Warrants issued                     -         -            -          -         -       -     327,758             -     327,758

Conversion of preferred
shares into common shares
by officers                  (200,000)     (200)           -          -    40,000      40         160             -           -

Net loss for the year               -         -            -          -         -       -           -      (887,790)   (887,790)
                               ------    ------   ----------   --------  --------  ------  ----------   -----------   ---------

Balances, December 31, 2002   750,000    $  750            -          -   706,021  $  706  $2,271,789   $(2,172,121)  $ 101,124

Common stock issued for
services received                   -         -            -          - 1,253,902   1,254     847,327             -     848,581
                               ------    ------   ----------   --------  --------  ------  ----------   -----------   ---------

Preferred stock issued
for services received       1,400,000     1,400            -          -         -       -     158,600             -     160,000

Contributed capital
- stock returned by
officers                            -         -            -          -   (49,408)    (49)     49,359             -      49,310

Return of common stock
previously in escrow for
equity placement                    -         -            -          -  (280,657)   (281)     95,628             -      95,347

Issuance of common stock
for asset acquisition               -         -            -          - 2,000,000   2,000   2,198,000             -   2,200,000

Conversion of preferred
shares into common
shares by officers           (600,000)     (600)           -          - 6,000,000   6,000      (5,400)            -           -

Net loss for the year               -         -            -          -         -       -           -    (3,513,287) (3,513,287)
                               ------    ------   ----------   --------  --------  ------  ----------   -----------   ---------

Balances, December 31, 2003 1,550,000    $1,550            -          - 9,629,858  $9,630  $5,615,303  $(5,685,408)    $(58,925)
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

Loss Per Share - The Company reports loss per share in accordance with Statement of Financial Accounting Standard (SFAS) No.128. This statement requires dual presentation of basic and diluted earnings (loss) with a reconciliation of the numerator and denominator of the loss per share computations. Basic earnings per share amounts are based on the weighted average shares of common outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Escrowed shares were excluded in the computation of diluted weighted average shares for 2003 and 2002.

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


NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (continued)
-----------------------------------------------------------------------

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


NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (continued)
-----------------------------------------------------------------------

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


NOTE  B  -  GOING  CONCERN
--------------------------

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


NOTE  C  -  EQUITY  PLACEMENT
-----------------------------

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


NOTE  D  -  CONVERTIBLE  PREFERRED  STOCK
-----------------------------------------

Series  "A"  Preferred  Stock

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

Pursuant to the 2002 agreement discussed in footnote C above, the Company issued 600,000 common shares to an independent law firm acting as legal escrow agent. These escrowed common shares are excluded for purposes of the weighted average share computation in the accompanying statements of operations. These common shares are reserved for future exercise of warrants issued during 2002 as discussed in footnote F below and the future, if any, redemption of the series B convertible preferred stock discussed above herein.

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


NOTE  I  -  RELATED  PARTY  TRANSACTIONS  (continued)
-----------------------------------------------------

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


NOTE  K  -  LITIGATION
----------------------

On December 1, 2003 a shareholder and former officer of the Company filed a complaint against the Company seeking to be recognized as Chairman and Secretary of the Company and to remove certain current officers from the Company. In December, 2003 a U.S. District Judge denied the plaintiff's allegations and ruled in favor of the Company, in that, among other matters, that the former officer controlled less than two-thirds of required votes for an officer's removal.

In addition, the Judge concluded that the former officer "has unclean hands in this case, which weighs in favor of denying the injunction" and that the former officer induced the Company to issue 2,000,000 shares of its common stock (See Note E) to Revenge Games, Inc., ("RGI") an allegedly independent entity. RGI appears to be under plaintiff's control and the Company's shares paid to RGI appear to have been secured in order to obtain control of the Company. Finally, the Judge concluded that the former officer lacks credibility as he was enjoined in an Arizona Court in a similar case for corporate control.

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


NOTE  L  -  SUBSEQUENT  EVENTS
------------------------------

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