Form 10QSB
period 2004-09-30
HAIRMAX INTERNATIONAL INC
filed 2004-11-15
CIK 821524

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2004

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number  of  shares  of  common  stock  outstanding  as  of
November  11,  2004:  206,921,001

Number  of  shares  of  preferred  stock  outstanding  as  of
November  11,  2004:  2,850,000



                              INDEX TO FORM 10-QSB
                              --------------------

                                                                       Page  No.
                                                                       ---------
PART  I
-------

Item  1.  Financial  Statements

          Condensed  Consolidated  Balance  Sheet
          -  September  30, 2004 (unaudited)                                   3

          Condensed  Consolidated  Statements  of  Operations
          - Three and Nine Months Ended September 30, 2004
            and 2003 (unaudited)                                               4

          Condensed  Consolidated  Statements  of  Cash  Flows
          - Nine Months Ended September 30, 2004 and 2003 (unaudited)          5

          Notes to Condensed Consolidated Financial Statements (unaudited)   6-7

Item  2.  Management's Discussion and Analysis of Financial Condition
          And  Results of Operations                                        8-12

Item  3.  Quantitative and Qualitative Disclosures About Market Risk          12

Item  4.  Controls  and  Procedures                                           12

PART  II
--------

Item  1.  Legal  Proceedings                                                  13

Item  2.  Changes in Securities                                               13

Item  3.  Defaults  Upon  Senior  Securities                                  14

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders         14

Item  5.  Other  Information                                                  14




                   HAIRMAX INTERNATIONAL CORP. & SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      AS OF SEPTEMBER 30, 2004 (UNAUDITED)
==============================================================================

                                     ASSETS
                                                                      2004
                                                                  ------------

CURRENT  ASSETS:
----------------
   Cash and cash equivalents                                      $      9,111
   Marketable securities                                                 5,416
   Inventory                                                               500
                                                                  ------------
      TOTAL CURRENT ASSETS                                              15,027

PROPERTY  AND  EQUIPMENT
------------------------
   Property and equipment                                              136,791
   Accumulated depreciation                                            (79,886)
                                                                  ------------
      NET FIXED ASSETS                                                  56,905

OTHER  ASSETS:
--------------
   Deposits                                                              8,882
                                                                  ------------
      TOTAL OTHER ASSETS                                                 8,882
                                                                  ------------

      TOTAL ASSETS                                                $     80,814
                                                                  ============



                   HAIRMAX INTERNATIONAL CORP. & SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)
                      AS OF SEPTEMBER 30, 2004 (UNAUDITED)
==============================================================================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT  LIABILITIES
--------------------
   Accounts payable and accrued expenses                          $     98,977
                                                                  ------------
      TOTAL CURRENT LIABILITIES                                         98,977
                                                                  ------------

STOCKHOLDERS'  DEFICIT
----------------------
   Series A convertible preferred stock ($.001 par value;
   40,000,000 shares authorized, 2,850,000 shares issued
   and outstanding)                                                      2,850
   Series B 2% convertible preferred stock ($.001 par value;
   1,000 shares authorized, -0- shares issued and outstanding)               -
   Common stock ($.001 par value, 500,000,000 shares
   authorized; 203,921,001 issued and outstanding)                     203,921
   Additional paid in capital                                        6,762,552
   Retained deficit                                                 (6,987,486)
                                                                  ------------
      TOTAL STOCKHOLDERS' DEFICIT                                      (18,163)
                                                                  ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $     80,814
                                                                  ============




          See accompanying notes to consolidated financial statements



                               HAIRMAX INTERNATIONAL CORP. & SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
===============================================================================================================

                                          Three Months Ended September 30,       Nine Months Ended September 30,
                                              2004                2003               2004              2003
                                          ------------        ------------       ------------      ------------

REVENUES:
---------
   Sales                                  $    113,612        $    108,684       $    445,521      $    337,265
   Cost of sales                                (4,568)            (48,248)           (18,689)         (147,800)
                                          ------------        ------------       ------------      ------------
      GROSS PROFIT                             109,044              60,436            426,832           189,465

EXPENSES:
---------
   Common stock issued for
   consulting services                          65,995                   -          1,030,390           371,281
   Preferred stock issued for
   consulting services                               -                   -             30,000           160,000
   Other selling, general and administrative   316,099             484,611            666,715           384,752
                                          ------------        ------------       ------------      ------------
      TOTAL EXPENSES                           382,094             484,611          1,727,105           916,033
                                          ------------        ------------       ------------      ------------

      OPERATING LOSS                      $   (273,050)       $   (424,175)      $ (1,300,273)     $   (726,568)

OTHER  INCOME  (EXPENSE):
-------------------------
   Unrealized gain on marketable
   securities                             $          -        $          -       $        958      $          -
   Interest                                          -                   -             (2,762)                -
                                          ------------        ------------       ------------      ------------

      NET LOSS                            $   (273,050)       $   (424,175)      $ (1,302,077)     $   (726,568)
                                          ============        ============       ============      ============

   Net  loss  per  share  -
   basic  and  fully  diluted             $     (0.002)       $      (0.65)      $      (0.02)     $      (1.13)
                                          ============        ============       ============      ============

   Weighted average shares outstanding     141,281,918             657,191         55,926,927           644,490
                                          ============        ============       ============      ============




          See accompanying notes to consolidated financial statements



                           HAIRMAX INTERNATIONAL CORP. & SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
==========================================================================================================

                                                                                  2004            2003
                                                                              ------------    ------------

CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
-----------------------------------------
   Net loss                                                                   $ (1,302,077)   $   (726,568)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
      Depreciation                                                                  15,000           7,500
      Preferred stock issued for services                                           30,000         160,000
      Common stock issued for services                                           1,030,390         371,281
      Unrealized gain on maretable securities                                         (958)              -
      Increase  in  operating  liabilities:
         Accrued interest on shareholder loan payable                                2,762               -
         Accounts payable and accrued expenses                                     204,025           6,605
                                                                              ------------    ------------
         NET CASH (USED IN) OPERATING ACTIVITIES                                   (20,858)       (181,182)
                                                                              ------------    ------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
----------------------------------------
   Purchases of property and equipment                                                   -          (3,505)
                                                                              ------------    ------------
         NET CASH (USED IN) INVESTING ACTIVITIES                                         -          (3,505)
                                                                              ------------    ------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
----------------------------------------
   Proceeds from shareholder loan payable                                                -          30,000
   Collections on common stock issuances                                            25,975          95,628
                                                                              ------------    ------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                  25,975         125,628
                                                                              ------------    ------------

         NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                       5,117         (59,059)

CASH  AND  CASH  EQUIVALENTS,
   BEGINNING OF THE PERIOD                                                           3,994          98,837
                                                                              ------------    ------------

   END OF THE PERIOD                                                          $      9,111    $     39,778
                                                                              ============    ============

SUPPLEMENTARY  CASH  FLOW  INFORMATION  OF  NON-CASH  FINANCING:
----------------------------------------------------------------
   Common stock issued for services                                           $  1,031,365    $    371,281
                                                                              ============    ============
   Preferred stock issued for services                                        $     30,000    $    160,000
                                                                              ============    ============
   Interest paid                                                              $          -    $          -
                                                                              ============    ============
   Income taxes paid                                                          $          -    $          -
                                                                              ============    ============





           See accompanying notes to consolidated financial statements




              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   HAIRMAX INTERNATIONAL CORP. & SUBSIDIARIES
                         SEPTEMBER 30, 2004 (UNAUDITED)


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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at September 30, 2004, the results of operations for the three and nine month periods ended September 30, 2004 and 2003, and cash flows for the three and nine months ended September 30, 2004 and 2003. The results for the period ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2004. These financial statement should be read in conjunction with the financial statements and notes for the year ended December 31, 2003 appearing in the Company's annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

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

Based on the criteria established by SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," the Company operates in two principal business segments - (1) residential cleaning service and (2) retail beauty salons. In accordance with SFAS 131, the Company is required to describe its reportable segments and provide data that is consistent with the data made available to the Company's management to assess performance and make decisions. Information from the internal management reports may differ from the amounts reported under generally accepted accounting principles. The assets of the discontinued subsidiary are reflected as corporate assets. Summarized revenues and expense information by segment for the three and nine months ended September 30, 2004 and 2003, as excerpted from the internal management reports, is as follows:

                                     2004                        2003
                                     ----                        ----
                             9  Mos.       3  Mos.       9  Mos.       3  Mos.
                          -----------   -----------   -----------   -----------


Revenue:
--------
Residential  cleaning     $   129,100   $    34,197   $   158,453   $    51,081
Beauty  salons                316,421        79,415       178,812        57,603
                          -----------   -----------   -----------   -----------
                          $   445,521   $   113,612   $   337,265   $   108,684

Net  Loss:
----------
Residential  cleaning     $  (518,227)  $  (108,674)  $  (289,231)  $  (168,822)
Corporate                    (822,913)     (172,568)     (459,838)     (268,078)
Beauty  salons                 39,062         8,192        22,501        12,725
                          -----------   -----------   -----------   -----------
                          $(1,302,077)  $  (273,050)  $  (726,568)  $  (424,175)


Identifiable  Assets:
---------------------
Residential  cleaning     $     2,000                 $     9,050
Corporate                       1,363                      60,421
Beauty  salons                 77,451                      12,500
                          -----------   -----------   -----------   -----------
                          $    80,814                 $    81,971

NOTE  3  -  COMMITMENTS

The Company is committed to two employment agreements through April 1, 2007. Pursuant to the agreements, two of the Company's officers and majority shareholders shall receive total combined annual salaries of $325,000 and a combined 300,000 preferred shares per annum.

NOTE  4  -  COMMON  STOCK  AND  RELATED  PARTY  TRANSACTIONS

During the three months ended September 30, 2004, we issued 175,000,000 shares of our restricted common stock to our President and Chief Executive Officer pursuant to a 200 for 1 conversion of 875,000 of preferred shares owned by our President and Chief Executive Officer into common shares. In addition, we issued 9,333,333 and 97,500 shares of common stock to unrelated outside investors and received cash proceeds from investors of $25,000 and $975, respectively, during the three months ended September 30, 2004. We also issued 1,528,000 common shares for services rendered by outside contractors during the quarter ended September 30, 2004. The shares were valued using the closing Yahoo stock prices at the dates of issuances, yielding an aggregate fair value of $61,120.

During  the  quarter ended September 30, 2004, we did not issue preferred stock.

NOTE  5  -  SUBSEQUENT  EVENTS

On October 11, 2004, we entered into a signed Share Purchase Agreement and related Promissory Note and Security Agreement with Barr-John Investments. The purchase price for these common shares was $30,000 in exchange for a promissory note  in  that amount. The stock was purchased at $.01 per share. The promissory note  is  due  on  November  3,  2004  and  carries  interest  of  8% per annum.

In October 2004, we began development of DATEMAX USA.COM, an Internet dating portal. The licensing and development is being outsourced to a software developer. The portal is expected to be launched initially during October 2004, with continued technical developments and upgrades planned through fourth quarter.

NOTE  6  -  GOING  CONCERN

We have suffered recurring losses from operations, have a negative working capital and have a stockholders' deficit as of September 30, 2004. In addition, we have yet to generate an internal cash flow from its business operations. These factors raise substantial doubt as to our ability to continue as a going concern.

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

Overview
--------

Hairmax International Corp., formerly known as National Beauty Corp, Inc., was incorporated in Nevada in 1987. We have primarily operated through our wholly owned subsidiaries, Cleaning Express USA, Hair Max of Florida, Inc. f/k/a Beauty Works USA, Inc. and Cleaning Express USA, Inc. is a full service cleaning company offering daily residential cleaning services, carpet cleaning and other related services in the South Florida area. During April 2000, the company began operations as an e-commerce distributor of beauty products under its Beauty Merchant, Inc. subsidiary and ceased these operations in 2001. Hairmax International currently offers hairstyling beauty services and products through its retail beauty salons in the South Florida area through its Hair Max of Florida, Inc. subsidiary. Hairmax International intends to operate a chain of haircutting stores, located inside or next to major retailers, through Hair Max subsidiaries.

Hairmax International's business plan entails developing hairstyling salons and marketing the company's services, through a niche concept, "WE STYLE FOR LESS", including marketing our own private label beauty products through these operations. Hairmax International is also pursuing the development of its "HAIRMAX" franchise concept, which it expects to launch and market in 2005, we expect to have five operating salons, in place, and a training center in South Florida. We are presently working with several business development consultants, and plan to pursue celebrity affiliation with the Hairmax concept, and the franchise development program. There are currently three HairMax stores in South Florida. During the quarter ending September 30, 2004, we terminated and discontinued any further investment in HairMax of Nevada, Inc. The operations did not meet corporate standards due to poor locations. Overall we plan on acquiring existing salon operations, from private owners. In our opinion, we will be able to increase sales significantly, by purchasing successful salon operations, and add them to our portfolio of developing companies. We recently targeted several potential salons, and expect aggressively to seek to purchase them, if we are successful in negotiating for acquisition plans to expand internationally.

In October 2004, we began development of DATEMAX USA.COM, an Internet dating portal. The licensing and development is being outsourced to a software developer. The portal is expected to be launched initially during October 2004, with continued technical developments and upgrades planned through fourth quarter. The Internet dating portal is majority owned by Max Internet Brands Inc. a Florida corporation, which presently owns several proprietary rights to the following domains: Datemax Seniors.com, Partymax USA.com, Companions USA. Com and Datemax USA.com.

We are seeking a programmer/developer partner to further develop Internet business interests, by development and acquisition. As a Business Development Company we are focused on growth, and plan on continuing existing business operations.

We expect to add at least 8 employees, through our subsidiary companies during the next 12 months to our retail operations. We are unable to determine how many additional employees will be required for support operations. The corporate staff of four office employees and various consultants that are presently on staff will manage new employees.

We plan on managing our Internet operations by outsourced contract labor, and do not expect to add new employees. In June 2002, we made application with the U.S. Patent and Trademark office, to gain exclusive rights to the name and logo for "Hair Max". The registration is still pending.

In July 2004, we signed a Letter of Intent with Xibiabang Corporation, in the Peoples Republic of China, for expanded development and partnership. Negotiations are still ongoing.

RESULTS  OF  OPERATIONS
-----------------------

Net  Loss

We had net losses of $(273,050) and $(424,175), or $(.002) and $(.65) per common share for the three months ended September 30, 2004 and 2003, respectively. We had net losses of $(1,302,077) and $(726,568) or $(.02) and $(1.13), for the
nine months ended September 30, 2004 and 2003, respectively. The change in net loss was primarily due to an increase in common shares issued for professional services rendered and compensation for officers. In addition, we experienced losses of business in our salon and cleaning segments for the quarter ended September 30, 2004 due to the multiple hurricanes in Florida during that period. These losses occurred before and after the hurricanes.

Sales

Cleaning revenues decreased $16,884 or 33% to $34,197 for the three months ended September 30, 2004, from $51,081 for the three months ended September 30, 2003. Cleaning revenues decreased $29,353 or 19% to $129,100 for the nine months ended September 30, 2004, from $158,453 for the nine months ended September 30, 2003. The decrease was primarily due to a decline in cleaning division demand in the first through third quarters of 2004 compared to the comparable periods in 2003. The Company is also concentrating more on its beauty salon segment. Average selling prices and gross margins remained fairly constant. In addition, we experienced sales losses in our salon and cleaning segments for the quarter ended September 30, 2004 due to the multiple hurricanes in Florida during that period. These sales losses occurred before and after the hurricanes.

Beauty salon revenues increased $21,812 or 38% to $79,415 for the three months ended September 30, 2004 as compared with $57,603 for the three months ended September 30, 2003. Beauty salon revenues increased $137,609 or 77% to $316,421 for the nine months ended September 30, 2004 as compared with $178,812 for the nine months ended September 30, 2003. The increase in the first through third second quarters of 2004 was primarily due increased demand due to stores being matured in the areas opened and the opening of new stores, less the affects of the Florida hurricanes in the third quarter.

Expenses

Selling, general, and administrative expenses for the three months ended September 30, 2004 decreased $102,517 or 21% to $382,094. In comparison with the three month period ended September 30, 2003, consulting and payroll increased $65,995 due to common stock issuances for professional services rendered and salaries for officers in the third quarter of 2004. Selling, general, and administrative expenses for the nine months ended September 30, 2004 increased $811,072 or 73% to $1,727,105. In comparison with the nine month period ended September 30, 2003 amount of $916,033, consulting and payroll increased due to common stock issuances for professional services rendered and salaries for officers in the first three quarters and mainly second quarter of 2004. The increase is directly attributable to the increase in common stock issued for consulting services in 2004 compared to 2003.

Liquidity  and  Capital  Resources

On September 30, 2004, we had cash of $9,111 and a working capital deficit of $83,950. This compares with cash of $3,994 and a working capital deficit of $139,712 at December 31, 2003. The increase in cash and decrease in working capital deficit was due to an increase in revenue from beauty salon and residential cleaning for 2004. Operating activities had a net usage of cash in the amount of $19,883 during the nine months ended September 30, 2004 reflecting an excess of expenditures over revenues with common stock issued for services added back.

Net cash used in operating activities was $20,858 for the nine months ended September 30, 2004 as compared with net cash used in operating activities of $181,182 for the same period ended September 30, 2003. The decrease in cash used was primarily attributable to an increase in stock issued for services in operations for the 2004 period.

Net cash used in investing activities for the nine months ended September 30, 2004 was $-0- as compared with net cash used in investing activities of $3,505 for the nine months ended September 30, 2003. The decrease in net cash used in investing activities is attributable to no purchases of fixed assets during the nine months ended September 30, 2004 compared to the comparable period in 2003.

Net cash provided by financing activities for the nine months ended September 30, 2004 was $25,975 as compared with net cash provided by financing activities of $125,628 for the nine months ended September 30, 2003. The decrease in net cash provided by financing activities is attributable to no proceeds from shareholder loan payable and a cash decrease from common stock issuances in the nine months ended September 30, 2004 compared to the comparable period in 2003.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
--------

We do not have any material risk with respect to changes in foreign currency exchange rates, commodities prices or interest rates. We do not believe that we have any other relevant market risk with respect to the categories intended to be discussed in this item of this report.

ITEM  4.  CONTROLS  AND  PROCEDURES
--------

Quarterly  Evaluation  of  Controls

     As  of  the  end  of  the  period  covered by this quarterly report on Form
10-QSB, we evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by our President and Chief Executive Officer, Edward A. Roth ("CEO") and Michael J. Bongiovanni, our Chief Financial Officer. In this section, we present the conclusions of our CEO and CFO based on and as of the date of the Evaluation, (i) with respect to the effectiveness of our Disclosure Controls, and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls.

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

PART  II.  OTHER  INFORMATION
---------

Item  1.  Legal  Proceedings

None.

Item  2.  Changes  in  Securities

During the three months ended September 30, 2004, we issued 175,000,000 shares of our restricted common stock to our President and Chief Executive Officer pursuant to a 200 for 1 conversion of 875,000 of preferred shares owned by our President and Chief Executive Officer into common shares. In addition, we issued 9,333,333 and 97,500 shares of common stock to unrelated outside investors and we issued 1,528,000 common shares for services rendered by outside contractors during the three months ended September 30, 2004.

Item  3.  Defaults  Upon  Senior  Securities

None.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

A majority of the security holders voted to issue common stock to various investors and consultants during the three months ended September 30, 2004.

A majority of the security holders voted to rescind and terminate the Share Purchase Agreement and related Promissory Notes and Security Agreements with southern Securities, Inc.

A majority of the security holders voted to enter into a signed Share Purchase Agreement and related Promissory Note and Security Agreement with Barr-John Investments.

Item  5.  Other  Information

In July of 2004, we signed a Letter of Intent with Xibiabang Corporation, in the Peoples Republic of China, for expanded development and partnership. Negotiations are still ongoing.

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

                                        HAIRMAX  INTERNATIONAL,  INC.,
                                       (Registrant)


                                        /S/  Michael  J.  Bongiovanni
Date:  November  11,  2004              -----------------------------
                                        Michael  J.  Bongiovanni
                                        Chief  Financial  Officer



                                        /S/  Edward  A.  Roth
Date:  November  11,  2004              -----------------------------
                                        Edward  A.  Roth
                                        Chief  Executive  Officer