Form 10KSB
period 2004-12-31
CHINA DIGITAL MEDIA CORP
filed 2005-04-18
CIK 821524

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the year ended December 31, 2004

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

COMMISSION FILE NUMBER: 001-14973

CHINA DIGITAL MEDIA CORPORATION
(Exact name of small business issuer as specified in its charter)

HAIRMAX INTERNATIONAL, INC.
(Former name of registrant)

                                     Nevada      13-3422912
(State or other jurisdiction of      (IRS Employer identification No.)
                                                                                             incorporation or organization)

2505-06, 25/F, Stelux House, 698 Prince Edward Road E. Kowloon, Hong Kong
(Address of principal executive offices)

(011) 852-2390-8600
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or an amendment to this Form 10-KSB. [x]

State issuer's revenues for its most recent fiscal year: $-0-.

As of April 15, 2005 there were 30,079,500 common shares outstanding and the aggregate market value of the common shares (based upon the average of the bid price of $1.35 and the asked price of $1.90 reported by brokers) held by non-affiliates was approximately $13,941,687.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Number of shares of common stock outstanding as of April 15, 2005: 30,079,500
Number of shares of preferred stock outstanding as of April 15, 2005: 1,975,000

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

PART I

ITEM 1. Description of Business

Corporate Organization

As used herein the term “we” or “us” refers to China Digital Media Corporation, (a Nevada Corporation), formerly known as HairMax International, Inc. since 2004 and its subsidiaries and predecessors, unless the context indicates otherwise. Originally incorporated in 1987 as Tri-Capital Corporation, the name was changed in 1988 to Advanced Appearance of America, which operated beauty salons until 1995. At that time, we discontinued its operations and went inactive until early 1998. In March of 1998, the Company changed its name to ATR Industries, Inc. On June 1, 1998, the Company acquired ATR Industries, Inc. of Florida (AKA Cleaning Express USA and Cleaning Express of South Palm Beach, Inc.), a private Florida Corporation, for 3,000,000 restricted shares of Common Stock. On September 12, 2002, one of our subsidiaries legally changed its name to Hairmax of Florida, Inc. from Beautyworks USA of Florida, Inc.

Since 1998, we concentrated our operations primarily on the home cleaning and beauty salon services industries until we discontinued all of these operations in 2005. In January 2000, we commenced operations of a new division of operations related to the preparation, development and marketing of cosmetics and beauty products via an e-commerce Internet site. These operations were conducted through our wholly owned subsidiary Beautymerchant.com, Inc., a Florida corporation. In 2001, we have ceased any further investment into Beautymerchant.com Inc, that had encountered numerous distribution and inventory problems, and after a developmental period, it was deemed not prudent to make any further investment. In 2005, we officially ceased any further investment into all of our hair salons and cleaning operations. These operations appear as discontinued as of March 31, 2005 in our accompanying audited statements of operations and related footnotes.

From July 1, 2004 until March 28, 2005, we operated as a Business Development Company regulated pursuant to Sections 55-65 of the Investment Company Act of 1940, as amended. We terminated our BDC status at a Board of Directors meeting held on March 17, 2005, in which the negative financial matters for the year ended December 31, 2004, as well as the demands of the regulatory scheme under the Investment Company Act of 1940, were factors weighing in favor of our decision.

Cleaning Express USA. Cleaning Express USA is a wholly owned Florida subsidiary corporation. Prior to discontinuance in 2005, our home services operations were primarily involved home cleaning services. Through its emphasis on budget pricing, we have developed a market in the home cleaning industry. We currently operate a central office and dispatches 15 to 20 workers in teams of two workers on a daily basis. The present geographic area in which we operated included Broward and South Palm Beach County areas of South Florida. Marketing for the home cleaning services was accomplished through print ads, television and radio commercials. Additionally, we utilized a referral program that rewards customers with future discounts for referring a client. The home cleaning industry is highly competitive with respect to price, service, quality and location. There are numerous, well-established, larger competitors in the home cleaning industry possessing substantially greater financial, marketing, personnel and other resources than us. We were not successful in achieving this goal since 1996. The primary market for Cleaning Express USA Inc., was individual households. No single customer made up more than ten percent of the total revenues of Cleaning Express USA, Inc. We had two full time employees and contracts with 18-20 workers that were each independently contracted with us to service and provide home cleaning services to existing and new customers.

Hairmax of Florida, Inc. and Hairmax of Nevada, Inc. Hairmax of Florida Inc., a Florida corporation, and Hairmax of Nevada, Inc., a Nevada corporation had a limited operating history. Having just started these services operation in the year 2001, we had a short operating history upon which to evaluate its business and prospects. We were unsuccessful in implementing the following:

1. Retain existing customers.
2. Attract new customers.
3. Meet customer demands.
4. Fulfill all customer needs.
5. Maintain sufficient in-store traffic.
6. Increase our media exposure.
7. Monitor the competition.
8. Ability to hire and retain qualified service personnel (hairstylists).
9. Locate and acquire independent salons.

The principal suppliers to Hairmax Corporation were wholesale distributors, who do not sell retail.

In prior years, we opened two locations for Hairmax salons in Coral Springs, Florida, including an existing location in Boca Raton, Florida; during the year we operated four Hairmax operations. Two salons were operating in Las Vegas, Nevada as of this date. These locations did not perform as expected, in comparison to the Florida operations.

The hair services industry was highly competitive with respect to price, service, and location. As a result, the potential for failure in this industry is significant. There were numerous, well-established, larger competitors in the beauty services industry with considerable expertise, possessing substantially greater financial, marketing, personnel and other resources than us.

Consistent, Quality Service. We were committed to meeting its customer’s hair care needs by providing competitively priced services and products in high traffic retail locations with professional and knowledgeable stylists. Our operations and marketing emphasize high quality services to create customer loyalty, to encourage referrals and to distinguish our salons from its competitors. The major services supplied by our salons are haircutting and styling, hair coloring and waving, shampooing, conditioning and waxing.

Growth Opportunities:

We believed we could expand our salon operations through a future franchise program and refine the Hairmax concept of "WE Style For Less", offering high quality hair services, through everyday low prices, appealing to the mass consumers and families. Our expansion was to focus on acquisition growth for the next 12 months, while continuing to develop Hair Max. We were unsuccessful with this.

Industry Overview

Management estimates that annual revenues of the hair care industry are $50 billion in the United States. The industry is highly fragmented with the vast majority of hair care salons independently owned. However, the influence of chains, both franchise and company-owned, has increased substantially. Management believes that chains will continue to have a significant influence on the overall market and will continue to increase their presence. Management also believes that the demand for salon services and products will continue to increase as the overall population continues to focus on personal health and beauty, as well as convenience

In August 2002, we discontinued all Internet operations, to focus on the family hair salon concept. The corporate name was changed to HAIRMAX, and a trademark application has been filed with the US Patent and Trademark office, registration #76461424. In addition the Florida corporation name was changed to Hairmax of Florida Inc., which then operated all salon operations in Florida. In September 2002, we formed a Nevada subsidiary corporation to operate the new Hairmax operations in Nevada. We were formed as Hairmax of Nevada Inc., and once entered into a lease for the flagship store which opened in the Spring 2003.

Government Regulation

No government approvals were required to conduct our principal operations, and we are not aware of any probable governmental regulation of our business sectors in the near future.

Effects of Inflation

We primarily compensated our salon employees with percentage commissions based on sales they generate, thereby enabling salon payroll expense as a percent of revenues to remain relatively constant. Accordingly, this provided us certain protection against inflationary increases as payroll expense and related benefits (our major expense components) are, with respect to these concepts, variable costs of sales. We do not believe inflation, due to its low rate, had a significant impact on the results of operations associated with hourly paid hairstylists for the remainder of our mall based and strip center salons. In addition all services provided by Cleaning Express USA, were accomplished by independent contractors.

Competition

The hair care industry is highly fragmented and competitive. There are competitors offering similar hair care services and products at similar prices. We faced severe competition within malls from companies which operate salons within department stores and from smaller chains of salons, independently owned salons and, to a lesser extent, salons which, although independently owned, are operating under franchises from a franchising company that may assist such salons in areas of training, marketing and advertising.

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

Products and Geographic Expansion

We began retail brick and mortar operations in second quarter 2002.

Management attempted, but failed, to expand to expand sales on a continual basis.

Customer Service

We believe our ability to establish long-term relationships with our customers encouraged repeat sales. We provided customer service with on-premise personnel and qualified management available at all locations.

Controls and Procedures

(a) On December 31, 2004, our Chief Executive Officer and Chief Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

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

ITEM 2. Properties

We leased our executive offices with 900 square feet for administration at 9900 West Sample Road, Coral Springs, Florida 33065 for approximately $950 per month. We leased our beauty salon facility of 1,100 square feet at the Del Mar Shopping Village, located at Powerline Road at Palmetto Park Road, Boca Raton, Florida, for $3,173 per month. We leased our beauty salon facility of 900 square feet at the Coral Palm Plaza, located on University Drive, Coral Springs, Florida, for $2,226 per month. We leased our beauty salon facility of 1,100 square feet at the Brookside Plaza, located on Wiles Road, Coral Springs, Florida, for approximately $3,100 per month. These noncancelable leases expire at varying dates through December 31, 2007.

ITEM 3. Legal Proceedings

We are not presently involved in any pending legal proceedings. However, we have been involved in legal proceedings during 2004 that would not be considered routine litigation incidental to our business. The following is a summary of these legal proceedings.

Dadon v. Roth et al., CV 03-08735 CAS (MANx). On December 1, 2003, a civil complaint was filed in the United States District Court for the Central District of California, Western Division, against the defendants by David Dadon, a shareholder and our former officer, seeking a preliminary injunction to enjoin, among other things, the Roth defendants from refusing to recognize David Dadon as Chairman and our Secretary, and refusing to recognize the removal of the Roth defendants as officers and directors of us pursuant to a Consent of Shareholders in Lieu of Special Meeting of Shareholders, dated November 14, 2003, and a Special Meeting of the Shareholders of the Registrant held on November 15, 2003, both of which shareholder actions were organized by Dadon and other shareholders sympathetic with his cause.

On December 19, 2003, United States District Judge Christina A. Snyder issued her Findings of Fact and Conclusions of Law and Order Denying Preliminary Injunction in the case. The Judge’s ruling concluded in Paragraph 14 that the preliminary injunction should not issue. Accordingly, plaintiff’s request for a preliminary injunction was denied by the Court. An interim restraining order seeking only to maintain the status quo, which was imposed on the Roth defendants and their affiliates on December 4, 2003, in order to enjoin stock issuances and sales pursuant to a Registration Statement on Form S-8 pending the outcome of this litigation, was also dissolved by Judge Snyder.

In Paragraph 6 of her opinion, Judge Snyder concluded as a matter of law that “Plaintiff has not demonstrated a probability of success on the merits”. She noted that the 3,302,000 votes cast approving the removal of Edward and Alisha Roth Constituted less than two-thirds of the 19,618,858 votes entitled to vote. She further concluded as a matter of law that “plaintiff has failed to demonstrate that there is likelihood that the 1,400,000 shares of Series A [convertible]
Preferred Stock [with ten votes per share] issued to Edward and Alisha Roth were invalid.” In addition, the Judge concluded as a matter of law that “Plaintiff has unclean hands in this case, which weighs in favor of denying the injunction”. She noted that plaintiff induced us to issue 2,000,000 shares of its common stock to Revenge Games, Inc., an allegedly independent entity. However, Revenge Games, Inc. appears to be under plaintiff’s control and the 2,000,000 shares paid to Revenge Games, Inc. appear to have been secured to be used in an attempt to remove Edward and Alisha Roth from their positions as officers and directors of us. Finally, Judge Snyder concluded as a matter of law that “Plaintiff’s credibility as a witness in this matter was further impeached by the fact the he was on August 6, 2003, enjoined by the United States District court for the District of Arizona in a similar contest for control of a corporation from representing himself to be Chairman of the Board, or any other officer or employee, of Viastar Holdings, Inc.”

There have been several motions made by the parties since December 19, 2003 Order in the case. None of the motions have been ruled on, nor would they be considered dispositive.

Hairmax International Corp. v. David Dadon, Case No. 03-62149. On December 2, 2003, we filed a civil lawsuit against David Dadon in the United States District Court for the Southern District of Florida, Fort Lauderdale Division. While the case has been filed with the Court, a copy of the Summons and Complaint has not been served on the defendant to date. In the Complaint, the Company includes causes of action for fraud, breach of fiduciary duty, intentional and negligent misrepresentation, tortuous interference with contractual relations, libel and slander, and permanent injunction. We have requested that the Court grant a preliminary injunction, prohibiting the defendant from taking actions that violate the law and perpetuate a fraud on us by representing to any person or entity that he is Chairman of the Board of us or any other officer of us, or is an employee, representative or agent of us, or is authorized to enter into agreements or make statements on our behalf. In addition, our Complaint seeks compensatory and punitive damages in an amount equal to $5.0 million for the damage caused by Defendant’s action.

On October 7, 2004, we entered into a settlement agreement with respect to both of the above cases, which were dismissed.

RM Coral Palm Plaza, Ltd., a Florida limited partnership, Plaintiff, vs. Hairmax of Florida, Inc. f/k/a National Beauty Corporation, a Florida corporation, and Hairmax International, Inc., f/k/a National Beauty Corporation, a Nevada corporation, Defendants

We reported in a Form 8-K in 2005 that a Complaint, dated March 3, 2005, captioned RM Coral Palm Plaza, Ltd., a Florida limited partnership, Plaintiff, vs. Hairmax of Florida, Inc. f/k/a National Beauty Corporation, a Florida corporation, and Hairmax International, Inc., f/k/a National Beauty Corporation, a Nevada corporation, Defendants, was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida. In general, the Complaint is an action by a landlord to evict a tenant from real property located at 2031 North University Drive, Coral Springs, Florida, and for damages in excess of $15,000, exclusive of interest and attorneys’ fees and costs.

The action arose out of an alleged breach of lease by defendant Hairmax of Florida, Inc., relating to our operation of a hair salon located at the 2031 North University Drive address. If all of the allegations of the plaintiff are proven at trial, the plaintiff may be entitled to damages of approximately $90,000, representing delinquent rents and an acceleration of rents due for the balance of the lease term, which extends through February of 2008. The plaintiff alleges, among other things, that we are the alter ego of its subsidiary, Hairmax of Florida, Inc., which is a our subsidiary that was formed to operate beauty salons in south Florida, and we should therefore be held responsible to the same extent as Hairmax of Florida, Inc.

In April, 2005, we entered into a settlement agreement for non-payment of rents for this beauty salon. The salon was closed in 2005 as further discussed in the footnotes to our audited financial statements. We agreed, and the lessor accepted, to pay $15,000 in accordance with the terms and conditions as set forth in the settlement agreement. The $15,000 is included in accounts payable in our audited balance sheet at December 31, 2004.

ITEM 4. Submission of Matters to a Vote of Security Holders

In the fourth quarter, the majority of the shareholders voted to approve our issuances of common stock to various officers, directors and outside consultants for services received.

PART II

ITEM 5. Market for the Registrant’s Common Stock and Related Security Holder Matters

(a)
The principal market in which our common stock is traded is the Over-the-Counter Bulletin Board, under the symbol “CDGT”. The table below presents the high and low bid price for our common stock each quarter during the past two years and reflects inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions. We obtained the following information from Lexis.com, an on-line source that provides historical pricing information.

	Bid
Quarter Ended	Low	High

03/31/03	1.00	4.00
06/30/03	1.00	2.00
09/30/03	1.00	2.00
12/31/03	1.00	2.00
03/31/04	10.00	20.00
06/30/04	7.00	18.00
09/30/04	4.00	9.00
12/31/04	2.00	9.00

The above stock prices have been retroactively adjusted in the above table for a 50 for 1 reverse stock split in 2003 and a 100 for 1 reverse split in 2004.

(b) Holders. The approximate number of holders of record of the Registrant's Common Stock as of April 15, 2004 was 80.

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

Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or "accredited investor" must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, unless the broker-dealer or the transaction is otherwise exempt, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the Registered Representative and current bid and offer quotations for the securities. In addition a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account, the account’s value and information regarding the limited market in penny stocks. As a result of these regulations, the ability of broker-dealers to sell our stock may affect the ability of Selling Security Holders or other holders to sell their shares in the secondary market. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

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

ITEM 6. Management’s Discussion and Analysis

Introduction

We are a Nevada corporation that legally changed our corporate name in March 2005 to China Digital Media Corporation and was formerly known as Hairmax International, Inc.

The financial statements below include its wholly owned subsidiaries, Cleaning Express USA, and Hairmax of Florida, Inc. (FKA Beauty Works USA, Inc.). We were a full service cleaning company offering daily residential cleaning services, carpet cleaning and other related services in the South Florida area under the name of Cleaning Express USA. We also offered beauty salon services and products though its two retail beauty salons in the South Florida area under our Hairmax of Florida, Inc. subsidiary.

Selected financial data
	Year Ended December 31
	2003	2004
Net Sales	$476,581	$561,699

Net Loss	(3,513,287)	(1,223,924)

Net Loss per
Common Share	(192.19)	(1.36)

Weighted Average
Common Shares Outstanding	18,280	897,643

	As of December 31,
	2003	2004
Total Assets	$90,697	$-0-
Working Capital (Deficit)	(139,712)	(141,809)
Shareholders’ Equity (Deficit)	(58,925)	(141,809)

No dividends have been declared or paid for any of the periods presented.

Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Sales

Sales, which were all shown under discontinued operations, for the year ended December 31, 2004 increased to $561,699 from $476,581 for the year ended December 31, 2003, an increase of 18%. The increase in revenues was primarily attributable to having more salons open full-time in 2004 as compared to 2003.

Income / Losses

Net losses for the year ended December 31, 2004 decreased to $1,223,924 from $3,513,287 for the year ended December 31, 2003, a decrease of 65%. The substantial decrease in loss was attributable primarily to an impairment of $2,200,000 in 2003 which was related to an asset acquisition in 2003.

The profitability measure used by the chief decision makers in allocating resources and assessing segment performance is net cash flows. Net cash flows are monitored closely for each segment on a timely basis and adjustments, if any, are made in order to strive for optimal profits. The Chief Executive Officer uses net cash flow as his primary profitability measure in assessing segment performance and allocating resources.

We expect to continue to incur losses at least through fiscal 2005 and may not be able to achieve or maintain profitability or sustain its revenue growth in the future.

Expenses

Selling, general and administrative expenses for the year ended December 31, 2004, decreased to $33,712 from $35,150 for the year ended December 31, 2003, a decrease of 4. The decrease in selling, general and administrative expenses was the result of decrease in general corporate overhead not directly related to discontinued operations of the hair salons and cleaning operations. Stock issued for consulting fees decreased due to fewer common stock share issuances during 2004 compared to 2003 that were paid to consultants to assist us in our growth plans.

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), “Accounting for Income Taxes.” A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carry forwards.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that, some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Non-Operating Expense Items

Recorded interest expense is attributable to interest paid on the outstanding shareholder loan balances during the 2004 and 2003 periods.

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

Recent Sales of Unregistered Securities

During the fourth quarter of 2004, we issued 3,000,000 common shares to an unrelated entity in exchange for a $30,000 promissory note receivable. The note was in default and deemed uncollectible and written off in 2004.

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

Years ended December 31, 2004 and December 31, 2003

Cash flows used in operations were a negative $101,874 for the year ended December 31, 2004, and a negative $204,341 for the year ended December 31, 2003. Negative cash flows from operating activities for the years ended December 31, 2004 and 2003 are primarily attributable to losses from operations, partially offset by the common stock issued for services in both years.

Cash flows from investing activities were a positive $71,905 for the year ended December 31, 2004 and a negative $53,349 for the same period in 2003. Both yearly investing cash flows were solely attributable to discontinued operations during 2003.

Cash flows provided by financing activities were $25,975 and $162,847 for the years ended December 31, 2004 and 2003, respectively. The positive cash flows in 2004 and 2003 were primarily due to the equity placement of common stock sold during 2004 and 2003 and proceeds from a shareholder loan made by our officer and director in 2003.

We have funded its cash needs from inception through December 31, 2004 with a series of shareholder debt and equity transactions, including private placements.

We have 1,975,000 shares of preferred stock outstanding at December 31, 2004, which are convertible at the option of the shareholder into 395,000,000 shares of common stock. During 2004, 875,000 preferred shares were converted into 175,000,000 (pre-split), 1,750,000 (post-split) common shares by one of our former officers and majority shareholder. During 2003, 600,000 preferred shares were converted into 6,000,000 common shares by two of our former officers and majority shareholders.

We have suffered recurring losses and have yet to generate an internal cash flow. We substantially relied on the revenues from the home cleaning business and from the revenues of the beauty salons in Boca Raton, Florida, Coral Springs, Florida and Las Vegas, Nevada. We projected that current and projected revenues and capital reserves will not sustain us for the next twelve months. Since the projected revenues of these sources fall short of needed capital because of a decrease in demand for the company's services as well as other factors, we were not be able to sustain our capital needs for more than twelve months. Therefore, we decided to discontinue the hair salon and cleaning operations in 2005.

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

ITEM 7. Financial Statements

CHINA DIGITAL MEDIA CORPORATION & SUBSIDIARIES
F/K/A HAIRMAX INTERNATIONAL, INC. & SUBSIDIARIES
Consolidated Balance Sheet
December 31, 2004

ASSETS

TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$141,809
TOTAL CURRENT LIABILITIES	141,809

STOCKHOLDERS' DEFICIT
Series A convertible preferred stock ($0.001 par value, 40,000,000 shares authorized, 1,975,000 shares issued and outstanding)	1,975
Series B 2% convertible preferred stock ($0.001 par value, 1,000 shares authorized, -0- shares issued and outstanding)	-
Common stock ($0.001 par value, 100,000,000 shares authorized, 1,993,363 shares issued and outstanding	1,993
Additional paid in capital	6,763,555
Accumulated deficit	(6,909,332)
TOTAL STOCKHOLDERS' DEFICIT	(141,809)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA DIGITAL MEDIA CORPORATION & SUBSIDIARIES
F/K/A HAIRMAX INTERNATIONAL, INC. & SUBSIDIARIES
Consolidated Statements of Operations
For the years ended December 31,2004 and 2003

	2004	2003
REVENUE AND COST OF SALES:
Sales	$-	$-
Cost of sales	-	-
Gross Profit	-	-

EXPENSES:
Stock issued for services	881,192	988,661
Selling, general and administrative	33,712	35,150
Total Expenses	914,904	1,023,811

OPERATING LOSS	(914,904)	(1,023,811)

OTHER INCOME (EXPENSE):
Interest expense	(2,762)	(1,656)
Loss from impairment of asset acquisition	-	(2,200,000)
Unrealized gain on trading securities	-	5,416
Total Other Income (Expenses)	(2,762)	(2,196,240)

NET LOSS FROM CONTINUING OPERATIONS	(917,666)	(3,220,051)

DISCONTINUED OPERATIONS:
Loss from discontinued operations	(306,258)	(293,236)

NET LOSS	$(1,223,924)	$(3,513,287)

Net loss per common share from continued operations	(1.02)	(176.15)
Net loss per common share from discontinued operations	(0.34)	(16.04)
Basic and fully diluted net loss per common share	$(1.36)	$(192.19)

Weighted Average Shares Outstanding, basic and fully diluted	897,643	18,280

The accompanying notes are an integral part of these consolidated financial statements.

CHINA DIGITAL MEDIA CORPORATION & SUBSIDIARIES
F/K/A HAIRMAX INTERNATIONAL, INC. & SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Deficit
For the years ended December 31, 2004 and 2003

	Series "A" Convertible		Series "B" 2% Convertible				Additional
	Preferred Stock, $0.001 Par		Preferred Stock, $0.001 Par		Common Stock, $0.001 Par		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2002	750,000	$750	-	-	7,060	$7	$2,272,488	$(2,172,121)	$101,124

Common stock issued for services received	-	-	-	-	12,539	13	848,568	-	848,581

Preferred stock issued for services received	1,400,000	1,400	-	-	-	-	158,600	-	160,000

Contributed capital - stock returned by officers	-	-	-	-	(494)	(1)	49,311	-	49,310

Return of common stock previously in escrow for
equity placement	-	-	-	-	(2,807)	(3)	95,350	-	95,347

Issuance of common stock for asset acquisition	-	-	-	-	20,000	20	2,199,980	-	2,200,000

Conversion of preferred shares into common
shares by officers	(600,000)	(600)	-	-	60,000	60	540	-	-

Net loss for the year	-	-	-	-	-	-	-	(3,513,287)	(3,513,287)
	-
Balances, December 31, 2003	1,550,000	$1,550	-	-	96,298	$96	$5,624,837	$(5,685,408)	$(58,925)

Common stock issued for cash	-	-	-	-	17,658	18	25,957		25,975

Common stock issued for services received	-	-	-	-	99,386	99	983,492	-	983,591

Preferred stock issued for services received	300,000	300	-	-	-	-	29,700	-	30,000

Preferred stock issued to pay shareholder loan	1,000,000	1,000	-	-	-	-	70,474	-	71,474

Issuance of common stock for note receivable	-	-	-	-	30,000	30	29,970	-	30,000

Conversion of preferred shares into common
shares by officers	(875,000)	(875)	-	-	1,750,000	1,750	(875)	-	-

Fractional shares due to split	-	-	-	-	21	-	-	-	-

Net loss for the year	-	-	-	-	-	-	-	(1,223,924)	(1,223,924)
-
Balances, December 31, 2004	1,975,000	$1,975	-	-	1,993,363	$1,993	$6,763,555	$(6,909,332)	$(141,809)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA DIGITAL MEDIA CORPORATION & SUBSIDIARIES
F/K/A HAIRMAX INTERNATIONAL, INC. & SUBSIDIARIES
Consolidate Statements of Cash Flows
For the years ended December 31, 2004 and 2003

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,223,925)	$(3,513,287)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Common stock issued for services	983,591	848,581
Common stock issued for note receivable	30,000	-
Preferred stock issued for services	30,000	160,000
Loss from impairment of asset acquisition	-	2,200,000
Interest accrued on shareholder loan payable	2,318	1,656
Marketable securities	5,416	(5,416)
Discontinued operations, net	70,726	104,125
NET CASH USED IN OPERATING ACTIVITIES	(101,874)	(204,341)

CASH FLOWS FROM INVESTING ACTIVITIES:
Discontinued operations, net	71,905	(53,349)
NET CASH USED IN INVESTING ACTIVITIES	71,905	(53,349)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loan payable	-	67,500
Proceeds from equity placement	25,975	95,347
NET CASH PROVIDED BY FINANCING ACTIVITIES	25,975	162,847

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,994)	(94,843)

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE YEAR	3,994	98,837

END OF THE YEAR	$-	$3,994

SUPPLEMENTARY CASH FLOW INFORMATION OF NON-CASH FINANCING:
Common stock issued for services	$983,591	$848,581
Preferred stock issued for services	$30,000	$160,000
Preferred stock issued for repayment of shareholder loan	$71,474	$-
Cash paid for interest expense	$-	$-
Common stock issued for purchase of assets	$-	$2,200,000

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 8. Changes with and Disagreements With Accountants on Accounting And Financial Disclosure

None.

ITEM 8a. Controls and Procedures

Quarterly Evaluation of Controls. As of the end of the period covered by this annual report on Form 10-KSB, we evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by our President and Chief Executive Officer, Daniel Ng ("CEO"), and by Lui Chi Keung, our Chief Financial Officer ("CFO"). In this section, we present the conclusions of our CEO and CFO based on and as of the date of the Evaluation, (i) with respect to the effectiveness of our Disclosure Controls, and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls.

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

ITEM 9. Directors and Executive Officers of the Registrant

(a)	Identification of Directors

The following information, as of April 15, 2005 is furnished with respect to each Director and Executive Officer:

		Date of
Name of Director	Age	Service	Position with Company

Daniel Ng	47	2004	President, Chief Executive Officer, Director
Lui Chi Keung	52	2004	Chief Financial Officer
Chen Juan	28	2005	Director
Zhow Wei Yu	32	2005	Director

Note: The former directors resigned and the new directors above were appointed effective January 10, 2005. Their biographies are set forth below along with our officers.

All Directors serve for one-year terms, which expire at the annual shareholders meeting in 2005.

All officers serve at the pleasure of the Board.

There are no arrangements or understandings pursuant to which any of them were elected as officers.

Mr. Ng, age 47, is our President and Chief Executive Officer and Director Designee. Mr. Ng is founder and CEO of Arcotect Digital Technology Limited. Arcotect Digital was founded to capitalize on the numerous opportunities in China arising from the digitization of cable television services and the reform of state owned cable television enterprises.

Mr. Ng has extensive experience in Cable TV operations, Internet and information technology industry. Mr. Ng is currently Chief Executive Officer and Architect of Arcotect Limited, one of the several pre-selected Hong Kong Government vendors in supplying e-Government information systems. Mg. Ng has been the Chairman & CEO of DCP Holdings Limited, a listed company in the Hong Kong Stock Exchange (2000 - 2001) which specializes in personal computer manufacturing and Internet related investment projects. In 1999, Mr. Ng was the Director of Cable Multimedia Services of Hong Kong Cable TV Limited, the only cable TV operator in Hong Kong. From 1995 to 1998, Mr. Ng was the founder and President of Hong Kong Star Internet Limited, the first commercial ISP in Hong Kong. Star Internet was the second largest ISP in Hong Kong and merged with HK Telecom IMS (the largest ISP at that time) in 1998.

Mr. Ng has a significant record of service in the information technology industry. Mr. Ng was elected as one of Hong Kong’s “Ten Outstanding Young Digi Persons” by the Hong Kong Productivity Council and Hong Kong Junior Chamber in 2000. Mr. Ng was the secretary of the Hong Kong Information Technology Federation, a non-profit trade association founded in 1980 with more than 300 corporate members. HKITF provides a forum in which IT-related businesses in Hong Kong can work together for the benefit of the industry and to maintain a high level of business practice amongst the members. Mr. Ng was a committee member of the Electronics & Communications Industry & Health Advisory Committee of the Occupational Safety & Health Council. Mr. Ng was also the founding member of Hong Kong Internet Service Providers Association and was elected as the first chairman from 1996 to 1999.

Mr. Lui Chi Keung, age 52 is a Chief Financial Officer and head of corporate affairs of ADT.

Prior to joining ADT, Lui was the founder and managing director of Beth Group for more than 7 years. The group provided ERP system development and SI service to local corporations. Through the activities of Information Technology consultants, software development, sales and marketing, Lui has gained substantial knowledge in Information Technology, new product development and sales force management.

From 1989 to 1992, Lui was appointed as Director and General Manager of Tomson Pacific, a Hong Kong listed company. In the capacity as a member of the senior management team, Lui guided the company in various substantial investments including: the equity participation in the Macau Jockey Club, Macau Golf Club, Far East Biscuit Factory in China, several residential and commercial property developments in Hong Kong, Macau and China, the acquisition of Bond Corporation in Hong Kong with net assets of more than HK$2 billion. All of those experiences have given Lui many skills in corporate acquisitions and investment management.

In addition, Lui has worked in the commercial and merchant banking fields for more than 10 years. His experiences qualify him as an investment analyst and corporate planner.

Lui graduated from the Baptist University, majoring in Business Management, with a minor in Accounting, and he completed a M.B.A. at the University of East Asia in Macau.

Mr. Wei Yu Zhow, age 32, is a Director Designee of the Company. He is currently general manager of Gu Wu Fei Yung Production Company Limited since 2000.

Mr. Zhow worked in the Bank of China from 1989 to 2000.

Ms. Chen Juan, age 28 is a Director Designee of the Company. She is currently a teacher of computer related courses in Guangdong Dance College since 1999.

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

Code of Ethics

We are presently working with our legal counsel to prepare and adopt a code of ethics that applies to our principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions (the "Code of Ethics"). A draft of the Code of Ethics is attached hereto as Exhibit 14.1. The Code of Ethics is being designed with the intent to deter wrongdoing, and to promote the following:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts if interest between personal and professional relationships

•
Full, fair, accurate, timely and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer

•	Compliance with applicable governmental laws, rules and regulations

•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code

•	Accountability for adherence to the code

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

Summary Compensation Table

Name and Position	Fiscal Year	Annual Salary	Bonuses	Other Compen- sation	Restricted Stock Awards	LTIP Options	Restricted Stock Bonuses
		(1)	(2)	(3)	(4)
Edward A. Roth, former CEO and President	2004 2003 2002	$250,000 $250,000 $197,000	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-
Michael J. Bongiovanni, former CFO	2004 2003 2002	$50,000 $50,000 $25,000	-0- -0- -0-	-0- -0- -0-	25,000 25,000 -0-	-0- -0- -0-	-0- -0- -0-
Alisha Roth, former Secretary, Treasurer	2004 2003 2002	$75,000 $75,000 $ -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

(1)	The dollar value of base salary (cash and non-cash) received.

(2)	The dollar value of bonus (cash and non-cash) received.

(3)
During the periods covered by the Summary Compensation Table, the Company did not pay any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property.

(4)	Issuances of restricted stock for services rendered. These shares were valued at the then average bid-ask price.
Compensation of Directors

We formerly paid our non-employee directors’ 1,000 shares of the Company’s restricted common stock per year for Directors' Meetings attended. It is anticipated that no more than twelve meetings will occur each year. Employee directors are not compensated for services rendered as directors of the company. We are currently evaluating a new policy for directors.

Employment Contracts and Termination of Employment and Change-In Control Arrangements

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

(a)	Security Ownership of Certain Beneficial Owners

All persons known by the Registrant to own beneficially more than 5% of any class of the Company's outstanding stock on April 15, 2005, are listed below:

Title of Class	Name and Address	# Shares	Nature of Ownership	Current % Owned

Common Stock, $.001 Par Value	Daniel Ng 2505-06, 25F, 698 Prince Edward Road E., Hong Kong	21,500,00	Direct	71.4%
Preferred Stock, $.001 Par Value (z)	Daniel Ng 2505-06, 25F, 698 Prince Edward Road E., Hong Kong	1,975,000	Direct	100%

(z) Each share of preferred stock is convertible into two hundred shares of common stock.

(b)	Security Ownership of Management

The following table sets forth the number of shares owned beneficially on April 15, 2005, by each Director and by all Officers and Directors as a group. Information as to the beneficial ownership is based upon statements furnished to the Company by such persons.

Title of Class	Name and Address	# Shares	Nature of Ownership	Current % Owned (w)
Common Stock, $.001 Par Value	Daniel Ng 2505-06, 25F, 698 Prince Edward Road E., Hong Kong	21,500,000	Direct	71.4%
Common Stock, $.001 Par Value	Lui Chi Keung 2505-06, 25F, 698 Prince Edward Road E., Hong Kong	None	Direct	-0-%
Common Stock, $.001 Par Value	Chen Juan 2505-06, 25F, 698 Prince Edward Road E., Hong Kong	None	Direct	-0-%
Common Stock, $.001 Par Value	Zhow Wei Yu 2505-06, 25F, 698 Prince Edward Road E., Hong Kong	None	Direct	-0-%
Common Stock, $.001 Par Value	All Officers and Directors as a Group	21,500,000	Direct	71.4%
Preferred Stock, $.001 Par Value (z)	Daniel Ng 2505-06, 25F, 698 Prince Edward Road E., Hong Kong	1,875,000	Direct	100%

** Less than .01%

 (z)   Each share of preferred stock is convertible into two hundred shares of common stock.

(c)	Changes in Control
The Company knows of no arrangements that may at a subsequent date result in a change of control in the Company.

ITEM 12. Certain Relationships and Related Transactions

(a)
We have 1,975,000 shares of Series “A” preferred stock outstanding at December 31, 2004. These shares are owned by our majority shareholder and will be exchanged in accordance with the Plan of Exchange.

(b)	During 2004, we enacted a 100 for 1 reverse split of our common stock.
(c)
During 2004, a Plan of Exchange was entered into, whereby Arcotect was acquired in a reverse merger by Hairmax International, Inc. The merged company changed its name to China Digital Media Corporation on March 31, 2005.

(d)
During 2004, our majority shareholder converted 875,000 preferred shares into 1,750,000 restricted common shares (2 for 1 conversion due to 100 for 1 reverse split), received 300,000 preferred shares for services rendered at a fair value of $30,000 and received 1,000,000 preferred shares to pay for a shareholder loan, $71,474.

(e)	During the year ended December 31, 2004, we issued 99,386 shares of our common stock for services rendered by officers and outside consultants.
(f)	During 2004, 30,000 common shares were issued for a $30,000 note receivable.

ITEM 13. Exhibits and Reports on Form 8-K

(a)	Financial Statements
1. The following financial statements of HairMax International, Inc. & Subsidiaries are included in Part II, Item 7:

Independent Auditors’ Report…………………………………… 14
Balance Sheet-December 31, 2004………………………………    15-16
Statements of Operations - years ended
December 31, 2004 and 2003………………………….…  17-18
Statements of Cash Flows - years ended
December 31, 2004 and 2003………………….………… 19-20
Statements of Stockholders’ Equity - years ended
December 31, 2004 and 2003…………………………… 21
Notes to Financial Statements…………………………………… 22-28

2. Exhibits

Articles of incorporation, bylaws and related amendments are incorporated by reference to Exhibit No. 1 of Form 10-SB filed November 1999.

14.1 Code of Ethics

31.1. Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer

31.2. Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer

32.1. Section 1350 Certifications of Chief Executive Officer

(b)	Reports on Form 8-K

We issued two reports on Form 8-K during the three months ended December 31, 2004. Key components are as follows:

1. On November 12, 2004, Alisha Roth and Michael J. Bongiovanni resigned as directors. Jane Letwin and John Phelps were elected as new directors.

2. As of December 28, 2004, we entered into a Plan of Exchange (the "Agreement"), between and among the Registrant, Arcotect Digital Technology Limited, a corporation organized and existing under the laws of the Hong Kong SAR of the Peoples' Republic of China ("Arcotect"), the shareholders of Arcotect (the "Arcotect Shareholders") and the Majority Shareholders of the Registrant.

Pursuant to the terms of the Agreement, the parties have agreed that the closing will occur in two stages, as follows: (i) the Majority Shareholders of the Registrant will transfer to the Arcotect Shareholders an amount equal to 2,850,000 shares of the Registrant's Series A Convertible Preferred Stock that is convertible, at the option of the holder of each share, into 200 shares of common stock of the Registrant, and the Majority Shareholders of the Registrant
will agree to transfer to an investor designated by the Arcotect Shareholders an amount equal to 1,750,000 shares of common stock of the Registrant, in return for the total cash payment of $400,000 and (ii) the Registrant will issue to the Arcotect Shareholders an amount equal to 20,000,000 shares of common stock of the Registrant in exchange for all of their shares of capital stock of Arcotect. Upon completion of the exchange, Arcotect will become a wholly-owned subsidiary of the Registrant.

Item 14. Principal Accountant Fees and Services

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Perrella & Associates, ("Perrella") for our audit of the annual financial statements for the years ended December 31, 2004 and 2003, and all fees billed for other services rendered by Perrella during those periods.

Year Ended December 31	2004		2003
	Perrella		Perrella
Audit Fees (1)	$24,000	(2)	$15,000	(3)
Audit-Related Fees (4)	--		--
Tax Fees (5)	--		--
All Other Fees (6)	--		--
Total Accounting Fees and Services	$24,000		$15,000

(1)
Audit Fees. These are fees for professional services for our audit of the annual financial statements, and for the review of the financial statements included in our filings on Form 10-QSB, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)
The amounts shown for Perrella in 2004 relate to (i) the audit of the Company's annual financial statements for the fiscal year ended December 31, 2003, and (ii) the review of the financial statements included in the Company's filings on Form 10-QSB for the first, second and third quarters of 2004.

(3)
The amounts shown for Perrella in 2003 relate to (i) the audit of the Company's annual financial statements for the fiscal year ended December 31, 2002, and (ii) the review of the financial statements included in the Company's filings on Form 10-QSB for the first, second and third quarters of 2003.

(4)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.

(5)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(6)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

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

Hairmax Subsequent Events.

On December 28, 2004, the Company entered into a Plan of Exchange (the “Plan of Exchange”) with Arcotect Digital Technology, Inc., a corporation organized and existing under the laws of the Hong Kong SAR of the Peoples’ Republic of China (“Arcotect”), the Arcotect Shareholders and the Majority Shareholders of the Company, pursuant to which Daniel Ng purchased 2,850,000 shares of the Company’s Series A Convertible Preferred Stock from the Majority Shareholders in return for the payment of $400,000 in cash. The shares of Series A Convertible Preferred Stock are convertible into 200 shares of common stock, and vote together with the common stock on an as converted basis on all matters presented to shareholders. Mr. Ng immediately acquired control of the Company through his share ownership of the Series A Convertible Preferred Stock, which gave him control of over 99% of the common stock of the Company on a fully-converted basis. The Plan of Exchange also contemplated that at some point in the future, the Company would issue 20,000,000 shares of common stock in exchange for all of the issued and outstanding registered capital of Arcotect. As a result of this share exchange, Arcotect would become a wholly-owned subsidiary of the Company.

On January 10, 2005, Mr. Ng replaced the Board of Directors of the Company with his own nominees, including two directors who were “non-interested’ within the meaning of the Investment Company Act of 1940, as amended.

On January 13, 2005, the Company filed a Form 1-E with the Commission to commence a Regulation E offering of its common stock that was exempt from registration under Rule 602 under the Securities Act of 1933, as amended. This offering was undertaken with the express commitment of the Company’s management to run the Hairmax of Florida, Inc. and Cleaning Express USA, Inc. subsidiaries as eligible portfolio companies under its business development company mandate. The offering was successful and resulted in the sale in late January of 6,586,500 shares of common stock to six investors who tendered their ninety-day promissory notes in the aggregate amount of $2,290,025. Such notes have not matured as of the date hereof, so the proceeds have not been collected to date.

On March 17, 2005, the Board of Directors took certain important actions for the future of the Company. Based on the significant losses at the Hairmax of Florida, Inc. and Cleaning Express USA, Inc. subsidiaries for the year ended December 31, 2004, and the negative prospects for the future, the advice of its financial consultants, and in light of the Company’s newly adopted business plan, the Board of Directors decided to sell or otherwise liquidate the operations of the two subsidiaries of the Company. The Board also decided to terminate its status as a business development company and to complete the reverse merger with Arcotect. On March 31, 2005, such merger was completed, and, pursuant thereto, 1,500,000 shares of common stock of the Company were issued to the Arcotect Shareholders in lieu of the 20,000,000 shares contemplated by the Plan of Exchange. The reduction was consented to by the Arcotect Shareholders in light of the significant increase in price of the shares of common stock of the Company since the date of execution of the Plan of Exchange.

During March, the Company also changed its name to China Digital Media Corporation from Hairmax International, Inc. In addition, as of March 31, 2005, the Company took accounting steps to discontinue its operations in the hair care and cleaning businesses.

The Company will publish audited financial statements and pro forma financial statements for the Arcotect acquisition no later than 71 calendar days from April 12, 2005, the date which it reported the closing of the reverse merger with Arcotect., in accordance with the requirements of Item 9.01 of Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA DIGITAL MEDIA CORPORATION
                         (Registrant)

Date: April 15, 2005

/s/ Daniel Ng
Daniel Ng
President, CEO and Director

/s/ Lui Chi Keung
Kui Chi Keung
President, CEO and Director

/s/ Chen Juan
Chen Juan
Director

/s/ Zhow Wei Yu
Zhow Wei Yu
Director