Form 10KSB/A
period 2004-12-31
CHINA DIGITAL MEDIA CORP
filed 2005-04-20
CIK 821524

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-KSB/A

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the year ended December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

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

Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or an amendment to this Form 10-KSB. ☒

State issuer's revenues for its most recent fiscal year:  $-0-.

As of April 15, 2005 there were 30,079,500 common shares outstanding and the aggregate market value of the common shares (based upon the average of the bid price of $1.35 and the asked price of $1.90 reported by brokers) held by non-affiliates was approximately  $13,941,687.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

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

Explanatory Note

On April 15, 2005, China Digital Media Corporation (the "Company") filed with the Securities Exchange Commission its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. This Amendment No. 1 on Form 10-KSB/A to the Annual Report on Form 10-KSB has been filed to include the Consolidated Notes to Financial Statements and the Report of Independent Registered Public Accounting Firm inadvertently omitted and to correct certain typographical and clerical errors in the original filing.

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

Hairmax of Florida, Inc. and Hairmax of Nevada, Inc. Hairmax of Florida Inc., a Florida corporation, and Hairmax of Nevada, Inc., a Nevada corporation had a limited operating history. Having just started these services operation in the year 2001, we had a short operating history upon which to evaluate its business and prospects. Both operations were discontinued as of March 31, 2005. We were unsuccessful in implementing the following:

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

Controls and Procedures

(a) As of December 31, 2004, our Chief Executive Officer and Chief Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

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

ITEM 2. Properties

We leased our executive offices with 900 square feet for administration at 9900 West Sample Road, Coral Springs, Florida 33065 for approximately $950 per month. We leased our beauty salon facility of 1,100 square feet at the Del Mar Shopping Village, located at Powerline Road at Palmetto Park Road, Boca Raton, Florida, for $3,173 per month. We leased our beauty salon facility of 900 square feet at the Coral Palm Plaza, located on University Drive, Coral Springs, Florida, for $2,226 per month. We leased our beauty salon facility of 1,100 square feet at the Brookside Plaza, located on Wiles Road, Coral Springs, Florida, for approximately $3,100 per month. These noncancelable leases expire at varying dates through December 31, 2007. These leased premises have been discontinued as of March 31, 2005.

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

On October 7, 2004, we entered into a settlement agreement with respect to both of the above cases, which were dismissed without loss or benefit to us.

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

In April, 2005, we entered into a settlement agreement for non-payment of rents for this beauty salon. The salon was closed in 2005 as further discussed in the footnotes to our audited financial statements. We agreed, and the lessor accepted, to pay $15,000 in accordance with the terms and conditions as set forth in the settlement agreement. The $15,000 is included in accounts payable in our audited balance sheet at December 31, 2004. It was agreed that the lawsuits against both HairMax entities would be dismissed with prejudice.

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

Quarter Ended	Bid Low	High

03/31/03	1.00	4.00
06/30/03	1.00	2.00
09/30/03	1.00	2.00
12/31/03	1.00	2.00
03/31/04	10.00	20.00
06/30/04	7.00	18.00
09/30/04	4.00	9.00
12/31/04	2.00	9.00

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

	Series "A" Convertible		Series "B" 2% Convertible				Additional
	Preferred Stock, $0.001 Par		Preferred Stock, $0.001 Par		Common Stock, $0.001 Par		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2002	750,000	$750	-	-	7,060	$7	$2,272,488	$(2,172,121)	$101,124

Common stock issued for services received	-	-	-	-	12,539	13	848,568	-	848,581

Preferred stock issued for services received	1,400,000	1,400	-	-	-	-	158,600	-	160,000

Contributed capital - stock returned by officers	-	-	-	-	(494)	(1)	49,311	-	49,310

Return of common stock previously in escrow for
equity placement	-	-	-	-	(2,807)	(3)	95,350	-	95,347

Issuance of common stock for asset acquisition	-	-	-	-	20,000	20	2,199,980	-	2,200,000

Conversion of preferred shares into common
shares by officers	(600,000)	(600)	-	-	60,000	60	540	-	-

Net loss for the year	-	-	-	-	-	-	-	(3,513,287)	(3,513,287)
	-
Balances, December 31, 2003	1,550,000	$1,550	-	-	96,298	$96	$5,624,837	$(5,685,408)	$(58,925)

Common stock issued for cash	-	-	-	-	17,658	18	25,957		25,975

Common stock issued for services received	-	-	-	-	99,407	99	983,492	-	983,591

Preferred stock issued for services received	300,000	300	-	-	-	-	29,700	-	30,000

Preferred stock issued to pay shareholder loan	1,000,000	1,000	-	-	-	-	70,474	-	71,474

Issuance of common stock for note receivable	-	-	-	-	30,000	30	29,970	-	30,000

Conversion of preferred shares into common
shares by officers	(875,000)	(875)	-	-	1,750,000	1,750	(875)	-	-

Net loss for the year	-	-	-	-	-	-	-	(1,223,924)	(1,223,924)
-
Balances, December 31, 2004	1,975,000	$1,975	-	-	1,993,363	$1,993	$6,763,555	$(6,909,332)	$(141,809)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA DIGITAL MEDIA CORPORATION & SUBSIDIARIES
F/K/A HAIRMAX INTERNATIONAL, INC. & SUBSIDIARIES
Consolidate Statements of Cash Flows
For the years ended December 31, 2004 and 2003

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,223,925)	$(3,513,287)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Common stock issued for services	983,591	848,581
Common stock issued for note receivable	30,000	-
Preferred stock issued for services	30,000	160,000
Loss from impairment of asset acquisition	-	2,200,000
Interest accrued on shareholder loan payable	2,318	1,656
Marketable securities	5,416	(5,416)
Discontinued operations, net	70,726	104,125
NET CASH USED IN OPERATING ACTIVITIES	(101,874)	(204,341)

CASH FLOWS FROM INVESTING ACTIVITIES:
Discontinued operations, net	71,905	(53,349)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	71,905	(53,349)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loan payable	-	67,500
Proceeds from equity placement	25,975	95,347
NET CASH PROVIDED BY FINANCING ACTIVITIES	25,975	162,847

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,994)	(94,843)

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE YEAR	3,994	98,837

END OF THE YEAR	$-	$3,994

SUPPLEMENTARY CASH FLOW INFORMATION OF NON-CASH FINANCING:
Common stock issued for services	$983,591	$848,581
Preferred stock issued for services	$30,000	$160,000
Preferred stock issued for repayment of shareholder loan	$71,474	$-
Cash paid for interest expense	$-	$-
Common stock issued for purchase of assets	$-	$2,200,000

The accompanying notes are an integral part of these consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
China Digital Media Corporation & Subsidiaries
f/k/a HairMax International, Inc. & Subsidiaries

We have audited the accompanying consolidated balance sheet of China Digital Media Corporation & Subsidiaries, f/k/a HairMax International, Inc. & Subsidiaries, (a Nevada corporation) as of December 31, 2004 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Digital Media Corporation & Subsidiaries, f/k/a HairMax International, Inc. & Subsidiaries (a Nevada corporation) as of December 31, 2004 and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations, has negative working capital, has discontinued operations and has a stockholders’ deficit as of December 31, 2004 which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note D. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Perrella & Associates, P. A.
Pompano Beach, Florida
April 11, 2005

CHINA DIGITAL MEDIA CORPORATION & SUBSIDIARIES
F/K/A HAIRMAX INTERNATIONAL, INC. & SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - China Digital Media Corporation & Subsidiaries (the “Company”) (formerly known as HairMax International, Inc. & Subsidiaries) (a Nevada corporation) legally changed its corporate name on March 31, 2005.

The consolidated financial statements include its wholly owned subsidiaries, Cleaning Express USA, Hairmax of Florida, Inc. and Hairmax of Nevada, Inc. Cleaning Express USA offered a full service cleaning company providing daily residential cleaning services, carpet cleaning and other related services in the South Florida region. Hairmax of Florida, Inc. and Hairmax of Nevada, Inc. offered beauty salon services and products through its two retail beauty salons in the South Florida and Las Vegas areas. On December 28, 2004, the Company entered into a Plan of Exchange with, among others, Arcotect Digital Technology, Ltd., a corporation organized and existing under the laws of the Hong Kong SAR of the Peoples’ Republic of China (“Arcotect”). As a result of the Plan of Exchange, on March 31, 2005, Arcotect became a wholly-owned subsidiary of the Company. The operations of the Hairmax of Florida, Inc. and Cleaning Express, Inc. subsidiaries were discontinued several months after the Plan of Exchange was executed. See Note B.

Cash and Cash Equivalents - For purposes of the Statement of Cash Flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents.

Impairment of Long-Lived Assets -The Company evaluates the recoverability of its property and equipment and other assets in accordance with Statement of Financial Accounting Standards No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets”(“SFAS 144”). SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such assets relate. SFAS 144 excludes goodwill and intangible assets. When an asset exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on January 1, 2002. An impairment of an acquired asset in 2003, for $2.2 million, was recorded in 2003, (see note F), none in 2004.

Revenue Recognition - Revenue for the residential cleaning operations is recognized when cleaning services are performed. Revenues for beauty salon services are recognized when the services are rendered. Revenues for beauty products are recognized when the retail products are sold at the beauty salon locations.

Management’s Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures  of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CHINA DIGITAL MEDIA CORPORATION & SUBSIDIARIES
F/K/A HAIRMAX INTERNATIONAL, INC. & SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising - The Company charges the costs of advertising to expense when incurred. Advertising expense for the years ended December 31, 2004 and 2003 was $40,682 and $52,256, respectively.

Income Taxes - Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), “Accounting for Income Taxes.” A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carryforwards.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that, some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Net Loss Per Share - In accordance with accounting principles generally accepted in the United States, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the respective periods (excluding shares that are not yet issued). The effect of stock options, warrants and convertible preferred stock is antidilutive for all periods presented.

Recent Accounting Pronouncements - In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, (“FIN 46’) “Consolidation of Variable Interest Entities” which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and apply in the first fiscal period beginning after June 15, 2003, for variable interest entities created prior to February 1, 2003. The implementation of the pronouncement did not have a material effect on our financial condition and cash flows.

In May 2003, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 150, ‘Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity’. The SFAS No.150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities in statements of financial position. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities,

CHINA DIGITAL MEDIA CORPORATION & SUBSIDIARIES
F/K/A HAIRMAX INTERNATIONAL, INC. & SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)
all of whose shares are mandatorily redeemable.

Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. The implementation of the pronouncement did not have a material effect on our financial condition and cash flows.

In December 2003, the issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” rescinded the accounting guidance contained in SAB No. 101, “Revenue Recognition in Financial Statements,” and incorporated the body of previously issued guidance related to multiple-element revenue arrangements. The Company’s adoption of SAB No. 104 did not have any impact on its consolidated financial statements.

In March 2004, the FASB ratified EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“EITF 03-1”), but delayed the recognition and measurement provisions of EITF 03-1 in September 2004. For reporting periods beginning after June 15, 2004, only the disclosure requirements for available-for-sale securities and cost method investments are required. The Company’s adoption of the requirements did not have a significant impact on the Company’s disclosures.

In July 2004, the FASB issued EITF Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other than Common Stock” (“EITF 02-14”). EITF 02-14 requires application of the equity method of accounting when an investor is able to exert significant influence over operating and financial policies of an investee through ownership of common stock or in-substance common stock. EITF 02-14 is effective for reporting periods beginning after September 15, 2004. The adoption of EITF 02-14 will not have a significant impact on the Company’s consolidated financial statements.

On December 16, 2004, the FASB issued Statement No. 123R, “Share-Based Payment” which requires companies to record compensation expense for stock options issued to employees at an amount determined by the fair value of the options. SFAS No. 123R is effective for interim or annual periods beginning after June 15, 2005. As such, effective with the Company’s first fiscal quarter of 2006, SFAS No. 123R will eliminate the Company’s ability to account for stock options using the method permitted under APB 25 and instead require us to recognize compensation expense should the Company issue options to its employees or non-employee directors. The Company is in the process of evaluating the impact adoption of SFAS No. 123R will have on the consolidated financial statements.

CHINA DIGITAL MEDIA CORPORATION & SUBSIDIARIES
F/K/A HAIRMAX INTERNATIONAL, INC. & SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

NOTE B - PLAN OF EXCHANGE, COMPANY ACQUISITION AND SUBSEQUENT EVENT

A Plan of Exchange (“Plan”) was entered into on December 28, 2004, whereby Arcotect was acquired in a reverse merger by Hairmax International, Inc. The merged company changed its name to China Digital Media Corporation on March 31, 2005. The Company has 1,975,000 shares of Series “A” preferred stock outstanding at December 31, 2004. These shares are owned by the Company majority Shareholder. In accordance with the Plan, the Arcotect Shareholders will receive 100% of these shares, and 175,000,000 shares (pre-reverse stock split) shares of common stock in exchange for all of the issued and outstanding registered capital of Arcotect. In addition, it was agreed that 20,000,000 (post-reverse stock split) new shares of the Company’s common stock were to be transferred to the Arcotect Shareholders at closing. As a result of the increase in market price of the shares of common stock of the Company, the Arcotect Shareholders accepted 1,500,000 shares of common stock of the Company at closing, in lieu of the 20,000,000 shares contemplated by the Plan. As additional consideration, the Plan provided that Arcotect paid the Company’s major Shareholder $400,000, and it did so in December 2004. In addition, the Company’s major Shareholder indemnified the Company for liabilities, as defined in the Plan. After consummation of the transactions, as defined in the Plan, Arcotect Shareholders will own 90.62% of the issued and outstanding shares of the Company’s common stock

NOTE C - DISCONTINUED OPERATIONS

As of March 31, 2005, the Company’s operating subsidiaries ceased operations due to recurring losses and change in management, see note L. The subsidiaries represented 100% of the Company’s revenues. Liabilities remain as of December 31, 2004 representing accounts payable, payroll tax accruals and potential lease obligations. The discontinued operations are reported in these financial statements retroactively for the two reporting years, at December 31, 2004 and 2003 and for the years then ended as follows:

	2004	2003

Revenues	$561,699	$476,581
Expenses	685,958	769,817
Stock issued for services	102,399	-
Asset write-down	79,600	-

Loss from discontinued operations	$(306,258)	$(293,236)

NOTE D - GOING CONCERN

The Company has suffered recurring losses from operations, has negative working capital, has discontinued operations and has a stockholders’ deficit as of December 31, 2004. In addition, the Company has yet to generate an internal cash flow from its business operations. These factors raise substantial doubt as to the ability of the Company to continue as a going concern.

CHINA DIGITAL MEDIA CORPORATION & SUBSIDIARIES
F/K/A HAIRMAX INTERNATIONAL, INC. & SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

NOTE D - GOING CONCERN (continued)

New management took over the operations of the Company as of January 10, 2005, and proceeded to consummate a Regulation E offering under the Securities Act of 1933, as amended, pursuant to which six investors purchased 6,586,500 shares of common stock by tendering their ninety-day promissory notes in the aggregate amount of $2,290,025. Management’s plans with regard to our going concern comment encompass the following actions: 1) obtain funding from new investors to alleviate the Company’s capital deficiency, and 2) implement a plan focusing on developing and expanding Arcotect through increased sales and marketing efforts.

The Company’s continued existence is dependent upon its ability to resolve it liquidity problems and increase profitability in its business operations. However, the outcome of management’s plans cannot be ascertained with any degree of certainty. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

NOTE E- CONVERTIBLE PREFERRED STOCK

Series “A” Preferred Stock

The Company has 1,975,000 shares of Series “A” preferred stock outstanding at December 31, 2004. These shares are owned by the majority Shareholder and will be exchanged in accordance with the Plan of Exchange, see Note B.

During 2004, the Company’s majority shareholder converted 875,000 preferred shares into 1,750,000 restricted common shares (2 for 1 conversion), received 300,000 preferred shares for services rendered at a fair value of services rendered of $30,000 and received 1,000,000 preferred shares to pay for a shareholder loan, $71,474. During 2003, the Company’s majority shareholder converted 600,000 preferred shares into 60,000 post conversion common shares (see Note F). During 2003, the Company’s majority shareholder received 1,400,000 preferred shares for services rendered at a fair value of services rendered  of $160,000.

Series “B” Preferred Stock

The Company has authorized 1,000 shares of Series “B” 2% convertible preferred shares. The shares of Series “B” preferred stock is convertible at a redemption price of 115% of the stated

CHINA DIGITAL MEDIA CORPORATION & SUBSIDIARIES
F/K/A HAIRMAX INTERNATIONAL, INC. & SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

Series “B” Preferred Stock (continued)

value of each share of Series “B” stock plus accrued and unpaid dividends. The shares of the Series “B” stock have no voting power.

NOTE F - COMMON STOCK

During the year ended December 31, 2004, the Company enacted a 100 for 1 reverse stock split on its common stock. All common stock amounts in the accompanying financial statements have been retroactively restated to reflect this capitalization change.

During the year ended December 31, 2004, the Company issued 99,386 shares of its common stock for services rendered by officers and outside consultants. The shares were valued on the date of issuance for a fair value of $983,591, which was expensed during the year.

During the year ended December, 31 2003, the Company issued 12,539 shares of its common stock for services rendered by officers and outside consultants. The shares were valued on the date of issuance for a fair value of $848,581, which was expensed during the year.

During 2004, 30,000 common shares were issued for a $30,000 note receivable. The note was in default and deemed uncollectible and written off in 2004

During 2003, the Company issued 2,000,000 restricted common shares to an unrelated entity, Revenge Games, Inc. (“RGI”) for the purchase of a movie. The value of the asset was recorded in 2003 at the fair value of the common stock as of the date of the agreement, $2,200,000. RGI did not deliver title or any other item related to the movie. In 2003, the Company recorded 100% impairment of the recorded asset due to the uncertainty of its value. The Company also filed legal proceedings against RGI and its majority owner seeking compensatory and punitive damages. The legal proceedings and matter was settled in 2004 (See Note K).

NOTE G - COMMITMENTS

The Company formerly leased its executive offices in Coral Springs, Florida and beauty salons in Boca Raton, Florida, Coral Springs, Florida and Las Vegas, Nevada under non-cancelable operating leases that expire from varying dates through December 31, 2008. All of these leases are in the process of, or have been cancelled by, negotiations with the respective lessor or are in default due to the discontinuation of the Company’s operations on March 31, 2005. Approximately $45,000 is included in liabilities for lease settlements, see Note K. Rent expense for 2004 and 2003 is $159,400 and $94,322, respectively.

The Company had been committed to three employment agreements through April 5, 2005 and April 1, 2007. Due to the discontinuation of operations on March 31, 2005, these agreements have been cancelled

CHINA DIGITAL MEDIA CORPORATION & SUBSIDIARIES
F/K/A HAIRMAX INTERNATIONAL, INC. & SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

NOTE H - INCOME TAXES

The Company has approximately $1,000,000 of federal and state net operating losses available, as may be adjusted and defined by federal and state statute, that expire in various years through the year 2019. This net operating loss is generally available to on-going entities and due to change in control and change in business industry classifications, the net operating loss is not expected to be available to the Company post-merger.

Due to operating losses, there is no provision for current federal or state income taxes for the years ended December 31, 2004 and 2003.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at December 31, 2004 consists of net operating loss carry forwards calculated using federal and state effective tax rates a valuation allowance. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance.

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the years ended December 31, 2004 and 2003 is as follows:

	2004	2003

Income tax computed at the federal statutory rate	34%	34%
State income taxes, net of federal tax benefit	5%	5%
Valuation allowance	(39%)	(39%)
Total deferred tax asset	0%	0%

NOTE I - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2003, the Company borrowed $67,500 from its majority shareholder. The borrowings were not supported by a promissory note but bears interest of 8% interest per annum. The shareholder loan payable and related interest thereto was paid in 2004 by the conversion of the Company’s preferred shares, see Note E.

NOTE J - EQUITY PLACEMENT

On October 24, 2002, the Company entered into an equity placement agreement (“agreement”) pursuant to Rule 504 of Regulation D (formerly referred to as an acquisition) whereby the Company acquired the assets of an unrelated Colorado corporation consisting of $200,000 cash and a $550,000 promissory note receivable due on or before February 20, 2003. All liabilities of

CHINA DIGITAL MEDIA CORPORATION & SUBSIDIARIES
F/K/A HAIRMAX INTERNATIONAL, INC. & SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

NOTE J - EQUITY PLACEMENT (continued)

the corporation were discharged prior to the merger. As consideration, as stipulated in the agreement, the Company issued 1,000 common shares and 750 shares of its newly created Series B 2% convertible preferred stock in 2003 to the corporation’s sole shareholder. There were no operations of the corporation prior to the agreement and because the agreement does not meet the conditions of a significant acquisition, pro forma information has not been provided.

On March 28, 2003, a Modification agreement to the promissory note was executed modifying the payment terms on the note. HEM Mutual Assurance, LLC, the maker of the note, agreed to make weekly $30,000 payments until the note was paid in full. The modification agreement also stipulated a termination clause by either party upon written notice. The Company received $95,628 in payments prior to termination in May 2003 and the previously issued shares from the original agreement were returned to the Company.

NOTE K - CONTINGENCIES AND LEGAL PROCEEDINGS

As disclosed in Note G, the Company has four existing lease obligations in Florida and Nevada, one for its former executive offices and three for subsidiary operations, whereby the initial lease terms expire in 2005 through 2008 with minimum lease obligations of approximately $405,000. On March 17, 2005, the board of directors met and decided to liquidate or sell the two subsidiary operations, as further discussed in Note L. The subsidiary salon and cleaning services were operating through March 31, 2005. However, the Florida salons were abruptly closed, by the property manager without consent of the Board of Directors. In April 2005, the Company entered into a settlement agreement for non-payment of rents for the Coral Springs, Florida beauty salon ($89,000 of the above minimum lease obligation). The Company agreed, and the lessor accepted, to pay $15,000 in accordance with the terms and conditions as set forth in the settlement agreement. The $15,000 is included in accounts payable at December 31, 2004.

If management believes that a loss arising from these matters is probable and can reasonably be estimated, the Company records the amount of the loss, or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more probable than another. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary. Based on current available information, including the above mentioned settlement, that these properties have a high likelihood of being leased or sub-leased and recovery is available from the former major shareholder, management believes that recording an additional $30,000 on the other three unsettled lease obligations at December 31, 2004 is reasonable.

However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the Company’s financial position, cash flows or overall results of operations of the period in which the ruling occurs, or future periods.

On December 1, 2003 a shareholder and former officer of the Company filed a complaint against the Company seeking to be recognized as Chairman and Secretary of the Company and to remove certain current directors from the Company. In December, 2003 a U.S. District Judge denied the plaintiff’s allegations and ruled in favor of the Company denying the plaintiff’s request for a preliminary injunction. In addition, the Judge concluded that the former officer “has unclean hands in this case, which weighs in favor of denying the injunction” and that the former officer induced the Company to issue 2,000,000 shares of its common stock (See Note F) to Revenge Games, Inc., (“RGI”) an allegedly independent entity.

The Company filed a counter claim in December 2003 that includes causes of action for fraud, intentional and negligent misrepresentation, libel and related matters. The Company’s complaint sought compensatory and punitive damages in an amount equal to $5.0 million for the damage caused by the former officer’s action. In 2004, the Company negotiated a settlement and dismissal of this litigation without loss or benefit to the company.

CHINA DIGITAL MEDIA CORPORATION & SUBSIDIARIES
F/K/A HAIRMAX INTERNATIONAL, INC. & SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

NOTE L  SUBSEQUENT EVENTS

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

During March, the Company also changed its name to China Digital Media Corporation from Hairmax International, Inc. In addition, as of March 31, 2005, the Company took accounting steps to discontinue its operations in the haircare and cleaning businesses. As a result, net assets of $79,600, as of December 31, 2004, have been written-down and are included in discontinued operations.

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