Form 10QSB
period 2005-03-31
CHINA DIGITAL MEDIA CORP
filed 2005-05-19
CIK 821524

 U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 for the quarterly period ended March 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 for the transition period from _______ to _______

CHINA DIGITAL MEDIA CORPORATION
(Exact name of small business issuer as specified in its charter)

HAIRMAX INTERNATIONAL CORP.
(Former name of registrant)

Nevada	13-3422912
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

2505-06, 25/F, Stelux House, 698 Prince Edward Road E. Kowloon, Hong Kong
(Address of principal executive offices)

(011) 852-2390-8600
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Number of shares of common stock outstanding as of May 11, 2005: 30,155,843

Number of shares of preferred stock outstanding as of May 11, 2005: 1,975,000

Index

Index

Item 1.    Financial Statements

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)
AT MARCH 31, 2005

ASSETS

2005
CURRENT ASSETS
Cash and cash equivalents	$93,606
Accounts receivable, net of allowances	1,013,514
Inventories	857,382
Other receivables and prepaid expenses	56,648
Total Current Assets	2,021,150

PROPERTY AND EQUIPMENT, NET	5,570,663
TOTAL ASSETS	$7,591,813

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$3,593,477
Other payables and accrued liabilities	38,517
Due to a director	75,821
Due to a related company	68,678
Value added taxes payable	19,641
Income taxes payable	312,636
Due to a Stockholder	191,934
Total Current Liabilities	4,300,704

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock ($.001 par value, 100,000,000 shares authorized,
28,579,976 shares issued and outstanding at March 31, 2005)	28,580
Series A convertible preferred stock ($.001 par value, 40,000,000 shares authorized,
1,975,000 shares issued and outstanding at March 31, 2005)	1,975
Series B 2% convertible preferred stock ($.001 par value, 1,000 shares authorized,
-0- shares issued and outstanding at March 31, 2005)	-
Additional paid in capital	3,422,839
Common Stock Subscription Receivables	(2,290,025)
Retained earnings	2,127,740
Total Stockholders' Equity	3,291,109

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,591,813

Index

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

	2005	2004

NET SALES
Revenue from digitalization of television signals	$691,101	$356,938
Government grant, PRC	302,371	302,371
	993,472	659,309

COST OF SALES	(121,025)	(105,403)

GROSS PROFIT	872,447	553,906

OPERATING EXPENSES
Selling, general and administrative expenses	171,656	157,287
Depreciation and amortization	263,136	25,303
Total Operating Expenses	434,792	182,590

INCOME FROM OPERATIONS	437,655	371,316

OTHER INCOME
Interest income, net	198	527

Total Other Income	198	527

NET INCOME	$437,853	$371,843

Net income per share - basic diluted	$0.02	$0.04
Net income per share - fully diluted	$0.02	$0.03

Weighted average shares outstanding	23,051,117	10,439,296

Index

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$437,853	$371,843
Adjusted to reconcile net income to cash provided
by (used in) operating activities:
Depreciation	263,136	25,303
Changes in operating assets and liabilities
Increase in accounts receivable	(702,103)	(324,215)
Increase in other receivable and prepaid expenses	(9,485)	(89,528)
Increase in inventories	(237,750)	(40,639)
Increase in accounts payable	569,564	656,122
Increase/(decrease) in other payables and accrued liabilities	(3,277)	95,158
Increase in value added tax payables	(5,993)	3,412
Net cash provided by operating activities	311,945	697,456

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(406,221)	(715,008)
Net cash used in investing activities	(406,221)	(715,008)

CASH FLOWS FROM FINANCING ACTIVITIES
Due from directors - net	20,717	-
Due to a related company	38,988	(90,348)
Due to a stockholder	(32,000)	755,927
Net cash provided by financing activities	27,705	665,579

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(66,571)	648,027

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	160,177	2,074

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$93,606	$650,101

Supplemental Information
Interest expense paid	$-	$-
Income taxes paid	$-	$-
6,586,500 common shares subscribed during the quarter	$2,290,025	$-

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CHINA DIGITAL MEDIA CORPORATION & SUBSIDIARIES
MARCH 31, 2005 (UNAUDITED)

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at March 31, 2005, the results of operations for the three month periods ended March 31, 2005 and 2004, and cash flows for the three months ended March 31, 2005 and 2004. The results for the period ended March 31, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2005. These financial statement should be read in conjunction with the financial statements and notes for the year ended December 31, 2004 appearing in the Company's annual report on Form 10-KSB and 8-K as filed with the Securities and Exchange Commission.

Revenue Recognition - The Company generates two revenue streams: software development and digitalization of television signals.

Software development

We provide various information technology professional services to our customers based on a negotiated fixed-price time and materials contracts. We recognize services-based revenue from all of our contracts when the service has been performed, the customer has approved the completion of services and an invoice has been issued and collectibility is reasonably assured.

Digitalization of television signals

We entered into a 20 year agreement with Nanhai Network Company to assist the conversion of television signal from analogue into digital by providing digital television set-top-box ("STB") and smart cards to the subscribers in Nanhai City on a loan basis. We are entitled to a portion of fees payable by the existing subscriber under a subscription agreement between the subscriber and the Nanhai Network Company. Revenue is recognized on a straight line basis in accordance with the term of the subscription agreement. We also charge installation fees and sell STB and smart cards to new subscribers. Revenue arising from these services is recognized when the subscriber is invoiced for the STB and smart cards upon the completion of installation works.

The local government of Nanhai City also approved a grant of $1,209,482 each year for five years to finance the purchase of STB and smart cards for sale and loan to subscribers. The grant is recognized as revenue on receipt from the local government.

Management's Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Per Share - Basic income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding during the periods. Diluted income per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no potentially dilutive securities for the three months ended March 31, 2005 and 2004.

Property and equipment - Property and equipment are stated at cost, less accumulated depreciation. Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided on a straight-line basis, less estimated residual value over the assets’ estimated useful lives. The estimated useful lives are as follows:

STB and smart cards                       5 Years
Motor vehicles                               10 Years
Furniture, fixtures and equipment     5 Years

Long-lived assets - In accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", long-lived assets and certain identifiable intangible assets held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long- lived assets. We review long-lived assets to determine that carrying values are not impaired.

Fair value of financial instruments - Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. Trade accounts receivable, accounts payable, and accrued liabilities are reflected in the financial statements at fair value because of the short-term maturity of the instruments.

Foreign currency translation - The functional currency of ADTL is Hong Kong Dollars and AGTL is the Chinese Renminbi (“RMB”). Transactions denominated in Hong Kong Dollars and RMB are translated into United States dollars using year end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Net gains and losses resulting from foreign exchange translations are included in the statements of operations and stockholder’s equity as other comprehensive income (loss). No translation differences were recorded for the three months ended March 31, 2005 and 2004.

Index

NOTE 2 - SEGMENT INFORMATION

We operate in three reportable segments, Digitalization of Television Signals, Software Development and Investment Holding. The accounting policies of the segments are the same as described in the summary of significant accounting policies. We evaluate segment performance based on income from operations. All inter-company transactions between segments have been eliminated. As a result, the components of operating income for one segment may not be comparable to another segment. The following is a summary of our segment information for the three months ended March 31, 2005 and 2004:

NOTE 3 - COMMITMENTS AND CONTINGENCIES

Employee benefits

Our full time employees in China are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. We are required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provision and contributions made for such employee benefits was $6,350 and $2,383 for the three months ended March 31, 2005 and 2004, respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

We also operate a Mandatory Provident Fund plan (“the plan”) which is available to all employees in Hong Kong. Both of us and the employees are required to contribute 5% (subject to an aggregate amount of $256) per month of the employees’ relevant income. Our contributions are 100% vested in the employees as soon as they are paid to the plan. Contributions to the plan are expensed as they become payable in accordance with the rules of the plan and amounted to $385 and $385 for the three months ended March 31, 2005 and 2004, respectively. The assets of the plan are held separately from those of ours and are managed by independent professional fund managers.

Operating leases commitments

We lease office space from third parties under two operating leases which expire on May 31, 2005 and August 7, 2005 at monthly rental of $290 and $1,734. We also lease spaces for staff quarters from third parties under five operating leases which expire from May 1, 2005 to March 16, 2006 with total monthly rental of $641. Accordingly, for the three months ended March 31, 2005 and 2004, we recognized rental expense for these spaces in the amount of $6,134 and $5,203, respectively.

As of March 31, 2005, we have outstanding commitments with respect to the above non-cancelable operating leases, which are due as follows:

Capital commitments

According to the amended Articles of Association of AGTL, ADTL has to fulfill registered capital contributions of $5 million within two years from July 16, 2004. As of March 31, 2005, we have fulfilled $1,305,177 of the registered capital requirement and have registered capital commitments of $3,694,823.

Index

NOTE 4 - COMMON STOCK AND RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2005, we issued 20,000,000 shares of our restricted common stock to our President and Chief Executive Officer pursuant to the Plan of Exchange dated December 28, 2004. These shares were issued in exchange for all of the shares of capital stock of Arcotect Digital Technology Limited pursuant to the exchange thereto. In addition, we issued 105 shares of common stock to various parties during the three months ended March 31, 2005 due to our rounding up of common shares on account of the reverse split. We also issued 6,586,500 common shares to six creditors during the three months ended March 31, 2005. These shares were issued under Regulation E with an aggregate consideration of $2,290,025 in debt principal in the form of 9% ninety-day promissory notes. We extended these notes for an additional two months in return for an increase of three percentage points in the annual percentage interest rate under the notes.

During the quarter ended March 31, 2005, we did not issue preferred stock.

NOTE 5 - SUBSEQUENT EVENTS

As of May 1, 2005, six obligors under an aggregate of $2,290,025 in principal amount of their 9% ninety-day promissory notes owing to us, which notes were delivered to us in connection with the obligors’ purchase of 6,586,500 shares of our common stock under its Regulation E offering which closed on February 7, 2005, are in default in their payment obligations.

We have agreed to an extension of the term of the notes for an additional two months in return for an increase of three percentage points (3%) in the annual percentage interest rate under the notes.

On April 18, 2005, our counsel informed us that Edward A. Roth, our former Chairman and President, as well as the consultant and manager of our former businesses in this country, had unilaterally, and without the approval or our consent, terminated the operations of the our three beauty salons located in South Florida, on or about February 7, 2005.

Such termination was not reported to us by Mr. Roth, and we did not find out about this bizarre action until our counsel spoke to an agent for one of the landlords on April 18, 2005. When we were confronted with this breach of contract and breach of fiduciary duty by Mr. Roth, the Board of Directors promptly discharged Mr. Roth as a consultant to all of our subsidiaries and as an officer of the same.

As previously reported, a Complaint, dated March 3, 2005, in the matter of RM Coral Palm Plaza, Ltd., a Florida limited partnership, Plaintiff, vs. Hairmax of Florida, Inc. f/k/a National Beauty Corporation, a Florida corporation, and Hairmax International, Inc., f/k/a National Beauty Corporation, a Nevada corporation, Defendants, was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida. The Complaint arose out of an alleged breach of lease by defendants Hairmax of Florida, Inc. and Hairmax International, Inc., with respect to its operation of a hair salon located at 2031 North University Drive, Coral Springs, Florida 33071. If all of the allegations of the plaintiff had been proven at trial, the plaintiff might have been entitled to damages of approximately $90,000, which sum represents delinquent rents and an acceleration of rents due for the balance of the lease term, which extends through February of 2008.

On April 15, 2005, the parties entered into a Settlement Agreement that provided that the litigation would be dismissed with prejudice in exchange for the payment by the Defendants of an aggregate amount equal to $15,000. It was agreed that payment would be made in an amount equal to $10,000 upon execution of the Settlement Agreement, with the remaining $5,000 being paid in two installments by September 5, 2005.

Index

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We are hereby providing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward looking statements made in this quarterly report on Form 10-QSB. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "likely will result," "are expected to," "will continue," "is anticipated," "estimated," "intends," "plans" and "projection") are not historical facts and may be forward-looking statements and involve estimates and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements.

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

Overview

China Digital Media Corporation., formerly known as HairMax International Corp., was incorporated in Nevada in 1987. We formerly operated through our discontinued wholly owned subsidiaries, Cleaning Express USA, Hair Max of Florida, Inc. f/k/a Beauty Works USA, Inc. and Cleaning Express USA, Inc., a full service cleaning company that formerly offered daily residential cleaning services, carpet cleaning and other related services in the South Florida area. During 2005, we discontinued the above mentioned operations in these subsidiaries.

Our business plan now currently entails developing one of the fastest growing companies in the China broadcasting media and Cable TV industry. We are one of the fastest growing companies engaged in the business of broadcasting media and Cable TV in the People's Republic of China. We are realigning our business direction to cover more segments of the media industry through investment, mergers, acquisitions and alliance partnership. In view of the rapid growth and potential market of China's media industry, we will continue to put our resources into the target media market across the China while looking for potential distribution partners in the United States and other countries.

Arcotect Digital Technology Limited and our China operating subsidiary Arcotect Technology (Guangzhou) Limited is the sole contractor and operator of digital television services in Nanhai, a city in the Guangdong province. The city of Nanhai has approximately 400,000 paying Cable TV subscribers which it plans to migrate from analog television to digital television. Thus far, we have migrated around 100,000 subscribers from analog television to digital television by installing a digital set-top-box into subscriber's premises. We are offering an additional 60 TV channels divided into four product packages, namely "World Movies", "Life & Leisure", "World Sports" and "News". We are responsible for migrating all 400,000 subscribers from analog to digital television service as well as operating its own pay-TV and interactive services. We currently employ approximately 200 people to support the existing operations.

We plan to allocate more resources in order to develop more high value added services, including but not limited to information services (e- Government), High-Definition Television service, IP Set-top-box and Near- Video-On-Demand service.

Nanhai is the first model city in China to implement city-wide total migration of Digital Television by contracting with professional managers who fund their operations from the capital market. Our success represents a successful model of cooperation and a win-win situation for the state owned Cable Network Company, the TV viewers and investors like us. We intend to duplicate this successful model and seek co-operation with cable companies in other cities of China and continue to grow our business with contributions from existing operations and new businesses.

The broadcasting media and Cable TV industry is capital intensive and is gradually opening up to foreign investment. We plan to expand and diversify into 1) TV Channel operations and Advertisement sales and 2) TV program production and related content management services in the near future through selective acquisitions and alliances."

Index

RESULTS OF OPERATIONS

Net Income (Loss)

We had net income of $437,853 and $371,843, or $.02 and $.04 per common share for the three months ended March 31, 2005 and 2004, respectively. The change in net income was primarily due to an increase in sales and related gross profit.

Sales

Revenues increased $334,163 or 51% to $993,472 for the three months ended March 31, 2005, from $659,309 for the three months ended March 31, 2004. The increase was primarily due to increased demand for our product and services and increased revenue from digitalization of television signals in the first quarter of 2005 compared to the comparable period in 2004.

Gross profit margins increased from 84% during the three months ended March 31, 2004 to 87% during the three months ended March 31, 2005 although remained relatively consistent between periods.

Expenses

Selling, general, and administrative expenses for the three months ended March 31, 2005 increased $252,202 or 138% to $434,792. In comparison with the three month period ended March 31, 2004, selling, general and administrative expenses increased $14,369 due to growth due support increased revenue. Depreciation and amortization increased $237,833 from $25,303 during the three months ended March 31, 2004 due to acquisitions of property in equipment since the prior period.

Liquidity and Capital Resources

On March 31, 2005, we had cash of $93,606 and a working capital deficit of $2,087,620. This compares with cash of $160,177 and a working capital deficit of $2,215,939 at December 31, 2004. The decrease in cash and increase in working capital deficit was due to an increase in net income for the three months ended March 31, 2005. Operating activities had a net generation of cash in the amount of $311,945 during the three months ended March 31, 2005 reflecting an excess of revenues over expenditures and increased depreciation as mentioned above.

Net cash used in investing activities for the three months ended March 31, 2005 was $406,221 as compared with net cash used in investing activities of $715,008 for the three months ended March 31, 2004. The decrease in net cash used in investing activities is attributable to fewer purchases of property and equipment during the three months ended March 31, 2005 compared to the comparable period in 2004.

Net cash provided by financing activities for the three months ended March 31, 2005 was $27,705 as compared with net cash provided by financing activities of $665,579 for the three months ended March 31, 2004. The decrease in net cash provided by financing activities is attributable to no proceeds from shareholder loan payable in 2005 compared to a large infusion in 2004.

Receivable collections from the Nankai Network Company are scheduled to begin in June 2005. The Company's investment in STB's and smart cards account for the substantial accounts payable at March 31, 2005. For liquidity and cash requirements the board has considered bank loan or issuance of new shares for supportive funding.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have any material risk with respect to changes in foreign commodities prices or interest rates. We do not believe that we have any other relevant market risk with respect to the categories intended to be discussed in this item of this report.

Concentrations and Risks

During 2005 and 2004, 99% of the Comapany's assets were located in China and 100% of the Company's revenues were derived from customers in China.

The Company relied on one supplier for approximately 85% of its purchases in 2004. As of March 31, 2005, accounts payable to this supplier amounted to $3,319,860.

In 2005 and 2004, the Company did not derive revenue from any one customer for more than 10% of its total revenue.

ITEM 4. CONTROLS AND PROCEDURES

Quarterly Evaluation of Controls

As of the end of the period covered by this quarterly report on Form 10-QSB, we evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by our President and Chief Executive Officer, Daniel Ng ("CEO") and Lui Chi Keung, our Chief Financial Officer. In this section, we present the conclusions of our CEO and CFO based on and as of the date of the Evaluation, (i) with respect to the effectiveness of our Disclosure Controls, and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls.

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

Index

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

Index

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As previously reported, a Complaint, dated March 3, 2005, in the matter of RM Coral Palm Plaza, Ltd., a Florida limited partnership, Plaintiff, vs. Hairmax of Florida, Inc. f/k/a National Beauty Corporation, a Florida corporation, and Hairmax International, Inc., f/k/a National Beauty Corporation, a Nevada corporation, Defendants, was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida. The Complaint arose out of an alleged breach of lease by defendants Hairmax of Florida, Inc. and Hairmax International, Inc., with respect to its operation of a hair salon located at 2031 North University Drive, Coral Springs, Florida 33071. If all of the allegations of the plaintiff had been proven at trial, the plaintiff might have been entitled to damages of approximately $90,000, which sum represents delinquent rents and an acceleration of rents due for the balance of the lease term, which extends through February of 2008.

On April 15, 2005, the parties entered into a Settlement Agreement that provided that the litigation would be dismissed with prejudice in exchange for the payment by the Defendants of an aggregate amount equal to $15,000. It was agreed that payment would be made in an amount equal to $10,000 upon execution of the Settlement Agreement, with the remaining $5,000 being paid in two installments by September 5, 2005.

Item 2. Changes in Securities

During the three months ended March 31, 2005, we issued 20,000,000 shares of our restricted common stock to our President and Chief Executive Officer pursuant to the Plan of Exchange dated December 28, 2004. These shares were issued in exchange for all of the shares of capital stock of Arcotect Digital Technology Limited pursuant to the exchange thereto. In addition, we issued 105 shares of common stock to various parties during the three months ended March 31, 2005 due to our rounding up of common shares on account of the reverse split. We also issued 6,586,500 common shares to six creditors during the three months ended March 31, 2005. These shares were issued under Regulation E with an aggregate consideration of $2,290,025 in debt principal in the form of 9% ninety-day promissory notes.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits are incorporated by reference.
(b) On January 10, 2005, we filed an 8-K regarding a change in control among other events.
(c) On January 10, 2005, we filed a DEF 14C for amendments to our charter for a name change among other items.
(d) On January 18, 2005, we filed an 8-K regarding continuance of operations and BDC status.
(e) On March 17, 2005, we filed an 8-K regarding termination of BDC status and to seek buyers of our operations.
(f) On March 31, 2005, we filed an 8-K regarding a complain that we received as discussed above in item 1of this part herein.
(g) On April 21, 2005 We filed an 8-K/A Financial Statements of Arcotec.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA DIGITAL MEDIA CORPORATION
(Registrant)

Date: May 16, 2005	By:	/s/ Lui Chi Keung
Lui Chi Keung
Chief Financial Officer

Date: May 16, 2005	By:	/s/ Daniel Ng
Daniel Ng
Chief Executive Officer