Form 10QSB
period 2005-06-30
CHINA DIGITAL MEDIA CORP
filed 2005-08-11
CIK 821524

 U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 for the quarterly period ended JUne 30, 2005

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

(011) 852-2390-8600
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Number of shares of common stock outstanding as of June 30, 2005: 30,087,468

Number of shares of preferred stock outstanding as of June 30, 2005: 1,875,000

Index

ITEM 1.

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
AT JUNE 30, 2005
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$66,551
Accounts receivable, net of allowances	1,952,868
Inventories	924,690
Other receivables and prepaid expenses	105,661
Total Current Assets	3,049,770

PROPERTY AND EQUIPMENT, NET	6,117,767
TOTAL ASSETS	$9,167,537

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$3,862,791
Other payables and accrued liabilities	9,344
Due to a director	138,923
Due to a related company	310,328
Value added taxes payable	17,103
Income taxes payable	314,719
Total Current Liabilities	4,653,208

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock ($.001 par value, 100,000,000 shares authorized,
30,087,468 shares issued and outstanding at June 30, 2005)	30,087
Series A convertible preferred stock ($.001 par value, 40,000,000 shares authorized,
1,875,000 shares issued and outstanding at June 30, 2005)	1,875
Series B 2% convertible preferred stock ($.001 par value, 1,000 shares authorized,
-0- shares issued and outstanding at June 30, 2005)	-
Additional paid in capital	3,595,490
Retained earnings	2,833,389
Common stock subscription receivables	(1,946,512)
Total Stockholders' Equity	4,514,329

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,167,537

Index

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2005	2004	2005	2004
NET SALES
Revenue from digitalization of television signals	$1,008,441	$519,840	$1,699,542	$876,778
Government grant	302,370	302,370	604,741	604,741
	1,310,811	822,210	2,304,283	1,481,519

COST OF SALES	(79,639)	(180,348)	(200,664)	(285,751)

GROSS PROFIT	1,231,172	641,862	2,103,619	1,195,768

OPERATING EXPENSES
Selling, general and administrative expenses	234,197	87,139	405,853	244,426
Depreciation and amortization	291,075	43,264	554,211	68,567
Total Operating Expenses	525,272	130,403	960,064	312,993

INCOME FROM OPERATIONS	705,900	511,459	1,143,555	882,775

OTHER INCOME (EXPENSES)
Interest income, net	(249)	(48)	(51)	479

Total Other (Expenses) Income	(249)	(48)	(51)	479

NET INCOME	$705,651	$511,411	$1,143,504	$883,254

Net income per share - basic	$0.02	$0.03	$0.04	$0.07

Net income per share - fully diluted	$ **	$0.03	$ **	$0.07

Weighted average shares outstanding - basic	29,579,968	16,090,906	26,315,543	13,265,101

Weighted average shares outstanding - fully diluted	404,579,968	16,090,906	402,982,209	13,265,101

** Less than $.01

Index

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)

	Six months ended	Six months ended
	June 30, 2005	June 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,143,504	$883,254
Adjusted to reconcile net income to cash provided
by (used in) operating activities:
Depreciation	554,211	68,567
Changes in operating assets and liabilities
Increase in accounts receivable	(1,641,458)	(1,367,829)
(Increase) decrease in other receivable and prepaid expenses	(69,622)	60,350
Increase in inventories	(305,057)	(80,497)
Increase in accounts payable	950,686	1,576,563
Increase (decrease) in other payables and accrued liabilities	8,650	(89,528)
(Decrease) increase in value added tax payables	(6,425)	20,891
Net cash provided by operating activities	634,489	1,071,771

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,237,040)	(1,474,089)
Net cash used in investing activities	(1,237,040)	(1,474,089)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	375,763	-
Due from directors - net	75,923	-
Due to a related company	57,239	36,000
Due to a stockholder	-	936,370
Net cash provided by financing activities	508,925	972,370

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(93,626)	570,052

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	160,177	2,074

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$66,551	$572,126

Index

CHINA DIGITAL MEDIA CORPORATION & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005 (UNAUDITED)

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at June 30, 2005, the results of operations for the three-month and six-month periods ended June 30, 2005 and 2004, and cash flows for the six months ended June 30, 2005 and 2004. The results for the period ended June 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2005. These financial statement should be read in conjunction with the financial statements and notes for the year ended December 31, 2005 appearing in the Company's annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

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

Digitalization of television signals

We entered into an agreement with Nanhai Network Company to assist the conversion of television signal from analog into digital by providing set-top-boxes (“STB”) and smart cards to the subscribers in Nanhai City on a loan basis. We are entitled to a portion of fees payable by the existing subscribers under a subscription agreement between the subscribers and the Nanhai Network Company. Revenue is recognized on a straight line basis in accordance with the terms of the subscription agreement. We also charge installation fees and sell STB and smart cards to new subscribers. Revenue arising from these services is recognized when the subscriber is invoiced for the STB and smart cards upon the completion of installation works.

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

Income Per Share - Basic income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding during the periods. Diluted income per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There only potentially dilutive securities for the six months ended June 30, 2005 and 2004 were the 1,875,000 convertible preferred shares outstanding at June 30, 2005.

Index

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

Long-lived assets - In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the impairment or disposal of Long-Lived Assets", long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long- lived assets. The Company reviews long-lived assets to determine that carrying values are not impaired.

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

Foreign currency translation - The functional currency of China Digimedia Holdings Limited (“CDHL”) is Hong Kong Dollars and Arcotect (Guangzhou) Technology Limited (“AGTL”) is the Chinese Renminbi (“RMB”). Transactions denominated in Hong Kong Dollars and RMB are translated into United States dollars using year end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Net gains and losses resulting from foreign exchange translations are included in the statements of operations and stockholder’s equity as other comprehensive income (loss). No translation differences were recorded for the six months ended June 30, 2005 and 2004.

NOTE 2 - SEGMENT INFORMATION

We operate in three reportable segments, Digitalization of Television Signals, Software Development and Investment Holding. The accounting policies of the segments are the same as described in the summary of significant accounting policies. We evaluate segment performance based on income from operations. All inter-company transactions between segments have been eliminated. As a result, the components of operating income for one segment may not be comparable to another segment. The following is a summary of our segment information for the six months ended June 30, 2005 and 2004:

	Digitalization
	of Television	Software	Investment
	Signals	Development	Holding	Total
2005
Revenues	$2,273,243	$7,782	$23,258	$2,304,283
Gross profit	2,072,945	7,417	23,257	2,103,619
Total assets	8,998,598	122,795	46,144	9,167,537
Capital expenditure	1,230,959	0	6,081	1,237,040
Depreciation and amortization	546,180	5,579	2,452	554,211

2004
Revenues	$1,434,697	$13,932	$32,890	$1,481,519
Gross profit	1,149,643	13,235	32,890	1,195,768
Total assets	2,563,471	775,251	61,134	3,399,856
Capital expenditure	1,430,572	27,697	15,820	1,474,089
Depreciation and amortization	64,604	3,963	-	68,567

Index

NOTE 3 - COMMITMENTS AND CONTINGENCIES

Employee benefits

Our full time employees in China are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. We are required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provision and contributions made for such employee benefits was $11,644 and $7,390 for the six months ended June 30, 2005 and 2004, respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

We also operate a Mandatory Provident Fund plan (“the plan”) which is available to all employees in Hong Kong. Both of us and the employees are required to contribute 5% (subject to an aggregate amount of $256) per month of the employees’ relevant income. Our contributions are 100% vested in the employees as soon as they are paid to the plan. Contributions to the plan are expensed as they become payable in accordance with the rules of the plan and amounted to $770 and $770 for the six months ended June 30, 2005 and 2004, respectively. The assets of the plan are held separately from those of ours and are managed by independent professional fund managers.

Operating leases commitments

We lease office space from third parties under two operating leases which expire on May 31, 2005 and March 16, 2006 at monthly rental of $290 and $1,734. We also lease spaces for staff quarters from third parties under six operating leases which expire from May 1, 2005 to March 16, 2006 with total monthly rental of $1,076. Accordingly, for the six months ended June 30, 2005 and 2004, we recognized rental expense for these spaces in the amount of $ 9,361 and $6,763, respectively.

Capital commitments

According to the amended Articles of Association of AGTL, CDHL has to fulfill registered capital contributions of $5 million within two years from July 16, 2004. As of June 30, 2005, we have fulfilled $1,698,045 of the registered capital requirement and have registered capital commitments of $3,301,955.

NOTE 4 - COMMON STOCK AND RELATED PARTY TRANSACTIONS

On January 18, 2005, we issued 20,000,000 shares of our restricted common stock, which was converted from 100,000 shares of preferred stock at a ratio of 200:1, to our President and Chief Executive Officer pursuant to the Plan of Exchange dated December 28, 2004. On May 5, 2005, we issued1,500,000 shares of our restricted common stock to our President and Chief Executive Officer pursuant to the same Plan of Exchange. These shares were issued in exchange for all of the shares of capital stock of China Digimedia Holdings Limited f/k/a Arcotect Digital Technology Limited, pursuant to the exchange thereto.

In addition, we issued 105 shares of common stock to various parties during the six months ended June 30, 2005 due to our rounding up of common shares on account of the reverse split. We also issued 6,586,500 common shares to six creditors during the six months ended June 30, 2005. These shares were issued under Regulation E with an aggregate consideration of $2,290,025 in debt principal in the form of 9% ninety-day promissory notes. On May 1, 2005, we extended these notes for an additional two months in return for an increase of three percentage points in the annual percentage interest rate under the notes. The notes were extended again on July 1, 2005 for an additional three months.

On June 28, 2005, we issued 7,500 shares of our restricted common stock to a consultant for services retained. The shares were valued at the market on the date of issuance, or $4.30 per share, yielding an aggregate market value of $32,250. This expense is included in our accompanying financial statements.

During the six months ended June 30, 2005, we did not issue preferred stock.

Index

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

As of July 1, 2005 the 9% ninety-day promissory notes were again in payment default. After several negotiations, on August 8, 2005, we agreed to an extension of their term by three months from their extended due date. We have received US$971,123.99 in payments on account of these notes by the obligors as of the date hereof, which payments were contributed to our working capital.

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

On May 24, 2005, a Complaint was filed against us, among others, in the United States District Court for the Southern District of New York, in a matter captioned as “Ziegler, Ziegler & Associates LLP and Scott Ziegler, Plaintiffs, v. China Digital Media Corporation and John Does 1-10, Defendants.” In the Complaint, the Plaintiffs allege, among other things, that we and John Does 1-10 used Plaintiff Scott Zeigler’s e-mail address and Plaintiff Ziegler, Ziegler & Associates, LLP’s internet domain name to distribute promotional information about us over the internet. The Plaintiffs seek a several types of relief, including damages in an amount not less than $1,250,000. The file number of the civil action is 05 CV 4960.

We contest the allegations of the Plaintiffs and have retained counsel admitted to practice in the U.S. District Court for the Southern District of New York to vigorously defend the action. We did not hire a stock promoter or a spammer to distribute promotional e-mails, and the emails themselves recited that they were paid for by one of our shareholders, and not by the Company or an affiliate.

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

Overview

China Digital Media Corporation was formerly known as HairMax International, Inc. (“Hairmax”),. a Nevada corporation. It was incorporated in Nevada in 1987. Arcotect Digital Technology Limited, a corporation organized under the laws of the Hong Kong SAR of the Peoples’ Republic of China, consummated a reverse merger with Hairmax in March, 2005, and Hairmax subsequently changed its name to China Digital Media Corporation, which is our corporate name. With the termination of the original businesses of Hairmax, all of China Digital Media Corporation’s businesses are now located mainly in China. Arcotect Digital Technology Limited has changed its name to China Digimedia Holdings Limited (“CDHL”), and is a wholly-owned subsidiary of our company..

Our business plan is to develop our operations so that they represent one of the fastest growing companies in the China broadcasting media and Cable TV industry. We have made substantial progress in reaching our goals to date. After the reverse merger, we have strengthened our management teams and committed ourselves to cover three areas of the media industry. These three areas are: Cable TV operations and Digital TV (“DTV”) technology development; TV Channel management and advertising sales; and TV program production and related content management services. To accomplish our growth objectives, we plan to utilize investment, mergers, acquisitions and alliance partnerships. In view of the rapid growth and potential opportunities of China's media industry, we will continue to invest our resources into our target media markets across China while looking for potential distribution partners in the United States and other countries.

CDHL and the China operating subsidiary Arcotect Technology (Guangzhou) Limited (“AGTL”) are the sole contractors and operators of digital television services in Nanhai, a city in the Guangdong province. The city of Nanhai has approximately 400,000 paying Cable TV subscribers which it plans to migrate the television broadcasting system from analog to digital. Thus far, we have migrated more than 100,000 subscribers from analog television to digital television by installing a digital STB into subscribers’ premises. As at the end of the second quarter of June 30, 2005, Nanhai Network Company offers 38 basic TV channels. By contrast, we offer 90 TV channels which are organized into eight packages; including “World Movie”, “Life & Leisure”, “World Sports”, “News Channel”, “Drama Channel 1”, “Drama Channel 2”, “Drama Channel 3” and ”Family Channel”. Since the Nanhai Government is undergoing a consolidation to regroup its 17 towns into fewer towns and municipalities, the migration process in these towns would be re-scheduled. As the consolidation will be completed in July of 2005, our migration schedule should be back on track soon. We also expect that subscription of additional TV packages will be increased accordingly. We schedule to migrate 100,000 more subscribers in the second half of 2005. The original date for completing the whole transformation of television broadcasting system for 400,000 subscribers is now extended for another six months to one year. We currently employ approximately 200 people to support the existing operations.

Index

In May 2005, we launched the Sunshine e-Government services. Sunshine e-Government is the first information service provided by the newly built Digital TV Data Broadcasting Platform for Nanhai Digital Television services. With a simple click using a remote control of the digital STB provided by AGTL, TV watchers can access to various kinds of government information including:

-- Government structure and policy
-- Social affairs and communications
-- Public announcement and government-to-citizen procedures

Sunshine e-Government is one of the services provided through our TV data broadcasting platform under our Nanhai investment agreement with the government. We anticipate that commercial services could be launched after the general acceptance of the Sunshine e-Government service. The company is currently researching on adding new features to current and future STB for providing more applications to the subscribers. Partnerships with several vendors are being negotiated for developing services under our TV data broadcasting platform.

Because of our forthcoming investment projects, we have appointed Mr. Tung ZhiYong as Consultant to advise on program production and acquisition. Mr. Tung was a Vice President of Guangdong Television Station before retired in 2004. In his over 40 years’ experience in the industry, he has produced more than 1,000 episodes of television programs, movies and series under his supervision and directorship as well as having won several national television awards in China. We will continue to appoint more qualified consultants to assist in our investments, broadcasting operations and programs production.

At present, some of our targeted businesses are subject to certain restrictions in the PRC. In order to enable us to invest in certain media sectors such as TV advertising and contents production before related regulations and policies are opened up to foreign investors, we have strategically partnered with a Chinese registered company, Guangdong HuaGuang DigiMedia Culture Development Limited (“Guangdong HuaGuang”), formerly known as Guangdong Pukonyi Culture Development Limited, to hold investments in programs production and advertising operations on our behalf. We anticipate that this arrangement will be continued until the relaxation of broadcasting policy in China. Before transferring entire equity interest in Guangdong HuaGuang to us according to the Alliance Agreement, we shall control and manage the operations of Guangdong HuaGuang and receive 90% of its gross profit through various level of agreements signed between our subsidiaries in China and Guangdong HuaGuang. We have been advised by our Chinese counsel that these arrangements are necessary because we, a Nevada corporation, are considered a foreign company for the purposes of Chinese foreign investment laws.

RESULTS OF OPERATIONS

Net Income

We had net income of $705,651 and $1,143,504, or $.02 and $.04 per common share for the three months and six months periods ended June 30, 2005, respectively, compared to the net income of $511,411 and $883,254, or $.03 and $.07 for the same periods ended June 30, 2004, respectively. The change in net income was primarily due to an increase in sale from new TV subscribers, and the share of revenue from commercial TV subscribers and related gross profit.

Earnings before interest, tax, depreciation and amortization (“EBITDA”)

EBITDA for the three months and six months ended June 30, 2005 was $996,975 and $1,697,766, respectively. The increase of $442,252, or 80%, from $554,723 for the three months ended June 30, 2004 was due primarily to the increase in total revenue and gross profit margin.

Index

Sales

Revenues increased by $488,601or 59% from $822,210 for the three months ended June 30, 2004 to $1,310,811 for the same period ended June 30, 2005. For the six months ended June 30, 2005, we recorded total revenues of $2,304,283, compared to total revenues of $1,481,519 for the same period ended June 30, 2004. The increase was primarily due to increase in number of TV subscribers, sales of Pay-TV and increased revenue from commercial accounts of digitalization of television signals in the second quarter of 2005 compared to the comparable period in 2004.

Gross profit margins increased from 78% during the three months ended June 30, 2004 to 94% during the three months ended June 30, 2005. The increase was mainly attributable to the revenue sharing of commercial accounts. Due to the delay of migration schedule, sales of STB and cost of goods sold decreased accordingly.

Expenses

Selling, general, administrative and depreciation and amortization expenses for the three months ended June 30, 2005 increased by $394,869 or 303% to $525,272 in comparison with the three month period ended June 30, 2004. Selling, general, administrative and depreciation and amortization expenses were $960,064 for the six months ended June 30, 2005, increased by $647,071, compared to the same period ended June 30, 2004. Selling, general and administrative expenses increased by $147,058 due to increase in business activities to support increased revenue, appointment of additional personnel for the development of new value-added business and the negotiation of new business in TV drama production and related activities. Depreciation and amortization increased by $247,811, due to further purchase of STB for the migration of analog TV into digital TV project in Nanhai. We anticipate depreciation and amortization expenses will continue to increase until the whole of 400,000 existing TV subscribers are digitalized.

Liquidity and Capital Resources

On June 30, 2005, we had cash of $66,551 and a working capital deficit of $1,603,438. This compares with cash of $160,177 and a working capital deficit of $2,215,939 at December 31, 2004. The decrease in cash and increase in working capital deficit was due to receivable collections from Nanhai Network Company scheduled to begin from June 2005 and substantial investments in STBs and smart cards.

Operating activities had a net generation of cash in the amount of $634,489 during the six months ended June 30, 2005 reflecting an excess of revenues over expenditure and increased depreciation as mentioned above.

Net cash used in investing activities for the six months ended June 30, 2005 was $1,237,040 as compared with net cash used in investing activities of $1,474,089 for the six months ended June 30, 2004. The decrease in net cash used in investing activities is attributable to fewer purchases of property and equipment during the six months ended June 30, 2005 compared to the comparable period in 2004.

Net cash provided by financing activities for the six months ended June 30, 2005 was $508,925 as compared with net cash provided by financing activities of $972,370 for the six months ended June 30, 2004. The decrease in net cash provided by financing activities is attributable to no proceeds from shareholder loan payable in 2005 compared to a large infusion in 2004.

Receivable collections from Nanhai Network Company are scheduled to begin from June 2005. The Company's investment in STBs and smart cards account for the substantial accounts payable at June 30, 2005. For liquidity and cash requirements, the board has considered bank loan or issuance of new shares for supportive funding.

Index

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have any material risk with respect to changes in foreign commodities prices or interest rates. We do not believe that we have any other relevant market risk with respect to the categories intended to be discussed in this item of this report.

Concentrations and Risks

During 2005 and 2004, 99% of the Company's assets were located in China and 100% of the Company's revenues were derived from customers in China.

The Company relied on one supplier for approximately 85% of its purchases in 2005. As of June 30, 2005, accounts payable to this supplier amounted to $3,680,987.

In 2005 and 2004, the Company did not derive revenue from any one customer for more than 10% of its total revenue.

ITEM 4. CONTROLS AND PROCEDURES

Quarterly Evaluation of Controls

As of the end of the period covered by this quarterly report on Form 10-QSB, we evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by our President and Chief Executive Officer, Daniel Ng ("CEO") and Lui Chi Keung, our Chief Financial Officer ("CFO"). In this section, we present the conclusions of our CEO and CFO based on and as of the date of the Evaluation, (i) with respect to the effectiveness of our Disclosure Controls, and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls.

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

On May 24, 2005, a Complaint was filed against us, among others, in the United States District Court for the Southern District of New York, in a matter captioned as “Ziegler, Ziegler & Associates LLP and Scott Ziegler, Plaintiffs, v. China Digital Media Corporation and John Does 1-10, Defendants.” In the Complaint, the Plaintiffs allege, among other things, that we and John Does 1-10 used Plaintiff Scott Zeigler’s e-mail address and Plaintiff Ziegler, Ziegler & Associates, LLP’s internet domain name to distribute promotional information about us over the internet. The Plaintiffs seek a several types of relief, including damages in an amount not less than $1,250,000. The file number of the civil action is 05 CV 4960.

We contest the allegations of the Plaintiffs and have retained counsel admitted to practice in the U.S. District Court for the Southern District of New York to vigorously defend the action. We did not hire a stock promoter or a spammer to distribute promotional e-mails, and the emails themselves recite that they were paid for by a shareholder of our Company, and not by the Company or an affiliate..

Item 2. Changes in Securities

On January 18, 2005, we issued 20,000,000 shares of our restricted common stock, which was converted from 100,000 shares of preferred stock at a ratio of 200:1, to our President and Chief Executive Officer pursuant to the Plan of Exchange dated December 28, 2004. On May 5, 2005, we issued 1,500,000 shares of our restricted common stock to our President and Chief Executive Officer pursuant to the same Plan of Exchange. These shares were issued in exchange for all of the shares of capital stock of Arcotect Digital Technology Limited pursuant to the exchange thereto.

In addition, we issued 105 shares of common stock to various parties during the six months ended June 30, 2005 due to our rounding up of common shares on account of the reverse split. We also issued 6,586,500 common shares to six creditors during the six months ended June 30, 2005. These shares were issued under Regulation E with an aggregate consideration of $2,290,025 in debt principal in the form of 9% ninety-day promissory notes. We extended these notes for an additional two months in return for an increase of three percentage points in the annual percentage interest rate under the notes.

Index

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

We report that Daniel Ng, our Chairman, acquired 1,750,000 shares of common stock, representing 5.8% of the 30,163,343 shares of common stock outstanding as of August 5, 2005, from Edward A. Roth, the former Chaiman of Hairmax International, Inc., pursuant to the terms of the Plan of Exchange, dated December 28, 2004. The certificate for these shares had been indorsed in blank with stock powers attached, and Mr. Ng finally exercised his right to acquire these shares on May 11, 2005.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits are incorporated by reference.
(b)
On April 12, 2005, we filed an 8-K to report the completion of acquisition of Arcotect Digital Technology, Ltd., a corporation organized  and existing under the laws of the Hong Kong SAR of the Peoples’ Republic of China ("Arcotect").

(c)	On April 21, 2005, we filed an 8-K to announce the settlement with RM Coral Palm Plaza, Ltd in connection with the lease breach.
(d)
On April 21, 2005, we filed an 8-K to report Edward A. Roth, the former Chairman and President, as well as the consultant and manager  of our businesses in the US, had unilaterally, and without our approval or consent, terminate the operations of several of our businesses  located in the U.S.

(e)	On April 26, 2005, we filed an amendment of a current report on Form 8-K/A to report the audited financial statements of Arcotect, the new subsidiary acquired as of March 31, 2005..
(f)	On May 9, 2005, we filed an 8-K regarding the extension of the terms of Promissory Notes dated May 1, 2005.
(g)	On May 31, 2005, we filed an 8-K regarding a complaint that we received as discussed above in item 1of this part herein.
(h)
On June 20, 2005, we filed an 8-K to announce that we entered into a Strategic Alliance Agreement with Guangdong Pukonyi Culture  Development Limited, a limited liability company organized and existing under the laws of the Peoples’ Republic of China (“Pukonyi”),  to act as an exclusive service provider to Pukonyi.

(i)	On June 30, 2005, we filed an 8-K to report the investment in television production called “The Story of a Small Town” through Pukonyi.
(j)	On July 5, 2005, we filed an 8-K to report the investment in television production called “Xiguan Affairs” through Pukonyi.
(k)
On July 20, 2005, we filed an 8-K to report that China DigiMedia Holdings Limited, our Hong Kong subsidiary ("China DigiMedia"),  entered into a Shares Transfer Agreement with Mr. Wu and Mr. Huang, residents of mainland China and the sole shareholders of  Guangdong M-Rider Media Company Limited, a limited liability company organized and existing under the laws of the Peoples’ Republic of China (“Guangdong M-Rider”), pursuant to which China DigiMedia will acquire all of the issued and outstanding capital  shares of Guangdong M-Rider through an agent.

(l)	On July 21, 2005, we filed an 8-K to report the changes in our certifying accountant.
(m)	On August 10, 2005, we filed an 8-K regarding the extension of the terms of Promissory Notes dated May 1, 2005.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA DIGITAL MEDIA CORPORATION (Registrant)

Date: August 11, 2005	By:	/s/ Lui Chi Keung
Lui Chi Keung Chief Financial Officer

Date: August 11, 2005	By:	/s/ Daniel Ng
Daniel Ng Chief Executive Officer