Form 10QSB
period 2005-09-30
CHINA DIGITAL MEDIA CORP
filed 2005-11-04
CIK 821524

 U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 for the quarterly period ended September 30, 2005

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

(011) 852-2390-8600
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares of common stock outstanding as of September 30, 2005: 30,087,468

Number of shares of preferred stock outstanding as of September 30, 2005: 1,875,000

Index

ITEM 1.

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
AT SEPTEMBER 30 , 2005
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$849,726
Accounts receivable, net of allowances	3,531,952
Inventories	679,610
Other receivables and prepaid expenses	202,659
Deposits paid to a supplier	107,349
Total Current Assets	5,371,296

OTHER ASSETS
Property and equipment, net	8,945,144
Goodwill	392,521
Investments	850,938
Total Other Assets	10,188,603
TOTAL ASSETS	$15,559,899

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$4,675,818
Other payables and accrued liabilities	186,044
Advertising revenue received in advance	126,039
Due to a related company	173,551
Due to a stockholder	66,425
Value added taxes payable	47,354
Income tax payable	317,197
Total Current Liabilities	5,592,428

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock ($.001 par value, 100,000,000 shares authorized,
30,087,468 shares issued and outstanding at September 30, 2005)	30,088
Series A convertible preferred stock ($.001 par value, 40,000,000 shares authorized,
1,875,000 shares issued and outstanding at September 30, 2005)	1,875
Series B 2% convertible preferred stock ($.001 par value, 1,000 shares authorized,
-0- share issued and outstanding at September 30, 2005)	-
Additional paid in capital	3,657,887
Retained earnings	6,253,308
Accumulated comprehensive income	3,902
Total Stockholders' Equity	9,947,060

MINORITY INTEREST	20,411

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,559,899

Index

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

	For the three months ended			For the nine months ended
	September 30,			September 30,
	2005	2004		2005	2004
NET SALES
Revenues from digitalization of television signals,
television advertising sales and
software development	$2,170,918		776,445	$3,870,460		$1,653,223
Government grant	314,569		302,371	919,310		907,112
	2,485,487		1,078,816	4,789,770		2,560,335

COST OF SALES	(465,860)		(330,885)	(666,524)		(616,636)

GROSS PROFIT	2,019,627		747,931	4,123,246		1,943,699

OPERATING EXPENSES
Selling, general and administrative expenses	314,535		45,153	720,388		291,803
Depreciation and amortization	353,461		126,972	907,672		193,315
Total Operating Expenses	667,996		172,125	1,628,060		485,118

INCOME FROM OPERATIONS	1,351,631		575,806	2,495,186		1,458,581

OTHER INCOME (EXPENSES)
Interest income, net	268,142		514	268,091		993
Volume discounts earned	1,826,868		-	1,826,868		-
Interest expenses	(5,554)		-	(5,554)		-
Minority interest	36		-	36		-
Total Other (Expenses) Income	2,089,492		514	2,089,441		993

NET INCOME	$3,441,123		$576,320	$4,584,627		$1,459,574

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	3,902		-	3,902		-

COMPREHENSIVE INCOME	$3,445,025		$576,320	$4,588,529		$1,459,574

Net income per share - basic	$0.11	$	N/A	$0.17	$	N/A

Net income per share - fully diluted	$0.01	$	N/A	$0.01	$	N/A

Weighted average shares outstanding - basic	30,087,468		N/A	27,572,851		N/A

Weighted average shares outstanding - fully diluted	405,087,468		N/A	403,683,962		N/A

Index

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

	Nine months ended	Nine months ended
	September 30, 2005	September 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,584,627	$1,459,574
Adjusted to reconcile net income to cash provided
by operating activities:
Depreciation	907,672	196,651
Interest expense	5,554	-
Changes in operating assets and liabilities
Increase in accounts receivable	(3,216,071)	(854,740)
Decrease (increase) in inventories	(51,083)	(599,175)
Increase in other receivable and prepaid expenses	(2,704,175)	(1,012,761)
Increase in deposits paid to a supplier	(107,349)	-
Decrease in due from directors - net	36,022	52,918
Increase in accounts payable	(64,819)	3,567,937
Increase in other payables and accrued liabilities	2,554,605	225,763
Increase in advertising revenue received in advance	126,039	-
Increase in due to a related company	293,241	-
Increase in due to a stockholder	384,908	782,751
Increase in value added tax payables	21,450	18,423
Increase in income tax payables	-	4,626
Net cash provided by operating activities	2,770,621	3,841,967

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(4,268,264)	(3,761,082)
Investments	(200,221)	-
Net cash used in investing activities	(4,468,485)	(3,761,082)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	2,387,662	-
Net cash provided by financing activities	2,387,662	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	689,798	80,885

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	159,928	2,074

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$849,726	$82,959

Index

CHINA DIGITAL MEDIA CORPORATION & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

(A) Basis of Presentation

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's consolidated financial position at September 30, 2005, the consolidated results of operations for the three and nine months ended September 30, 2005 and 2004, and consolidated cash flows for the nine months ended September 30, 2005 and 2004. The consolidated results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2005. These consolidated financial statement should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2004 appearing in the Company's annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

(B)	Principles of Consolidation

The accompanying condensed consolidated financial statements include the financial statements of China Digital Media Corporation (“CDMC”) and its wholly owned subsidiaries, China Digimedia Holding Limited (“CDHL”) and Arcotect (Guangzhou) Technology Limited (“AGTL”) for all periods presented; Guangdong M-Rider Media Company (“M-Rider”) since its acquisition on August 25, 2005 and 90% variable interest entity (“VIE”), Guangdong HuaGuang DigiMedia Culture Development Limited (“HuaGuang”) since the effective date of the agreement on August 31, 2005 (collectively, the Company). The minority interest represents the minority shareholders’ proportionate share of risks of HuaGuang.

All significant inter-company balances and transactions have been eliminated on consolidation.

(C)	Management's Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Index

(D) Revenue Recognition

The Company generates three revenue streams: digitalization of television operations, television advertising sales and software development.

Digitalization of television operations

The Company entered into an agreement with Nanhai Network Company to assist the conversion of television signals from analog into digital by providing set-top-boxes (“STB”) and smart cards to the subscribers in Nanhai City on a loan basis. The Company is entitled to a portion of fees payable by the existing subscribers under a subscription agreement between the subscribers and the Nanhai Network Company. Revenue is recognized on a straight line basis in accordance with the terms of the subscription agreement. The Company also charges installation fees and sells STB and smart cards to new subscribers. Revenue arising from these services is recognized when the subscriber is invoiced for the STB and smart cards upon the completion of installation works.

The local government of Nanhai City also approved a grant of $1,209,482 each year for five years to finance the purchase of STB and smart cards for sale and loan to subscribers. The grant is recognized as revenue on receipt from the local government.

Television advertising sales

The Company acts as advertising agent for certain television channels by selling advertising time spaces and television program backdrops to customers. The Company's advertising services revenue is derived from billings that are earned when the advertising is placed. Deferred revenues are recognized as a liability when billings are received in advance of the date when revenues are earned.

Software development

The Company provides various information technology professional services to customers based on a negotiated fixed-price time and materials contracts. The Company recognizes services-based revenue from all of the contracts when the service has been performed, the customer has approved the completion of services and an invoice has been issued and collectibility is reasonably assured.

Volume Discounts

Income from volume discounts are recognized upon receipt from the vendors.

(E) Income per Share

Basic income per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the periods. Diluted net income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The only potentially dilutive securities for the nine months ended September 30, 2005 and 2004 were the 1,875,000 convertible preferred shares outstanding at September 30, 2005.

Index

(F)	Goodwill

In accordance with SFAS No. 141, the Company allocates the purchase price of its acquisitions to the tangible assets acquired based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The fair value assigned to intangible assets acquired is based on valuations negotiated at arms-length between the Company and the seller of the acquired assets. In accordance with SFAS No. 142 and 144, goodwill arising on consolidation is not amortized, but will be reviewed periodically for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For purposes of evaluating the recoverability of the carrying amount of goodwill, when undiscounted future cash flows will not be sufficient to recover the asset’s carrying amount, the asset is written down to its fair value.

(G) Foreign Currency Translation

The functional currency of CDHL is Hong Kong Dollars and those of AGTL, M-Rider and HuaGuang are the Chinese Renminbi (“RMB”). However, the Company reports in United States Dollars. Transactions denominated in Hong Kong Dollars and RMB are translated into United States dollars using year end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Net gains and losses resulting from foreign exchange translations are included in the condensed consolidated statements of operations and stockholder’s equity as other comprehensive income (loss). The translation gain recorded for the nine months ended September 30, 2005 and 2004 was $3,902 and $0 respectively.

(F)	Other Comprehensive Income

The foreign currency translation gain or loss resulting from translation of the financial statements expressed in Hong Kong Dollars or RMB to the United States Dollars is reported as other comprehensive income (loss) in the statements of operations and stockholders’ equity.

NOTE 2 - BUSINESS COMBINATION

On July 12, 2005, pursuant to a Share Transfer Agreement (“ST Agreement”), CDMC acquired all of the issued and outstanding capital of M-Rider, a PRC company engaged in the design, production and distribution of advertisements through television. Under the terms of the ST Agreement, CDMC purchased all of the issued and outstanding capital of M-Rider for a total consideration of $1,047,559; $132,927 payable in cash and $914,632 payable by the issue of shares of the Company’s common stock. The ST Agreement became effective on August 25, 2005 when approval from the PRC Government of the acquisition was obtained. On the effective date, CDMC paid the cash consideration of $132,927 and the shares of the Company’s common stock having a value of $62,141 were issued to the stockholders of M-Rider, such value of shares were based on the average closing price of the Company’s common stock for the ten trading days preceding the effective date. The balance of $852,491 in value of the Company’s shares of common stock is payable one year from the effective date on the condition that the net operating cash flow of M-Rider on that day is not less than $1,129,512. If the net operating cash flow is less than this amount, the number of shares to be issued will be reduced proportionately.

Index

The preliminary allocation of the net assets acquired is as follows:

Cash and cash equivalents	$210,718
Accounts receivable	129,343
Other receivables and prepaid expenses	197,877

Total Current Assets	537,938
Property and equipment, net	56,137
Goodwill	392,521

Total Assets	986,596
Less: Accounts payable and accrued liabilities	(791,528)

Net Assets Acquired	195,068

The acquisition of M-Rider was accounted for as a purchase under SFAS No. 141, Business Combinations. Accordingly, the operating results of M-Rider have been included in the consolidated statements of operation and comprehensive income after the effective acquisition date of August 31, 2005.

The following table reflects the unaudited pro forma combined results of operations for the three and nine months ended September 30, 2005 and 2004, assuming the acquisition had occurred at the beginning of 2004.

	For the three		For the three	For the nine		For the nine
	months ended		months ended	months ended		months ended
	September 30, 2005		September 30, 2004	September 30, 2005		September 30, 2004

Revenues	$3,059,642		$1,078,816	$5,418,564		$2,560,335

Net income	$2,738,082		$576,320	$3,777,655		$1,459,574

Net income per share
- basic	$0.09	$	N/A	$0.14	$	N/A
- diluted	$0.01	$	N/A	$0.01	$	N/A

Index

NOTE 3 - CONSOLIDATION OF VARIABLE INTEREST ENTITY

On June 15, 2005 CDMC entered into a Strategic Alliance Agreement (“the Agreement”) with HuaGuang in which CDMC will become the exclusive service provider to HuaGuang’s business development and operations for ten years. HuaGuang is engaged in the businesses of creating television programs for sale and the selling of commercial advertising to customers in the PRC.

The Agreement which became effective on August 31, 2005 upon the completion of a due diligence on HuaGuang and the subsequent issue of shares of the Company’s common stock to the value of $183,000 based on the average closing price for the ten trading days preceding the date of issue. In addition, CDMC is required to provide financial support and/or guarantees to HuaGuang for an amount not exceeding US$1.2 million during the term of the Agreement in return for 90% of the gross profit or bear 90% of the gross loss of HuaGuang.

In September 2005, CDMC consolidated HuaGuang, a VIE under the requirements of FASB Interpretation No. 46 (R ), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46”).

NOTE 4 - INVESTMENTS

The Company's investments represent investments in the production of two television series. These investments, for which the Company does not have the ability to exercise significant influence, are accounted for under the cost method of accounting. Distributions of profit, if any, are included in income when declared. The Company periodically evaluates the carrying value of its investments and, as of September 30, 2005, these investments were recorded at the lower of cost or estimated net realizable value.

NOTE 5 - SEGMENT INFORMATION

The Company operates in three major reportable segments, digitalization of television signals, television advertising sales and software development. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from operations. All inter-company transactions between segments have been eliminated. As a result, the components of operating income for one segment may not be comparable to another segment. The following is a summary of our segment information for the nine months ended September 30, 2005 and 2004:

	Digitalization	Television
	Television	Advertising	Software
	Operations	Sales	Development	Other	Total
2005
Revenues	$4,403,692	$354,927	$7,894	$23,258	$4,789,770
Gross profit	3,982,074	110,391	7,523	23,258	4,123,246
Total assets	13,056,124	1,017,880	95,724	1,390,171	15,559,899
Capital expenditure	4,392,036	60,690	5,398	10,361	4,468,485
Depreciation and amortization	894,554	438	8,569	4,111	907,672

2004
Revenues	$2,464,237	$0	$41,800	$54,298	$2,560,335
Gross profit	1,849,691	0	39,710	54,298	1,943,699
Total assets	4,968,133	0	121,119	75,622	5,164,874
Capital expenditure	3,716,324	0	27,697	17,061	3,761,082
Depreciation and amortization	189,945	0	3,370	0	193,315

Index

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Employee benefits

Our full time employees in China are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provision and contributions made for such employee benefits was $22,720 and $8,113 for the nine months ended September 30, 2005 and 2004, respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

The Company also operates a Mandatory Provident Fund plan (“the plan”) which is available to all employees in Hong Kong. Both of the Company and the employees are required to contribute 5% (subject to an aggregate amount of $4,000) per month of the employees’ relevant income. The Company’s contributions are 100% vested in the employees as soon as they are paid to the plan. Contributions to the plan are expensed as they become payable in accordance with the rules of the plan and amounted to $13,097 and $10,000 for the nine months ended September 30, 2005 and 2004, respectively. The assets of the plan are held separately from those of the Company and are managed by independent professional fund managers.

Operating leases commitments

The Company leases office space from third parties under four operating leases which expire on May 31, 2006, August 6, 2006, December 31, 2005 and November 28, 2005 at total monthly rental of $6,721. The Company also leases spaces for staff quarters from third parties under six operating leases which expire from May 1, 2005 to March 16, 2006 with total monthly rental of $797. Accordingly, for the nine months ended September 30, 2005 and 2004, the Company recognized rental expense for these spaces in the amount of $ 30,475 and $19,993 respectively.

Capital commitments

According to the amended Articles of Association of AGTL, CDHL has to fulfill registered capital contributions of $5 million within two years from July 16, 2004. As of September 30, 2005, the Company has fulfilled $3,167,722 of the registered capital requirement and has registered capital commitments of $1,832,278.

NOTE 7 - COMMON STOCK

On January 18, 2005, the Company issued 20,000,000 shares of restricted common stock, which was converted from 100,000 shares of preferred stock at a ratio of 200:1, to the President and Chief Executive Officer of the Company pursuant to the Plan of Exchange dated December 28, 2004. On May 5, 2005, the Company issued 1,500,000 shares of restricted common stock to the President and Chief Executive Officer of the Company pursuant to the same Plan of Exchange. These shares were issued in exchange for all of the shares of capital stock of CDHL f/k/a Arcotect Digital Technology Limited, pursuant to the exchange thereto.

In addition, the Company issued 105 shares of common stock to various parties during the nine months ended September 30, 2005 due to the rounding up of common shares on account of the 1:100 reverse stock split that was effective on January 10, 2005. The Company also issued 6,586,500 common shares to six creditors during the nine months ended September 30, 2005. These shares were issued under Regulation E with an aggregate consideration of $2,290,025 in debt principal in the form of 9% ninety-day promissory notes on February 7, 2005. On May 1, 2005, we extended these notes for an additional two months in return for an increase of three percentage points in the annual percentage interest rate under the notes. The notes were extended again on July 1, 2005 for an additional three months. As of September 30, 2005, all principal plus interest of these notes had been fully paid.

Index

On June 28, 2005, the Company issued 7,500 shares of our restricted common stock to a consultant for services retained. The shares were valued at the market on the date of issuance, or $4.30 per share, yielding an aggregate market value of $32,250. This expense is included in our accompanying financial statements.

During the nine months ended September 30, 2005, we did not issue preferred stock.

On October 13, 2005, the Company filed a Certificate of Amendment to the Certificate of Designation of our Series A Convertible Preferred Stock with the Secretary of State of Nevada, which amendment decreases the Conversion Ratio of the Series A Convertible Preferred Stock from two hundred (200) shares of fully paid and nonassessable shares of Common Stock for each share of Series A Convertible Preferred Stock to five (5) shares of fully paid and nonassessable shares of Common Stock for each share of Series A Convertible Preferred Stock. The new Conversion Ratio is set forth in Section 3(a) of the Certificate of Designation..

The Company anticipates that the decrease in the Conversion Ratio of the Series A Convertible Preferred Stock may make the capital structure more attractive to potential equity investors. Prior to the amendment, the Chairman and Chief Executive Officer of the Company owned approximately 98% of the total combined voting power. After the amendment, he will own securities with 32,625,000 votes out of a total combined voting power of 39,462,468 votes, which represents 82.6% of the total combined voting power.

NOTE 8 - RELATED PARTY TRANSACTIONS

In 2005, a stockholder and a related company loaned the Company $66,425 and $173,551 respectively as short-term unsecured loan. The loans bear interest of 6% interest per annum.

NOTE 9 - SUBSEQUENT EVENT

On October 14, 2005, the Company issued 29,158 shares of the Company’s common stock to the stockholders of M-Rider upon completion of the ST Agreement signed with M-Rider (Note 2) and issued 83,042 shares of the Company’s common stock to the designated person of HuaGuang’s stockholders upon completion of the Agreement signed with HuaGuang (Note 3).

On October 13, 2005, the Company filed a Certificate of Amendment to the Certificate of Designation of our Series A Convertible Preferred Stock with the Secretary of State of Nevada, which amendment decreases the Conversion Ratio of the Series A Convertible Preferred Stock from two hundred (200) shares of fully paid and nonassessable shares of Common Stock for each share of Series A Convertible Preferred Stock to five (5) shares of fully paid and nonassessable shares of Common Stock for each share of Series A Convertible Preferred Stock. The new Conversion Ratio is set forth in Section 3(a) of the Certificate of Designation..

The Company anticipates that the decrease in the Conversion Ratio of the Series A Convertible Preferred Stock may make the capital structure more attractive to potential equity investors. Prior to the amendment, the Chairman and Chief Executive Officer owned approximately 98% of the total combined voting power. After the amendment, he will own securities with 32,625,000 votes out of a total combined voting power of 39,462,468 votes, which represents 82.6% of the total combined voting power.

Index

NOTE 10 - LITIGATION

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

The Company contested the allegations of the Plaintiffs and has retained counsel admitted to practice in the U.S. District Court for the Southern District of New York to vigorously defend the action. The Company did not hire a stock promoter or a spammer to distribute promotional e-mails, and the emails themselves recited that they were paid for by one of our shareholders, and not by the Company or an affiliate.

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

Index

Overview

China Digital Media Corporation was formerly known as HairMax International, Inc. (“Hairmax”), a Nevada corporation. It was incorporated in Nevada in 1987. Arcotect Digital Technology Limited, a corporation organized under the laws of the Hong Kong SAR of the Peoples’ Republic of China, consummated a reverse merger with Hairmax in March, 2005, and Hairmax subsequently changed its name to China Digital Media Corporation, which is our corporate name. With the termination of the original businesses of Hairmax, all of China Digital Media Corporation’s businesses are now located mainly in China. Arcotect Digital Technology Limited has changed its name to China Digimedia Holdings Limited (“CDHL”), and is a wholly-owned subsidiary of our company.

Our business plan is to develop our operations so that they become one of the fastest growing companies in the China broadcasting media and Cable TV industry. We have made substantial progress in reaching our goals to date. After the reverse merger, we have strengthened our management teams and committed ourselves to cover three areas of the media industry. These three areas are: Cable TV operations and Digital broadcasting technology development; TV Channel management and advertising sales; and TV program production and investment. To accomplish our growth objectives, we plan to utilize investment, mergers, acquisitions and alliance partnerships. In view of the rapid growth and potential opportunities of China's media industry, we will continue to invest our resources into our target media markets across China while looking for potential distribution partners in the United States and other countries.

Cable TV operations and digital broadcast technology development

CDHL and the China operating subsidiary Arcotect (Guangzhou) Technology Limited (“AGTL”) are the sole contractors and operators of digital television services in Nanhai, a city in the Guangdong province. The city of Nanhai has approximately 400,000 paying Cable TV subscribers which it plans to migrate the television broadcasting system from analog to digital. Thus far, we have migrated more than 120,000 subscribers from analog television to digital television by installing a digital STB into subscribers’ premises. As at the end of the third quarter of September 30, 2005, Nanhai Network Company offered 38 basic TV channels. By contrast, we offer 92 TV channels which are organized into various packages; including “World Movie”, “Life & Leisure”, “World Sports”, “News Channel”, “Drama Channel”, ”Family Channel”, etc. Since the Nanhai Government is undergoing a consolidation to regroup its 17 towns into eight towns and municipalities, the migration process in these towns was initially re-scheduled. Since the consolidation has been completed in the third quarter, our migration schedule was back on track from effective August, 2005. We expect that subscription of additional TV packages will be increased accordingly. We currently employ approximately 190 people to support the existing operations.

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

Sunshine e-Government is one of the services provided through our TV data broadcasting platform under our Nanhai investment agreement with the government. We anticipate that commercial services could be launched after the general acceptance of the Sunshine e-Government service. The company is currently researching adding new features to current and future STB, which would provide more features for providing more applications to the subscribers. Partnerships with several vendors are being negotiated for developing services under our TV data broadcasting platform.

Index

Having switched 120,000 of Nanhai’s roughly 400,000 subscribers since early 2004, we have been able to achieve a 20% penetration rate with new pay-TV packages and additional set-top-box subscriptions. The different pay-TV packages are priced from $15 to $74 per year. We have also launched one of the first IP-based STBs to allow Internet-based services and one of the first trials of HDTV broadcasts in China. The success of our model, in contrast to some less successful models adopted by other cities, has led to discussions with other cities seeking to replicate this migration exercise. However, at this point in time, we have not entered into any contracts to provide digital cable television services to other cities in China.

TV channel management and advertising sales.

In September 2005, we had completed the acquisition of Guangdong M-Rider Media Company (“M-Rider”), expanding into TV channel management and advertising sales. M-Rider is the exclusive advertising wholesaler for four TV channels - three for provincial television stations and a channel for city level television stations. The company pays a fixed fee and is responsible for selling advertising space, providing a portion of television contents, and is involved in activities that help build the audience.

While M-Rider pays a fixed fee for the advertising exclusivity, there is considerable upside margin potential as the rates it charges increase. This model also has the potential to be applied to other TV stations markets in other cities as well as in other provinces.

TV program production and investment

With a growing subscriber base, we intend to capitalize on our distribution platform through the production of original programming. Our plan is to develop a long-term presence in television content production. However, we understand that content production is a relatively high risk venture, and that selling TV drama content is very competitive business and that it takes time to develop a good operating history. Accordingly, we have chosen to gain experience by investing in this market through a strategic partner. We have started by making a minority investment in two TV series through our partner, Guangdong Runshi Movie & Music Production Co., Ltd. The two series, The Story of a Small Town, with 24 episodes, and XiGuan Affairs, with 40 episodes, are expected to generate revenues next year. Because of the strong position of our partner in the market, there is a reasonable probability of a positive return on investment in the two series, and we intend to invest in more series on a minority basis and grow our presence in this market slowly over time..

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

Index

At present, some of our targeted businesses are subject to certain restrictions in the PRC. In order to enable us to invest in certain media sectors such as TV advertising and contents production before related regulations and policies are opened up to foreign investors, we have strategically partnered with a Chinese registered company, Guangdong HuaGuang DigiMedia Culture Development Limited (“HuaGuang”), formerly known as Guangdong Pukonyi Culture Development Limited, to hold investments in programs production and advertising operations on our behalf. In this way, we are not the direct owner of the programming and advertising operations. We anticipate that this arrangement will be continued until the relaxation of broadcasting policy in China. Before transferring the entire equity interest in HuaGuang to us according to our Alliance Agreement with HuaGuang, we have obtained control and manage the operations of HuaGuang and receive 90% of its gross profit through various level of agreements signed between our subsidiaries in China and HuaGuang. For business and management purposes, Mr. Chen Lu, director of business development of CDGT, now holds 90% of HuaGuang. Our Board of Directors feels comfortable with this arrangement. We have been advised by our Chinese counsel that these arrangements are necessary because we, a Nevada corporation, are considered a foreign company for the purposes of Chinese foreign investment laws.

RESULTS OF OPERATIONS

Other Comprehensive Income

We had other comprehensive income, for the nine months ended September 30, 2005 of $3,902. The gain is principally attributable to the approximately 2% appreciation of RMB against the Dollar.

Net Income

We had net income of $3,445,025 and $4,584,627, or $0.11 and $0.17 per common share for the three months and nine months periods ended September 30, 2005, respectively, compared to the net income of $576,320 and $1,459,574 for the same periods ended September 30, 2004, respectively. The increase in net income was primarily due to an increase in subscription revenues from commercial and new TV subscribers and a discount received for the purchase of STB from our vendor. Because of our acquisition of M-Rider in August 25, 2005, we have a new source of revenue from advertising. Total net income therefore had increased accordingly.

Minority Interest

Minority interest in the profits and losses of one of our consolidated variable interest represents the minority shareholders’ share of the profits or losses in such variable interest. For the nine months ended September 30, 2005, we recognized and recorded minority share in our profit of $36.

Other Income

We had other net income for the nine months ended September 30, 2005 of $2,089,441 as compared to other net income of $993 for the same period in 2004. The increase is mainly attributable to the volume discount received from our STBs vendor of $1,826,868.

Index

Earnings before interest, tax, depreciation and amortization (“EBITDA”)

EBITDA for the three months and nine months ended September 30, 2005 was $1,705,092 and $3,402,858, respectively. The increase of $1,002,314, or 143%, from $702,778 for the three months ended September 30, 2004 was due primarily to the increase in total revenue and gross profit margin.

Sales

Revenues increased by $1,406,671or 130% from $1,078,816 for the three months ended September 30, 2004 to $2,485,487 for the same period ended September 30, 2005. For nine months ended September 30, 2005, we recorded total revenues of $4,789,770, compared to total revenues of $2,560,335 for the same period ended September 30, 2004. Due to new arrangements with Nanhai Network Company for the classification of revenue for commercial and new subscribers on TV subscriptions and discount received for the purchase of STB from a vendor, we had recorded additional revenue for the 3rd quarter. Together with the increase in the number of TV subscribers, sales of Pay-TV and the increase of commercial accounts, total revenues for Digital TV Operations had a satisfactory result for the three months ended September 30 2005 as compared to the comparable period in 2004. Advertising revenue was our new income source upon our acquisition of M-Rider. As we completed the acquisition process by the end of August 2005, we only recorded one month result from M-Rider into our consolidated result for the quarter. However, one month sale from M-Rider already represents approximately 7.4% of our total revenues. The board anticipated that this segment of revenue would continue to grow and form an important part of our business in the coming years.

Gross profit margins increased from 69% during the three months ended September 30, 2004 to 81% during the three months ended September 30, 2005. The increase was mainly attributable to the classification of TV subscription revenues of commercial and new accounts together with advertising income.

Expenses

Selling, general, administrative and depreciation and amortization expenses for the three months ended September 30, 2005 increased by $495,871 or 288% to $667,996 in comparison with the three month period ended September 30, 2004. Selling, general, administrative and depreciation and amortization expenses were $1,628,060 for the nine months ended September 30, 2005, increased by $1,142,942, compared to the same period ended September 30, 2004. Selling, general and administrative expenses increased by $269,382 for the three months ended September 30, 2005 over the same period last year due to increase in business activities to support increased revenue, appointment of additional personnel for the development of new value-added business and the negotiation of new business in TV drama production and the operation of newly acquired subsidiary. Depreciation and amortization increased by $226,489 for the three months ended September 30, 2005 due to the increase in the total number of STB for the migration of analog TV into digital TV project in Nanhai. We anticipate depreciation and amortization expenses will continue to increase until the whole of 400,000 existing TV subscribers are digitalized and the STBs are fully depreciated.

Liquidity and Capital Resources

On September 30, 2005, we had cash of $849,726 and a working capital deficit of $221,132. This compares with cash of $82,959 and a working capital deficit of $2,215,939 at December 31, 2004. The increase in cash and decrease in working capital deficit was mainly due to receivable collections from Nanhai Network Company, additional paid in capital for the Company and the reduction of accounts payable to vendors. Operating activities had a net generation of cash in the amount of $2,770,621 during the nine months ended September 30, 2005 reflecting an excess of revenues over expenditure and increased depreciation as mentioned above.

Index

Net cash used in investing activities for the nine months ended September 30, 2005 was $4,468,485 as compared with net cash used in investing activities of $3,761,082 for the nine months ended September 30, 2004. The increase in net cash used in investing activities is due to an increase in purchases of STBs and investment in contents during the nine months ended September 30, 2005 compared to the comparable period in 2004.

Net cash provided by financing activities for the nine months ended September 30, 2005 was $2,387,662. The net cash provided by financing activities is attributable to the injection of cash from shareholders.

We had started to receive cash from Nanhai Network Company according to schedule commencing from July of 2005. The Company's investment in STBs and smart cards remained the substantial accounts payable at September 30, 2005. Due to the acquisition and operation, additional cash is required. The board has considered bank loan or issuance of new shares for supportive funding. Process for such arrangement is in progress.

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

The Company relied on one supplier for approximately 85% of its purchases in 2005 for Nanhai digitalization of TV in the Nanhai project. As of September 30, 2005, accounts payable to this supplier amounted to $3,494,737.

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

Index

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

Index

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

Conclusions

Based upon the Evaluation, our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives. Our CEO and CFO have concluded that our disclosure controls and procedures are effective at that reasonable assurance level to ensure that material information relating to the Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principals generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.

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

The Company contested the allegations of the Plaintiffs and has retained counsel admitted to practice in the U.S. District Court for the Southern District of New York to vigorously defend the action. The Company did not hire a stock promoter or a spammer to distribute promotional e-mails, and the emails themselves recite that they were paid for by a shareholder of our Company, and not by the Company or an affiliate..

Index

Item 2. Changes in Securities

On January 18, 2005, the Company issued 20,000,000 shares of our restricted common stock, which was converted from 100,000 shares of preferred stock at a ratio of 200:1, to our President and Chief Executive Officer pursuant to the Plan of Exchange dated December 28, 2004. On May 5, 2005, the Company issued 1,500,000 shares of our restricted common stock to our President and Chief Executive Officer pursuant to the same Plan of Exchange. These shares were issued in exchange for all of the shares of capital stock of Arcotect Digital Technology Limited pursuant to the exchange thereto.

In addition, the Company issued 105 shares of common stock to various parties during the six months ended June 30, 2005 due to our rounding up of common shares on account of the 1:100 reverse stock split which was effective on January 10, 2005. The Company also issued 6,586,500 common shares to six creditors during the six months ended June 30, 2005. These shares were issued under Regulation E with an aggregate consideration of $2,290,025 in debt principal in the form of 9% ninety-day promissory notes on February 7, 2005. The Company extended these notes for an additional two months in return for an increase of three percentage points in the annual percentage interest rate under the notes.

On October 13, 2005, the Company filed a Certificate of Amendment to the Certificate of Designation of our Series A Convertible Preferred Stock with the Secretary of State of Nevada, which amendment decreases the Conversion Ratio of the Series A Convertible Preferred Stock from two hundred (200) shares of fully paid and nonassessable shares of Common Stock for each share of Series A Convertible Preferred Stock to five (5) shares of fully paid and nonassessable shares of Common Stock for each share of Series A Convertible Preferred Stock. The new Conversion Ratio is set forth in Section 3(a) of the Certificate of Designation..

The Company anticipates that the decrease in the Conversion Ratio of the Series A Convertible Preferred Stock may make the capital structure more attractive to potential equity investors. Prior to the amendment, the Chairman and Chief Executive Officer owned approximately 98% of the total combined voting power. After the amendment, he will own securities with 32,625,000 votes out of a total combined voting power of 39,462,468 votes, which represents 82.6% of the total combined voting power.

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
(b) On July 5, 2005, we filed an 8-K to report the investment in television production called “Xiguan Affairs” through Pukonyi.
(c) On July 20, 2005, we filed an 8-K to report that China DigiMedia Holdings Limited, our Hong Kong subsidiary ("China DigiMedia"),  entered into a Shares Transfer Agreement with Mr. Wu and Mr. Huang, residents of mainland China and the sole shareholders of  Guangdong M-Rider Media Company Limited, a limited liability company organized and existing under the laws of the Peoples’ Republic of China (“Guangdong M-Rider”), pursuant to which China DigiMedia will acquire all of the issued and outstanding capital  shares of Guangdong M-Rider through an agent.
(d) On July 21, 2005, we filed an 8-K to report the changes in our certifying accountant.
(e) On August 10, 2005, we filed an 8-K regarding the extension of the terms of Promissory Notes dated May 1, 2005.
(f) On November 1, 2005, we filed an 8-K regarding the decreases in the Conversion Ratio of the Series A Convertible Preferred Stock.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA DIGITAL MEDIA CORPORATION
(Registrant)

Date: November 4, 2005	By:	/s/ Lui Chi Keung
Lui Chi Keung Chief Financial Officer

Date: November 4, 2005	By:	/s/ Daniel Ng
Daniel Ng Chief Executive Officer