Form 10KSB
period 2005-12-31
CHINA DIGITAL MEDIA CORP
filed 2006-02-17
CIK 821524

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the year ended December 31, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

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

Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or an amendment to this Form 10-KSB. [x]

State issuer's revenues for its most recent fiscal year: $7,862,281.

As of February 13, 2006 there were 31,039,676 common shares outstanding and the aggregate market value of the common shares (based upon the average of the bid price of $1.26 and the asked price of $1.28 reported by brokers) held by non-affiliates was approximately $9,892,888.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Number of shares of common stock outstanding as of February 13, 2006: 31,039,676
Number of shares of preferred stock outstanding as of February 13, 2006: 1,875,000

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

As used in this Form 10-KSB, unless the context requires otherwise, “we” or “us” or the “Company” means China Digital Media Corporation and its subsidiaries..

PART I

ITEM 1. Description of Business

Corporate Organization

China Digital Media Corporation (”CDMC”) was previously known as HairMax International, Inc. (“Hairmax”), a Nevada corporation. It was incorporated in Nevada in 1987. Arcotect Digital Technology Limited, a corporation organized under the laws of Hong Kong, consummated a reverse merger with Hairmax in March, 2005, and Hairmax subsequently changed its name to China Digital Media Corporation, which is the corporate name. With the termination of the original businesses of Hairmax, all of China Digital Media Corporation’s businesses are now located in the People’s Republic of China (the “PRC” or ‘China”). Arcotect Digital Technology Limited has changed its name to China Digimedia Holdings Limited (“CDHL”), and is a wholly-owned subsidiary of CDMC.

CDHL was incorporated in Hong Kong on January 5, 2000 as an investment holding company. Through its wholly owned subsidiary, Arcotect (Guangzhou) Ltd. (“AGL”) incorporated in China as a wholly owned foreign limited liability company on September 24, 2001. AGL is engaged in software development, digital television subscriber and application platform development. AGL, through its Nanhai branch which was established in July 8, 2004, is engaged in the business of converting television signals from analog into digital system using digital television set-top-box and smart cards.

From July 1, 2004 until March 28, 2005, we operated as a Business Development Company regulated pursuant to Sections 55-65 of the Investment Company Act of 1940, as amended. We terminated our BDC status at a Board of Directors meeting held on March 17, 2005, in which the negative financial results for the year ended December 31, 2004, as well as the demands of the regulatory scheme under the Investment Company Act of 1940, were factors weighing in favor of our decision.

On June 15, 2005, CDHL entered into a Strategic Alliance Agreement with shareholders of Guangdong HuaGuang Digimedia Culture Development Limited (“HuaGuang”) whereby CDHL will hold a 90% variable interest in HuaGuang.

On August 25, 2005, CDHL acquired a 100% interest in Guangdong M-Rider Media Company Limited (“M-Rider”), a limited liability company in the PRC. M-Rider is doing the business as television advertising agency.

On October 17, 2005, CDHL established a wholly-owned subsidiary, Digimedia Services (Shenzhen) Limited (“Digimedia Shenzhen”) in the PRC. The subsidiary has no operations since its incorporation

CDMC, CDHL, AGL, HuaGuang, M-Rider and Digimedia Shenzhen are hereinafter referred to as (“the Company”). Currently, the Company has around 240 employees located mainly in the PRC.

We are engaged in one of the fastest growing industries in the PRC, i.e. the business of broadcasting media and cable television. Our business plan is to strengthen our branding and to enlarge our presence and involvement in the media industry through investment, mergers, acquisitions and alliance partnership. In view of the rapid growth and potential opportunities of China's media industry, we will continue to invest our resources into the market across China while looking for potential distribution partners in the United States and other countries.

Operation Business

We are involved in:

1) Cable television operations and digital broadcasting technology development;
2) Television channel operations and advertising sales; and
3) Television program production and investment.

Cable Television Operations and Digital Broadcasting Technology Development

Arcotect (Guangzhou) Ltd, (“AGL”) a wholly owned foreign subsidiary of the CDMC doing business in China, is the sole contractor and operator of digital television (“DTV”) services in Nanhai, Guangdong Province, a city with over 400,000 residential and commercial cable television subscribers. The cable broadcasting system had been completely analog.

On February 6, 2004, we signed a Cooperative Agreement for Total Migration into DTV System for the Nanhai District and subsequently signed a supplementary agreement on July 8, 2005 (collectively, the “Cooperative Agreements”) with the city-owned cable company. Pursuant to the Cooperative Agreements, we are responsible for:

(1)	migrating all cable television subscribers in Nanhai from an analog to a digital system (“Migration”) by the end of 2007;
(2)	providing the first digital set-top-box (“STB”) for free to DTV subscribers; and
(3)	providing operational support services including operating pay-TV and interactive services based on DTV technology.

According to the Cooperative Agreements, the Nanhai government provides a grant to us to subsidize the system migration, which totals approximately $6 million, and we share in the subscription fees paid by all cable television subscribers as well as paid by DTV subscribers for additional services. The city-owned cable company retains management of the broadcasting system and the fiber-optic network and is responsible for compliance with national broadcasting policies. The city-owned cable company is also obligated to outsource operations of the digital cable system to us and to pay most of our operating costs. The operations include migration planning, marketing, sales, billing, software development, call centre and logistics administration.

The table below summarizes certain information for our DTV operations as of December 31:

	2005	2004

Total number of Cable television Subscribers	404,792	383,285
Residential	347,069	329,949
Commercial	54,963	50,739
Others	2,760	2,597

Number of DTV Subscribers	149,182	69,788
As a % of Total Cable Television Subscribers	36.9%	18.2%

Additional STB Subscriptions	21,165	8,434
As a % of Total DTV Subscribers	14.2%	12.1%

Subscribers to Value Added Packages	15,011	6,776
As a % of Total DTV Subscribers	10.1%	9.7%

Migration into DTV Service
We convert the analogue cable television service of Nanhai city into digital cable television service on a district by district basis. Each district usually has a few thousand of subscribers. We notify television subscribers of the Migration plan and our services through television advertising and notices published at the district. During the Migration period, usually for 3 to 4 weeks, we set up a service centre in the district and have customer representatives visit subscribers for providing service installation, training and new product promotion. Our experience is that the success rate for on-site selling of additional STBs and pay-TV services is relatively high. There is a grace period of 30 days before analog television signal is ceased to be delivered to the district. Television subscribers can only watch television programs through our STB via digital cable signal. As digital television signals are encrypted, television watchers have to install STB and have smart cards for viewing television programs. In Nanhai, there is only one television cable network operator and program provider. Television watchers have to subscribe to digital service through our operations. Through the Migration project, illegal wiring for watching of television is eliminated. From our experience, the number of subscribers increased in the district after the Migration to digital signal and our subscription fee increases accordingly.

Basic Services
Basic service is available to all cable television subscribers, which consists of 38 channels of programming. This service consists of programming provided by national television networks, provincial and city television stations, and one channel of programming is provided by us. The basic subscription fee is approximately $25 per annum.

Value Added Packages
This is only available to the DTV subscribers. Our value added packages offers 92 pay channels of programming, which are bundled in different packages, including: Movies, Life & Leisure, Sports, Drama, etc. The annual subscription fees for the value-added packages range from $15 to $74 each.

Addition STB
In the city of Nanhai, there is an average of more than two television sets in a household. DTV subscribers can buy an addition STB from us for their additional television set and pay a subscription fee for the additional STB. The yearly subscription fee is about $15 per each additional STB.

Other Revenue Sources
We also generate revenues from installation services, selling of additional STBs and reconnection services.

High-Definition Television (“HDTV”)
HDTV features high-resolution picture quality, better audio quality and a wide-screen, theater-like display. We are one of the pilot operators to begin trials of HDTV broadcasts in China, which commenced in September 2005.

IP based STB
We are one of the first DTV operators in China to deploy, on a trial basis, IP based STB. The IP based STB in trial is equipped with an Ethernet port which could facilitate various Internet based services to end users; such as video-on-demand, online shopping channels, online games and interactive education services. We plan to offer this new IP based STB to new DTV subscribers in 2006.

Customer and Technical Service
We service our digital and cable television subscribers by using an in-house developed operating support system. Our operating support system manages all operating processes including technical support to customers, database management, billing services, inventory control, sales support, call center services, etc. in which our call centers provide 24/7 call answering capability and other technical support services.

Technology Development
From time to time, we work closely with our technology partners to develop new technologies and additional features in order to improve and enhance our operations and services. In October 2005, we partnered with a system technical consultant to design middleware for additional functions of our digital STB.

Sales, Marketing and Advertising
We have 120 persons on our sales team. We sell our services through direct customer contact, retail outlets, door-to-door selling, television advertising and road show promotion.

In 2005, our in-house program production team produced 47 in-house television commercials to promote our value-added packages and related services which have been broadcast on-air over 87,000 times. Our sales efforts generate incremental revenues and enhance the number of value added package subscriptions that are sold.

Television Channel Management and Advertising Sales

In September 2005, we, through our affiliate, completed the acquisition of M-Rider, a television channel management and advertising sales company. M-Rider is currently the exclusive advertising wholesaler for a provincial television station. We pay a fixed fee to the television station and are responsible for selling advertising space to advertising customers as well as providing advice and consultation on scheduling and planning to enhance the effectiveness of their advertisement.

Pricing of Advertising Sales Space
We sell advertising to customers directly or through advertising agents. The selling price is a discount off the list price in terms of dollars per minute which is agreed by the broadcasting television station. It is our decision to determine the optimal discount for our advertising sales because we pay a fixed amount to the television station. If we sell through an advertising agent, we also give a further discount to the agent.

If the advertising agent is a member of American Association of Advertising Agencies, usually known as a 4A Agent, they will buy our advertising space in Cost Per Rating Points (CPRP), which is a an international standard to calculate the value of advertising space. We will agree with the 4A Agent on a price per point. When advertising commercials are aired on television, we will make use of the rating report (viewership report) provided by AC Nielson or Central Viewer Survey and Consulting Center of China Central Television Station (CCTV), in order to get the number of points on the advertised spot. The value of the commercials is equal to the pre-agreed CPRP multiple times the actual numbers of points.

Media Planning
We have knowledgeable media planners who have years of experience in media planning for both local advertising agents and 4A Advertising Agents. The purpose of good media planning is to help our customers to deliver their commercial messages to the audience through a television channel according to its profile of audience in a cost effective way. At the same time, we make the best use of all available advertising timeslots so as to maximize the value for our company.

Sales & Marketing
Our Sales & Marketing team conducts research and analysis on media trends, competitor analysis and customers survey in order to continuously refine our sales and marketing strategy. We offer different bundled products to different categories of customers based on seasonal or yearly terms. Product bundling has been a very successful means to drive extra sales in alcoholic and pharmaceutical industry.

Sales Cycle Management and Software Development
We are implementing new sales cycle management processes to be integrated into the overall media and advertising management system currently under development. We intend to make use of this system to support a larger scale of sales network to suit the future needs of expansion into other cities.

While M-Rider pays a fixed fee for advertising exclusivity, there is considerable upside potential for our profitability as the rates that M-Rider charges increase.

Television Program Production and Investment

With a growing subscriber base, we intend to capitalize on our distribution platform through the production of original programming. Our plan is to develop a long-term presence in television program production, but we realize that program production is a relatively high risk venture. Accordingly, we have chosen to gain experience by investing through a strategic partner, Guangdong Runshi Movie & Music Production Co., Ltd., which has two ingredients essential for success in China: a Class A license that allows filming before submitting to censorship, which is cost effective, and a good program distribution network.

We have made a minority investment in two television series, XiGuan Affairs, with 40 episodes, and The Story of a Small Town, with 24 episodes. XiGuan Affairs has already generated revenue for us in the last quarter of 2005.

Consultants and Strategic Partnership

Because of our forthcoming investment projects, we have appointed Yan XianQi, lead Consultant, and Tung ZhiYong, Consultant, in June 2005. Both consultants have extensive knowledge and experience in the China media industry where they would advice on broadcasting policy, television program production, and investment and acquisition of programming. Mr. Yan was the former Director-General of State Administrative of Radio, Firm and Television in Guangdong Provincial, Chairman of Guangdong Television Artists Association and the Founder of Guangdong Cable Network Company. Mr. Tung was the former Vice President of Guangdong Television Station and Director of Television Unit in Zhujiang Movie Production House.

In October 2005, we engaged Manta Finance Ltd. as a consultant to advise our officers and employees on matters relating to digital broadcasting technology development and digital broadcasting related strategy.

At present, some of our targeted businesses are subject to certain restrictions in China. In order to enable us to invest in certain media sectors such as television advertising and program production before related regulations and policies are relaxed for foreign investors, as is predicted for the future, we have strategically partnered with a Chinese registered company, Guangdong HuaGuang DigiMedia Culture Development Limited (“HuaGuang”), (previously Guangdong Pukonyi Culture Development Limited), to invest in media businesses in China by providing funding for its investment projects and subsidizing its potential losses. We are the exclusive service provider to HuaGuang and we have rights to assign a key management team to its investment in media companies. In return, we receive majority of its financial return from investment projects as compensation. As part of this arrangement, we are also required by FASB No. 46 to consolidate HuaGuang’s majority business costs and benefits on our consolidated financial statements even though we maintain its legal status as a Chinese enterprise.

Pending 2006 Acquisition

On January 31, 2006, we, through our affiliate HuaGuang, have entered into an agreement (the “Agreement”) to purchase all media related businesses, assets, business contracts and management from Guiyang Classic & Fashion Advertising Co., Ltd., a television program production and advertising company in China. Pursuant to the terms of the Agreement, we will pay $2.2 million, in a combination of cash and restricted Company common stock, which payment is subject to reduction in the event that the acquired assets generate a cumulative profit less than $2.5 million over the next 2 years. The management team of Guiyang Classic & Fashion Advertising Co., Ltd. has approximately 10 years of business experience in the media industry in China. They have produced television programs for different television channels, including the well known program, a “true man show”, as well as adventure, nature and tourism productions, for which they have obtained several national awards in the last few years. The completion of the transaction is subject to certain conditions, including official approval, and verification of assets and business contracts. We expect to complete the acquisition in the first quarter of 2006.

On February 8, 2006, we, through our affiliate HuaGuang, entered into a Memorandum of Understanding (the “MOU”) to form two joint ventures (the “JV Agreements”) with a provincial television station. Pursuant to the MOU, the provincial television station will grant an exclusive right to manage the content of its television channel while outsourcing its entire advertising time slots into two joints ventures for a term of 5 years each, with rights to use their production resources and equipment. We are committed to invest approximately $2.5 million into the two joint ventures over a 5 year period. The two joint ventures are not restricted to provide services to certain television channels and stations if an opportunity arises to provide services to other customers. One of the joint ventures (the “Program Management JV”) is responsible for providing services to a television channel including program sourcing, schedule planning and production of television program and major events. The provincial television station partner owns a 51% equity interest in the Program Management JV and we own the balance, or a 49% interest. The second joint venture (the “Advertising Agent JV”) will act as an exclusive advertising wholesaler for the Program Management JV to sell its advertising time slots to advertising customers. We own a 51% equity interest in the Advertising Agent JV and the provincial television station partner owns the remaining 49% interest. The completion of the transaction is subject to certain conditions, including government approval. We expect to complete the acquisition in the second quarter of 2006.

Growth Opportunities

After the reverse merger, we have strengthened our management team and committed ourselves to cover three areas of the media industry. These three areas are: cable television operations and digital broadcasting technology development; television channel management and advertising sales; and television program production and investment.

Cable Television Operations and Digital Broadcasting Technology Development
Two years of experience has made our operations and migration process efficient and effective which has created a substantial platform for our future growth in other cities with a size similar to Nanhai. We are seeking other cities to repeat our Migration model. Currently, 90% of the cities in China have the infrastructure that is capable to broadcast DTV programs, but only 10 cities today are undertaking the city-wide digital Migration. A number of cities have expressed interest in working with us because of our proven skills in marketing, technology and operations experience. Although the operation of a DTV service business is a profitable business with long term stable recurring cash flow, substantial upfront capital investment has prevented us from investing in other cities until additional cash flow can be generated or financing arranged. We plan to sign up one to two more cities by 2007 or 2008 when the Migration in Nanhai is completed. At that time, the Nanhai operation and the return on investment from our advertising and program production businesses should generate sufficient cash flow to support the development of a Migration business in a second or third city.

Television Channel Management and Advertising Sales
While M-Rider pays a fixed fee for the advertising exclusivity, there is considerable upside potential for our net profit as the rates it charges increase. This business model has the potential to be applied to other television stations in other cities as well as in other provinces. We plan to sign more exclusive contracts with television stations in order to drive the growth in this sector.

Television Program Production and Investment
There is a reasonable probability of a positive return on investment in the production of television programs. When investment opportunities are available, we intend to invest in an additional television series on a minority basis in 2006.

The acquisition of program production capability and an advertising company, and the setting up of two joint ventures with a provincial television station, should result in our being able to integrate our advertising and program production business and gain a competitive advantage in the China media industry. As an exclusive program planner, program producer and sourcing agent, the Program Management JV will help to enhance total viewership of the provincial television channel. This should build the value of the channel and its advertising sales. We believe that our integration of program production and advertising sales will be successful and we will duplicate this model in other cities or provinces in China.

Growth Strategies

In summary, we have already established a successful and profitable model for our DTV service in Nanhai. For the near term, we will drive our growth in advertising sales by building up a good customer base of international and domestic brand companies. In the mid or longer term, we will make use of the cash flow generated from our existing operations to invest and to replicate our successful business model in DTV service and integrated program production and advertising in other cities or provinces in China. In order to maintain our competitive edge and speed up our growth, we may enter into further investment, acquisition and alliances partnership arrangement. We may also seek further funding from the capital markets when suitable arrangements are available. We are also considering applying for the listing of our common stock on a National Exchange, such as the Nasdaq or the AMEX, when the Company meets listing requirements.

Government Regulation

The media industry in the PRC is subject to government control and censorship. Due to the PRC’s admission to membership in the World Trade Organization, the government is committed to opening its domestic markets for foreign investors and this should favorably impact the media industry. Some restrictions on the Company’s businesses have already been relaxed. For example, as a foreign company, we can now own a 100% equity interest in a company in the advertising business and up to a 49% equity interest in a company in the program production business. According to current regulations, we may take up to two to three years to qualify for holding an equity interest in certain media business. In order to avoid unnecessary delays, and to be able to invest in the media sectors such as television advertising and program production, we have strategically partnered with a Chinese registered company, Guangdong HuaGuang DigiMedia Culture Development Limited (“HuaGuang”), (previously Guangdong Pukonyi Culture Development Limited), to invest into media businesses in China by providing funding support for its invested projects and subsidizing its potential losses. We are its exclusive service provider and we have rights to assign a key management team to its investment companies. In return, we receive majority of its financial return as compensation. Through HuaGuang, we obtained majority business benefits of these companies while maintaining their legal status as Chinese enterprises. Our Chinese counsel has reviewed this arrangement and expressed the opinion that it comports with the foreign investment laws of the PRC.

Effects of Inflation

Our principal business is related to the media industry in China. Revenues and expenses remain relatively constant and are not affected by the levels of inflation in China or elsewhere. For the foreseeable future, we do not anticipate that inflation will affect our business.

Competition

Cable Television

In China, television has been the vehicle for the government to distribute information to the public. While government officials intend to control and monitor the content to be delivered through other broadcasting systems, the exertion of control on these other broadcasting systems may not be as dominant as it is for television. For this reason, the use of other methods of broadcasting systems to obtain licences for distribution of content will be difficult. For the forseeable future, government officials prefer to control the distribution of content through the cable television network. In order to enhance and effectively control the distribution of content, government officals plan to convert the current analogue television broadcasting signal into a digital signal. It is believed that cable television will remain as the main form of delivery for television programming in China in the coming years although there will be competition from satellite, IP television and other media.

Advertising Sales

Television advertising time sales is the major source of revenue for television stations and operators. Advertising time sales are directly related to a channel’s audience population and viewership. The PRC government exerts control over television programming content by supporting the China Central Television (“CCTV”) as the dominant broadcaster. CCTV has the largest audience base in China and there are 8 television channels available across the country. By the end of 2003, China had 37 national cable television stations, 363 city-level television stations, and 1,424 country-level cable television stations, which are permitted to have their own localized television channels and programs. Although CCTV has a strong influence on broadcasting in the country, localized television contents can serve the needs of audiences down to the city levels. Advertising revenues generated by local television stations are substantial. Recently, country-level cable television stations have tendered their television channels/air time to advertising agencies at fixed cost in order to generate guaranteed income. Competition in different parts of the country is fierce between advertising agencies and television channels at the provincial and city levels. In order to maximize profit, advertising agencies have begun to provide their own content to increase their channels’ viewership. Because of this trend, some advertising firms are trying to vertically integrate their business into program sourcing and production. It is believed that the television advertising industry will remain fiercely competitive and media firms will integrate their scope of business to include program production, sourcing and advertising sales.

Television Program Production

In China, there are many program production houses. Most of them are small individual firms and their size cannot be compared to the larger production houses common in the U.S. According to the PRC regulations, television programs distributed through television channel must be pre-approval by the relevant governmental departments before production begins. Provincial level television stations usually have Class A licenses. There are, however, few private Class A license production houses in China. Production houses with a Class A license have more freedom in the selection of programs and can obtain distribution approval before commencing production. This shortens the production cycle and the return on investment is higher. Our television program production investment is through a well-known production house with a Class A license so that the risk to our investment is relatively low. In view of the fierce competitive environment in China, the Company has planned cooperation and joint venture arrangements with television stations in television program production, and also makes programs available for exchange with television channel advertising time. This is also one of the successful models operated by some of the advertising firms. We anticipate that this strategy will enable us to expand our sales of programs and enlarge our advertising network to meet with the competition in the industry.

Controls and Procedures

(a) We have designed and applied our disclosure controls and procedures to assure that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

Reports to Security Holders

We are not required to deliver an annual report to security holders and we do not presently intend to voluntarily deliver such reports. However, should we choose to create and deliver annual reports to security holders, such annual reports will contain audited financial statements. We file all of our required information with the Securities and Exchange Commission (the "Commission"), including Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, and Current Reports on Form 8-K. The public may read and copy any materials that are filed by us with the Commission at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and reports filed by us with the Commission have been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at: http://www.sec.gov.

ITEM 2. Properties

We leased an office for our subsidiary, Arcotect (Guangzhou) Limited, Nanhai Branch, with 346 square meters for operation and paid total rent of $2,453 for year 2005. We leased an office for our subsidiary, AGL with 200 square meters for operation and paid total rent of $22,090 for year 2005. We leased an office for our subsidiary, Digimedia Service (Shenzhen) Limited, with 13 square meters and paid total rent of $1,664 for year 2005. Our variable interest entity (“VIE”) leased an office with 654 square meters and paid total rent of $18,515 for year 2005. We leased seven staff quarters with total area of 872 square meters and paid total rent of $9,144 for year 2005. All the above noncancelable leases expire at various dates through October 16, 2006 and shall be renewed according to their terms and conditions.

ITEM 3. Legal Proceedings

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

On May 24, 2005, a Complaint was filed against us, among others, in the United States District Court for the Southern District of New York, in a matter captioned as “Ziegler, Ziegler & Associates LLP and Scott Ziegler, Plaintiffs, v. China Digital Media Corporation and John Does 1-10, Defendants.” In the Complaint, the Plaintiffs allege, among other things, that we and John Does 1-10 used Plaintiff Scott Zeigler’s e-mail address and Plaintiff Ziegler, Ziegler & Associates, LLP’s internet domain name to distribute promotional information about us over the internet. The Plaintiffs seek a several types of relief, including damages in an amount not less than $1,250,000. Pre-trial discovery has commenced in the matter. The file number of the civil action is 05 CV 4960.

The Company contested the allegations of the Plaintiffs and has retained counsel admitted to practice in the U.S. District Court for the Southern District of New York to vigorously defend the action. The Company did not hire a stock promoter or a spammer to distribute promotional e-mails, and the emails themselves recite that they were paid for by a shareholder of our Company, and not by the Company or an affiliate. We believe that the shareholder referred to in the emails was promoting its own interest and we had nothing to do with such activity. We believe we have no liability in this matter.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5. Market for the Registrant’s Common Stock and Related Security Holder Matters

(a)
The principal market in which our common stock is traded is the Over-the-Counter Bulletin Board, under the symbol “CDGT”. The table below presents the high and low bid price for our common stock each quarter during the past two years and reflects inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions. We obtained the following information from QuoteMedia.com, an on-line source that provides historical pricing information.

Quarter Ended	Low	High

03/31/04	10.00	20.00
06/30/04	7.00	18.00
09/30/04	4.00	9.00
12/31/04	2.00	9.00
03/31/05	1.01	1.30
06/30/05	4.10	4.40
09/30/05	1.85	1.90
12/31/05	1.26	1.55

The above stock prices have been retroactively adjusted in the above table a 100 for 1 reverse split in 2004.

(b) Holders. The approximate number of holders of record of the Registrant's Common Stock as of December 31, 2005 was 79.

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

Our Shares are "Penny Stocks" within the Meaning of the Securities Exchange Act of 1934.

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

ITEM 6. Management’s Discussion and Analysis

This discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and related notes thereto included in Part II, Item 7 of this Report. All amounts are expressed in U.S. dollars. Please also refer to our forward-looking information regarding our

Introduction

We are a Nevada corporation that legally changed our corporate name in March 2005 to China Digital Media Corporation and was previously known as Hairmax International, Inc.

The financial statements below include the CDMC’s wholly owned subsidiaries, China Digimedia Holdings Limited, Arcotect (Guangzhou) Limited, Digimedia Service (Shenzhen) Limited, Guangdong M-Rider Media Company since its acquisition on August 25, 2005 and 90% variable interest entity (“VIE”), Guangdong HuaGuang Digimedia Culture Development Limited since the effective date of the agreement on August 31, 2005.

Selected financial data
	Year Ended December 31
	2005	2004

Net sales	$7,862,281	$3,864,407

Net profit after tax	4,041,619	1,945,743

Net income per share -basic	0.14	1.30

Net income per share -fully diluted	0.11	1.30

Weighted average shares outstanding - basic	28,231,555	1,500,000

Weighted average shares outstanding - fully diluted	37,627,388	1,500,000

Total assets	17,803,089	6,573,322

Working Capital (Deficit)	(446,454)	(2,215,939)

Shareholders' equity	10,582,961	3,218,999

No dividends have been declared or paid for any of the periods presented

CONSOLIDATED RESULTS OF OPERATIONS

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Other Comprehensive Income

We had other comprehensive loss, for the twelve months ended December 31, 2005 of $38,706. The loss was principally attributable to foreign currency translation of RMB and Hong Kong dollar against the Dollar.

Sales

Sales for the fiscal year ended December 31, 2005 were $7,862,281 as compared to revenues of $3,864,407 for the fiscal year ended December 31, 2004, an increase of $3,997,874. The increase was mainly due to the good progress in Nanhai digitalization television project. Because of the digitalization project, television subscribers had to install STBs in order to watch television programs. Both the number of new residential and commercial television subscribers increased significantly. In 2005, the total number of DTV subscribers increased to 149,182 from 69,788 in 2004. Revenues from new installation, additional STB subscriptions and Pay-television remained the major contribution to the revenue for the year end result. Number of additional STB subscribers increased by 151% from 8,434 in 2004 to 21,165 in 2005 and number of value added packages subscription raised by 122% from 6,776 in 2004 to 15,011 in 2005. The digitalization project will continue in 2006 and we expect that revenue would continue to grow before the completion of Nanhai project in 2007. The newly-acquired advertising agency and income from television program production also contributed to the total sales amount. As we completed the acquisition by the end of August 2005 and the investment in television program production was commencing in the second half of the year, we only recorded four months of results from M-Rider and part of the sales proceeds from television program production into our consolidated results for the year 2005. Nevertheless, the revenue from the new acquisition and investment represented approximately 10% of our total revenues. The Board anticipates that these segments of revenues will continue to grow and form an important part of our business in the coming years.

Net Income

We had net income of $4,041,619 or $0.14 per common share for the year ended December 31, 2005, as compared to the net income of $1,945,743 for last fiscal year ended December 31, 2004, an increase of $2,095,876. The increase in net income was primarily due to an increase in subscription revenues from commercial and new television subscribers and a discount received for the purchase of STB from our vendor. Because of our acquisition of M-Rider in August 25, 2005, and investment in television program production, we have a new source of revenue from advertising and sales of television programming.

Minority Interest

Minority interest in the profits and losses of one of our consolidated variable interest represents the minority shareholders’ share of the profits or losses in such variable interest entity. For the year ended December 31, 2005, we recognized and recorded minority share in our profit of $7,899.

Other Income

We had other net income for the year ended December 31, 2005 of $1,988,874 as compared to other net income of $1,802 for last fiscal year ended December 31, 2004. The increase is mainly attributable to the volume discount received from our STBs vendor of $1,794,897.

Earnings before interest, tax, depreciation and amortization (“EBITDA”)

EBITDA for the whole year 2005 was $5,059,031. The increase of $2,387,014 or 89%, from $2,672,017 of last fiscal year ended December 31, 2004 was due primarily to the increase in total revenue, substantial other income from bulk discounts and gross profit margin.

Expenses

Selling, general, administrative and depreciation and amortization expenses for the twelve months ended December 31, 2005 increased by $1,899,137 or 220% to $2,763,568 in comparison with the last fiscal year ended December 31, 2004. The increase was mainly due to the increase in business activities to support increased revenue, appointment of additional personnel for the development of new value-added business and the negotiation of new business in television drama production and the operation of newly acquired subsidiary. Depreciation and amortization increased by $1,027,178 for the year ended December 31, 2005 due to the increase in the total number of STB for the migration of analog television into DTV project in Nanhai. We anticipate that depreciation and amortization expenses will continue to increase until the whole of 400,000 existing television subscribers are digitalized and the STBs are fully depreciated.

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), “Accounting for Income Taxes.” A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carry forwards.

Non-Operating Expense Items

Recorded interest expense is attributable to interest paid on the outstanding shareholder loan balances during the 2005 periods.

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

Recent Sales of Unregistered Securities

During the fourth quarter of 2005, we signed an agreement to issue 800,000 shares to an investor, Manta Finance Limited, for US$1.0 million. The shares were issued in January, 2006. Manta Finance has a consultant agreement with us under which it has agreed to provide us with technical services in connection with the digitalization of cable television. The shares were issued at a price of $1.25 per share, and we believed the issuance to be exempt pursuant to Regulation S under the Securities Act of 1933, as amended.

Trends, Events, and Uncertainties

Demand for our DTV services is stable as cable television service in Nanhai is monopolized by the local television bureau. The increase of DTV subscribers depends on the digitalization schedule. The number of subscribers will increase according to our plan and according to the rate of increase of residences in Nanhai. We are uncertain about the impact of technological changes on our business such as developments in IP TV, satellite and terrestrial broadcasting. However, we are studying the technology and will put more resources in the R&D in order to compete effectively with all technological development.

In advertising sales, we plan to enter into more exclusive television channel arrangements in order to increase our sales volume and try to boost our advertising rate. We expect that revenue will increase as the 2008 for Olympic Games hosted by the PRC in Beijing approach. We, however, have a concern that the cost to obtain exclusive television channel arrangements will escalate since the PRC is opening its advertising market to foreign investors.

Television program production will generate stable revenue for the Company. We believe that the government policy of the PRC to control the production and publication of media content, especially movie and television drama, is the most important factor. However, due to the demand of television programs and the digitalization of television as the primary task for SARFT, we anticipate that more investors will be allowed to enter the market and competition will be increased.

Liquidity and Capital Resources

Years ended December 31, 2005 and December 31, 2004

On December 31, 2005, we had cash of $1,124,912 and a working capital deficit of $446,454. This compares with cash of $160,177 and a working capital deficit of $2,215,939 at December 31, 2004. The increase in cash and decrease in working capital deficit was mainly due to receivable collections from Nanhai Network Company, additional paid in capital for the Company and the reduction of accounts payable to vendors. Operating activities had a net generation of cash in the amount of $3,760,857 for the whole year ended December 31, 2005 reflecting an excess of revenues over expenditure and increased depreciation as mentioned above.

Net cash used in investing activities for the year ended December 31, 2005 was $5,823,507 as compared with net cash used in investing activities of $5,831,289 for the last fiscal year ended December 31, 2004. Cash used for purchase of property and equipment decreased slightly by $49,478 for the year ended December 31, 2005 over the previous fiscal year of 2004 was mainly due to a bulk discount for purchase of STBs received during the year of 2005.

Net cash provided by financing activities for the year ended December 31, 2005 was $3,066,091, representing an increase of $1,961,588 over the previous fiscal year of 2004. The net cash provided by financing activities was mainly due to the issuance of new shares to independent investors.

We had commenced to receive cash inflow from Nanhai Network Company according to the schedule for collecting basic television subscription fees commencing from July of 2005. The Company's investment in STBs and smart cards generated substantial accounts payable at December 31, 2005. In December of 2005, we changed our vendor for supplying of STBs resulting in more favorable price and payment terms. Due to the new acquisition in 2005, additional cash was required. We completed two placements of shares for cash to support our acquisitions in 2005. For further business expansion and pending acquisition, we are now considering other financing method for funding. Such arrangements are in progress.

On a long-term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues, additional infusions of capital and debt financing. We continue to make acquisition to capture the growing opportunities in China. Our current capital and revenues are not sufficient to fund such acquisition and business expansion. We plan to raise capital through financing and additional follow-on stock offering. Funds would also be used to acquire media production firms and operate more exclusive television channels. However, we may not be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, the growth potential will be adversely affected. Additionally, we will have to significantly modify its plans.

Critical Accounting Policies (FR-60)

Revenue recognition is a critical accounting policy of ours since it represents the majority of our entire financial statements taken as a whole. It is also important in light of the Staff Accounting Bulletins published by the Securities and Exchange Commission the past few years.

ITEM 7. Financial Statements

CHINA DIGITAL MEDIA CORPORATION
(PREVIOUSLY HAIRMAX INTERNATIONAL, INC.)
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004

CHINA DIGITAL MEDIA CORPORATION
(PREVIOUSLY HAIRMAX INTERNATIONAL, INC.)
AND SUBSIDIARIES

Jimmy C.H. Cheung & Co Certified Public Accountants (A member of Kreston International)	Registered with the Public Company Accounting Oversight Board

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
China Digital Media Corporation and subsidiaries

We have audited the accompanying consolidated balance sheets of China Digital Media Corporation and subsidiaries, as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits of the financial statements provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Digital Media Corporation and subsidiaries, as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ JIMMY C.H. CHEUNG & CO
Certified Public Accountants

Hong Kong

Date: January 23, 2006

1607 Dominion Centre, 43 Queen’s Road East, Wanchai, Hong Kong Tel: (852) 25295500 Fax: (852) 28651067 Email: jchc@krestoninternational.com.hk Website: http://www.jimmycheungco.com

CHINA DIGITAL MEDIA CORPORATION (PREVIOUSLY HAIRMAX INTERNATIONAL, INC.) AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2005 AND 2004

ASSETS

	2005	2004

CURRENT ASSETS
Cash and cash equivalents	$1,124,912	$160,177
Accounts receivable, net of allowance	4,444,087	311,411
Due from directors	-	26,442
Inventories, net	426,027	619,632
Other receivables and prepaid expenses	750,591	20,722
Total Current Assets	6,745,617	1,138,384

INTANGIBLE ASSETS	392,521	-
INVESTMENTS IN TELEVISION SERIES, NET	771,115	-
PROPERTY AND EQUIPMENT, NET	9,893,836	5,434,938
TOTAL ASSETS	$17,803,089	$6,573,322

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$4,792,339	$2,882,104
Other payables and accrued liabilities	248,675	41,795
Due to a director	41,981	62,464
Due to a related company	218,394	29,690
Value added tax payable	16,330	25,634
Income tax payable	1,874,352	312,636
Total Current Liabilities	7,192,071	3,354,323

COMMITMENTS AND CONTINGENCIES	-	-

MINORITY INTERESTS	28,057	-

STOCKHOLDERS' EQUITY
Series A convertible preferred stock ($0.001 par value, 40,000,000 shares authorized, 1,875,000 shares issued and outstanding as of
December 31, 2005; Nil shares issued and outstanding
as of December 31, 2004)	1,875	-
Series B convertible preferred stock ($0.001 par value, 1,000 shares
authorized, nil share issued and outstanding)	-	-
Common stock ($0.001 par value, 500,000,000 shares authorized,
31,039,676 shares issued and outstanding as of
December 31, 2005; 1,500,000 shares issued and outstanding
as of December 31, 2004)	31,040	1,500
Additional paid-in capital	4,907,679	1,303,678
Deferred compensation	(50,433)	-
Retained earnings
Unappropriated	4,775,163	1,380,409
Appropriated	956,343	309,478
Due to a stockholder	-	223,934
Accumulated other comprehensive loss	(38,706)	-
Total Stockholders' Equity	10,582,961	3,218,999

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	17,803,089	6,573,322

	$17,831,146	$6,573,322

 The accompanying notes are an integral part of these consolidated financial statements

CHINA DIGITAL MEDIA CORPORATION (PREVIOUSLY HAIRMAX INTERNATIONAL, INC.) AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004

NET SALES
Revenue from digitalization of television signals	$5,391,730	$2,595,838
Revenue from software development	66,716	59,087
Revenue from television advertising	1,048,175	-
Income from investment in television series	123,274	-
Government grant	1,232,386	1,209,482
	7,862,281	3,864,407

COST OF SALES	(1,482,300)	(743,399)

GROSS PROFIT	6,379,981	3,121,008

OPERATING EXPENSES
Selling, general and administrative expenses	1,320,950	448,991
Depreciation and amortization	1,442,618	415,440
Total Operating Expenses	2,763,568	864,431

INCOME FROM OPERATIONS	3,616,413	2,256,577

OTHER INCOME (EXPENSES)
Interest income	218,035	1,095
Interest paid to related companies	(9,542)	-
Volume discount earned	1,794,897	-
Other (expenses) income, net	(14,516)	707
Total Other Income	1,988,874	1,802

INCOME FROM OPERATIONS BEFORE TAXES	5,605,287	2,258,379

INCOME TAX EXPENSE	(1,555,769)	(312,636)

Minority interests	(7,899)	-

NET INCOME	$4,041,619	$1,945,743

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	(38,706)	-

COMPREHENSIVE INCOME	$4,002,913	$1,945,743

Net income per share-basic	$0.14	$1.30

Net income per share-diluted	$0.11	$1.30

Weighted average number of shares outstanding during the year-
basic	28,231,555	1,500,000

Weighted average number of shares outstanding during the year-
diluted	37,627,388	1,500,000

The accompanying notes are an integral part of these consolidated financial statements

CHINA DIGITAL MEDIA CORPORATION (PREVIOUSLY HAIRMAX INTERNATIONAL, INC.) AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

		Series A Convertible			Series B Convertible					Additional		Unappropriated	Appropriated		Other
		Preferred Stock			Preferred Stock			Common Stock		paid-in	Deferred	retained	retained	Due to	Cmprehensive
	Shares		Amount	Shares		Amount	Shares		Amount	capital	Compensation	earnings	earnings	stockholder	loss	Total

Balance at January 1, 2003	-		$-	-		$-	1,500,000		$1,500	$199,175	-	$(255,856)	$-	$-	$-	$(55,181)

Capital contribution from stockholder	-		-	-		-	-		-	1,104,503	-	-	-	-	-	1,104,503

Note payable to a stockholder	-		-	-		-	-		-	-	-	-	-	223,934	-	223,934

Net income for the year	-		-	-		-	-		-	-	-	1,945,743	-	-	-	1,945,743

Transfer to statutory and staff
welfare reserves	-		-			-	-		-	-	-	(309,478)	309,478	-	-	-
Balance at December 31, 2004	-		-	-		-	1,500,000		1,500	1,303,678	-	1,380,409	309,478	223,934	-	3,218,999

Stock issued in recapitalization	1,975,000		1,975	-		-	1,993,363		1,993	6,905,364	-	(6,909,332)	-	-	-	-

Recapitalization	-		-	-		-	-		-	(6,909,332)	-	6,909,332	-	-	-	-

Shares issue for convertible	(100,000)		(100)	-		-	20,000,000		20,000	(19,900)	-	-	-	-	-	-
perferred stock

shares issue for promissory notes	-		-	-		-	6,586,500		6,587	2,283,438	-	-	-	-	-	2,290,025

shares issue for reverse split	-		-	-		-	113		-	-	-	-	-	-	-	-

shares issue for services	-		-	-		-	7,500		8	32,242	-	-	-	-	-	32,250

shares issue for acquisitions	-		-	-		-	29,158		29	62,112	-	-	-	-	-	62,141

shares issue for acquisitions	-		-	-		-	83,042		83	182,917	-	-	-	-	-	183,000

shares issue for services	-		-	-		-	40,000		40	67,960	(50,433)	-	-	-	-	17,567

shares issue for placement	-		-	-		-	800,000		800	999,200	-	-	-	-	-	1,000,000

Net income for the year	-		-	-		-	-		-	-	-	4,041,619	-	-	-	4,041,619

Repayment from stockholders	-		-	-		-	-		-	-	-	-	-	(223,934)	-	(223,934)

Other comprehensive loss	-		-	-		-	-		-	-	-	-	-	-	(38,706)	(38,706)

Transfer to statutory and staff
welfare reserves	-		-	-		-			-	-	-	(646,865)	646,865	-	-	-
Balance at December 31, 2005
	1,875,000		$1,875	-		$-	31,039,676		$31,040	$4,907,679	(50,433)	$4,775,163	$956,343	$-	$(38,706)	$10,582,961

The accompanying notes are an integral part of these consolidated financial statements

CHINA DIGITAL MEDIA CORPORATION (PREVIOUSLY HAIRMAX INTERNATIONAL, INC.) AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 (CONTINUED)

		Series A Convertible			Series B Convertible					Additional		Unappropriated	Appropriated		Other
		Preferred Stock			Preferred Stock			Common Stock		paid-in	Deferred	retained	retained	Due to	Cmprehensive
	Shares		Amount	Shares		Amount	Shares		Amount	capital	Compensation	earnings	earnings	stockholder	loss	Total

Balance at January 1, 2003	-		$-	-		$-	1,500,000		$1,500	$199,175	-	$(255,856)	$-	$-	$-	$(55,181)

Capital contribution from	-		-	-		-	-		-	1,104,503	-	-	-	-	-	1,104,503
stockholder
Note payable to a stockholder	-		-	-		-	-		-	-	-	-	-	223,934	-	223,934

Net income for the year	-		-	-		-	-		-	-	-	1,945,743	-	-	-	1,945,743

Transfer to statutory and staff
welfare reserves	-		-			-	-		-	-	-	(309,478)	309,478	-	-	-
Balance at December 31, 2004	-		-	-		-	1,500,000		1,500	1,303,678	-	1,380,409	309,478	223,934	-	3,218,999

Stock issued in recapitalization	1,975,000		1,975	-		-	1,993,363		1,993	6,905,364	-	(6,909,332)	-	-	-	-

Recapitalization	-		-	-		-	-		-	(6,909,332)	-	6,909,332	-	-	-	-

Shares issue for convertible	(100,000)		(100)	-		-	20,000,000		20,000	(19,900)	-	-	-	-	-	-
perferred stock

shares issue for promissory notes	-		-	-		-	6,586,500		6,587	2,283,438	-	-	-	-	-	2,290,025

shares issue for reverse split	-		-	-		-	113		-	-	-	-	-	-	-	-

shares issue for services	-		-	-		-	7,500		8	32,242	-	-	-	-	-	32,250

shares issue for acquisitions	-		-	-		-	29,158		29	62,112	-	-	-	-	-	62,141

shares issue for acquisitions	-		-	-		-	83,042		83	182,917	-	-	-	-	-	183,000

shares issue for services	-		-	-		-	40,000		40	67,960	(50,433)	-	-	-	-	17,567

shares issue for placement	-		-	-		-	800,000		800	999,200	-	-	-	-	-	1,000,000

Net income for the year	-		-	-		-	-		-	-	-	4,041,619	-	-	-	4,041,619

Repayment from stockholders	-		-	-		-	-		-	-	-	-	-	(223,934)	-	(223,934)

Other comprehensive loss	-		-	-		-	-		-	-	-	-	-	-	(38,706)	(38,706)

Transfer to statutory and staff
welfare reserves	-		-	-		-			-	-	-	(646,865)	646,865	-	-	-
Balance at December 31, 2005
	1,875,000		$1,875	-		$-	31,039,676		$31,040	$4,907,679	(50,433)	$4,775,163	$956,343	$-	$(38,706)	$10,582,961

The accompanying notes are an integral part of these consolidated financial statements

CHINA DIGITAL MEDIA CORPORATION (PREVIOUSLY HAIRMAX INTERNATIONAL, INC.) AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,041,619	$1,945,743
Adjusted to reconcile net income to cash provided
by operating activities:
Amortization - cost of sales	83,668
Depreciation	1,442,618	415,440
Stock issued for services	49,817	-
Minority interests	7,899	-
Changes in operating assets and liabilities
Increase in accounts receivable, net of allowance	(4,003,333)	(311,411)
Increase in other receivable and prepaid expenses	(481,972)	(10,151)
Decrease/(increase) in inventories, net	193,605	(619,632)
Decrease in due from directors	26,442	204,068
Decrease in due to a director	(20,483)	-
Increase in due to related parties	188,704	-
Increase in accounts payable	465,157	2,882,104
Increase in other payables and accrued liabilities	214,704	41,795
(Decrease)/increase in value added tax payable	(315,993)	24,297
Increase in income tax payables	1,868,405	312,636
Net cash provided by operating activities	3,760,857	4,884,889

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash inflow from consolidation of VIE (Note 3)	5,618	-
Net cash inflow from business combination (Note 2)	77,791	-
Investments in television series	(125,105)	-
Purchase of property and equipment	(5,781,811)	(5,831,289)
Net cash used in investing activities	(5,823,507)	(5,831,289)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock issuance in private placement	1,000,000	-
Repayments from promissory notes	2,290,025	-
Repayments to stockholder	(223,934)	1,104,503
Net cash provided by financing activities	3,066,091	1,104,503

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,003,441	158,103

EFFECT OF EXCHANGE RATE ON CASH	(38,706)	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	160,177	2,074

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,124,912	$160,177

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	$9,542	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
During 2005, the Company issued 1,500,000 shares of common stock for 100% of the common stock of China Digimedia Holdings Limited.
During 2005, the Company issued 7,500 shares of common stock for consultancy services.
During 2005, the Company issued 29,158 shares of common stock as a part of consideration of 100% of the common stock of Guangdong M-Rider Media Company Limited.
During 2005, the Company issued 83,042 shares of common stock for 90% of management control of GuangDong HuaGuang Culture Development Limited.
During 2005, the Company issued 40,000 shares of common stock for consultancy services.

The accompanying notes are an integral part of these consolidated financial statements

CHINA DIGITAL MEDIA CORPORATION
(PREVIOUSLY HAIRMAX INTERNATIONAL, INC.)
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A)   Organization

China Digital Media Corporation (“CDMC”) (previously HairMax International, Inc.) was incorporated in the State of Nevada on August 13, 1987.

China Digimedia Holdings Limited (“CDHL”) (previously Arcotect Digital Technology Limited) was incorporated in Hong Kong on January 5, 2000 as an investment holding company. Through its wholly owned subsidiary, Arcotect (Guangzhou) Ltd. (“ AGL”) incorporated in the People’s Republic of China (“PRC”) as a wholly owned foreign limited liability company on September 24, 2001. AGL is engaged in software development, digital television subscriber and application platform development (“software development”). Through its Nanhai Branch (“AGL Nanhai Branch”) established in July 8, 2004, AGL is also engaged in the business of converting television signals from analogue into digital format (“digitalization of television signals”), using digital television set-top-box (STB) and smart cards.

On December 28, 2004, CDMC entered into a Plan of Exchange (“the Agreement”) with CDHL pursuant to which:

(i) the Stockholders of CDHL purchased 2,850,000 shares of the Company’s Series A Convertible Preferred Stock from the majority Stockholders of the Company in return for the payment of $400,000 in cash.

(ii) the Stockholders of CDHL has agreed to transfer all of CDHL’s common stock to the Company for the issue of 20,000,000 shares of restricted common stock of the Company.

The Agreement was consummated on March 31, 2005 whereupon 1,500,000 shares of restricted common stock were issued by the Company to the Stockholders of CDHL in lieu of the 20,000,000 shares of restricted common stock contemplated by the Agreement. The reduction was consented by the Stockholders of CDHL in light of the significant increase in the price of the shares of common stock of the Company since the execution of the Agreement.

Additionally, it was subsequently discovered that 875,000 shares of the Company’s Series A Convertible Preferred Stock were previously converted before the execution of the Agreement. The Stockholders of CDHL accepted the remaining 1,975,000 shares of the Company’s Series A Convertible Preferred Stock and 1,750,000 shares of common stock converted from the 875,000 shares of the Company’s Series A Convertible Preferred Stock in lieu of the 2,875,000 shares of the Company’s Series A Convertible Preferred Stock in return for the payment of $400,000 in cash.

On Completion of the Agreement in March 2005, the merger of CDMC and CDHL was treated for accounting purposes as a capital transaction and recapitalization by CDHL (“the accounting acquirer”) and re-organization by CDMC (“the accounting acquiree”). The financial statements have been prepared as if the reorganization had occurred retroactively.

Accordingly, the financial statements include the following:

(1)	The balance sheet consists of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost.

(2)	The statement of operations includes the operations of the acquirer for the periods presented and the operations of the acquiree from the date of the merger.

The Company changed its name to China Digital Media Corporation in March 2006.

CHINA DIGITAL MEDIA CORPORATION
(PREVIOUSLY HAIRMAX INTERNATIONAL, INC.)
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

(A)    Organization (Continued)

On June 15, 2005, CDHL entered into a Strategic Alliance Agreement with shareholders of Guangdong HuaGuang Digimedia Culture Development Limited (“HuaGuang”) whereby CDHL will hold a 90% variable interest in HuaGuang for the issue of 83,042 shares of CDMC.

On August 25, 2005, CDHL acquired a 100% interest in M-Rider, a limited liability company in the PRC, from the shareholders of M-Rider for US$132,927 in cash and 29,158 shares of CDMC.

On October 17, 2005, CDHL established a wholly-owned subsidiary, Digimedia Services (Shenzhen) Limited (“Digimedia Shenzhen”) in the PRC with a registered capital of $100,000. The subsidiary has no operations since its incorporation.

CDMC, CDHL, AGL, HuaGuang, M-Rider and Digimedia Shenzhen are hereinafter referred to as (“the Company”).

(B)	Use of estimates

               The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(C)	Principles of consolidation

The accompanying 2005 consolidated financial statements include the financial statements of CDMC and its 100% owned subsidiaries CDHL, AGL and its Nanhai Branch, M-Rider and Digimedia Shenzhen and its 90% variable interest entity in HuaGuang.

The accompanying 2004 consolidated financial statements include the accounts of CDHL, AGL and its Nanhai Branch.

All significant inter-company transactions and balances have been eliminated in consolidation.

(D)	Consolidation of variable interest entity

In accordance with Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”), variable interest entities (VIEs) are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

In connection with the adoption of FIN 46R, the Company concluded that HuaGuang is a VIE and that the company is the primary beneficiary. Under FIN 46R transition rules, the financial statements of HuaGuang are then consolidated into the Company’s consolidated financial statements.

(E)	Cash and cash equivalents

For purpose of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with a bank with a maturity of less than 3 months.

CHINA DIGITAL MEDIA CORPORATION
(PREVIOUSLY HAIRMAX INTERNATIONAL, INC.)
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

(F)	Accounts receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on managements’ assessment of the credit history with the customer and current relationships with them.

As of December 31, 2005 and 2004, the Company considers all its accounts receivable to be collectible and no provision for doubtful accounts has been made in the financial statements.

(G)	Inventories

Inventories are stated at lower of cost or market value, cost being determined on a first in first out method. The Company provided inventory allowances based on excess and obsolete inventories determined principally by customer demand. Inventory consists of finished goods purchased directly from manufacturers.

(H)	Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation is provided on a straight-line basis, less estimated residual value over the assets’ estimated useful lives. The estimated useful lives are as follows:

STB and smart cards              5 Years
Motor vehicles                               10 Years
Furniture, fixtures and equipment      5 Years

(I)	Investments in television series

Investments in television series represent the unamortized costs of acquired television series production and participation costs. The investments are stated at the lower of cost less accumulated amortization or fair values. The investments are amortized, using the individual television series forecast method, in the proportion that current revenue bears to management’s estimate of ultimate revenue expected to be recognized from the exploitation and exhibition of the television series. The ultimate revenue which includes estimates over a period not to exceed 10 years following the date of initial release are prepared on a title-by-title basis and reviewed periodically based on current market conditions. Estimate of future revenue involve measurement uncertainty and it is therefore possible that reduction in the carrying value of investments in television series may be required as a consequence of changes in management’s future revenue estimates.

(J)	Long-lived assets

The Company accounts for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 142 and 144”). In accordance with SFAS No. 142 and 144, long-lived assets held and used by the Company are reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The Company believes that no impairment of property and equipment and other investments exist at December 31, 2005.

CHINA DIGITAL MEDIA CORPORATION
(PREVIOUSLY HAIRMAX INTERNATIONAL, INC.)
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

(K)	Fair value of financial instruments

Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. Fair value of financial instruments is made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values.

The carrying value of cash and cash equivalents, accounts receivable (trade and others), accounts payable (trade and related party) and accrued liabilities approximate their fair value because of the short-term nature of these instruments. The Company places its cash and cash equivalents with what it believes to be high credit quality financial institutions. The Company has a diversified customer base, most of which are in the PRC. The Company controls credit risk related to accounts receivable through credit approvals, credit limit and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

The Company’s major operation is in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the United States dollars (“US$”) and the Chinese Renminbi (“RMB”). On July 21, 2005, PRC let the RMB to fluctuate ending its decade-old valuation peg to the US$. The new RMB rate reflects an approximately 2% increase in value against the US$. Historically, the PRC government has benchmarked the RMB exchange ratio against the US$, thereby mitigating the associated foreign currency exchange rate fluctuation risk. The Company does not believe that its foreign currency exchange rate fluctuation risk is significant, especially if the PRC government continues to benchmark the RMB against the US$.

(L)	Revenue recognition

      Software development

The Company provides various information technology professional services to its customers based on a negotiated fixed-price time and materials contract. The Company recognizes services-based revenue from all of its contracts when the services have been performed, the customers have approved the completion of the services and invoices have been issued and collectibility is reasonably assured.

Digitalization of television signals

The Company entered into an agreement with Nanhai Network Company to assist its subscriber on the conversion of television signal from analog into digital by providing STB and smart cards to the subscribers in Nanhai City on a lease basis. The Company is entitled to a portion of fees payable by the existing subscribers under a subscription agreement between the subscribers and the Nanhai Network Company. Revenue is recognized on a straight line basis in accordance with the terms of the subscription agreement. The Company also charges installation fees and sells STB and smart cards to new subscribers. Revenue arising from these services is recognized when the subscriber is invoiced for the STB and smart cards upon the completion of installation works.

Government grant

The local government of Nanhai City also approved a grant of Rmb10,000,000 each year for five years to finance the purchase of STB and smart cards for sale and lease to subscribers. The grant is recognized as revenue on receipt from the local government.

As of December 31, 2005 and 2004, the Company received $1,232,386 and 1,209,482 of government grant respectively.

CHINA DIGITAL MEDIA CORPORATION
(PREVIOUSLY HAIRMAX INTERNATIONAL, INC.)
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

(M)	Revenue recognition (Continued)

Advertising sales

The Company acts as an advertising agent for certain television channels by selling advertising air time spaces and television program backdrops to customers. The Company's advertising services revenue is derived from billings that are earned when the advertisements are placed and revenue is recognized as the media placements appear. During 2005, the Company purchase blocks of advertising and was the primary obligor and carried all of the credit risk for the advertisement placements and accordingly, recorded the full amount of such billings from the advertisement placements as revenue. Deferred revenues are recognized as a liability when billings are received in advance of the date before revenues are earned.

Television series

The Company invested in the production of two television series. Revenue from investments in television series is recognized upon receipt from the production company.

Volume Discounts

Income from volume discounts are recognized upon receipt from the vendors.

(N)	Advertising costs

Advertising costs for the years ended December 31, 2005 and 2004 were $718,799 and $Nil respectively, are expensed as incurred and included in cost of sales in the statements of operations.

(O)	Income taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

(P)	Foreign currency transactions

CDMC, CDHL, AGL, M-Rider, HuaGuang and Shenzhen DigiMedia maintain their accounting records in their functional currencies of US$, Hong Kong Dollars (“HK$”), RMB, RMB, RMB and RMB respectively.

Foreign currency transactions during the year are translated to the functional currency at the approximate rates of exchange on the dates of transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the approximate rates of exchange at that date. No-monetary assets and liabilities are translated at the rates of exchange prevailing at the time the asset or liability was acquired. Exchange gains or losses are recorded in the statement of operations.

CHINA DIGITAL MEDIA CORPORATION
(PREVIOUSLY HAIRMAX INTERNATIONAL, INC.)
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

(Q)	Foreign currency translation

The financial statements of the subsidiaries (whose functional currency is HK$ or RMB) are translated into US$ using the closing rate method. The balance sheet items are translated into US$ using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year. All exchange differences are recorded within equity. Translation loss for the years ended December 31, 2005 and 2004 were $38,706 and $Nil respectively

(R)	Comprehensive income (loss)

The foreign currency translation gain or loss resulting from translation of the financial statements expressed in HK$ and RMB to US$ is reported as other comprehensive income (loss) in the statements of operations and stockholders’ equity. Comprehensive loss for the years ended December 31, 2005 and 2004 were $38,706 and $Nil respectively.

(S)	Income per share

Basic income per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

(T)	Segments

The Company operates in five reportable segments, digitalization of television signals, software development, television advertising, investment holding and other.

(U)	Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4”, SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67”, SFAS No. 153, “Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29”, SFAS No. 123 (revised 2004), “Share-Based Payment” and SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3 were recently issued. SFAS No. 151, 152, 153, 123 (revised 2004) and 154 have no current applicability to the Company and have no effect on the financial statements.

CHINA DIGITAL MEDIA CORPORATION
(PREVIOUSLY HAIRMAX INTERNATIONAL, INC.)
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004

2.      BUSINESS COMBINATION

On July 12, 2005, pursuant to a Share Transfer Agreement (“ST Agreement”), CDHL acquired all of the issued and outstanding capital of M-Rider, a PRC company engaged in the design, production and distribution of advertisements through television channels. Under the terms of the ST Agreement, CDHL purchased all of the issued and outstanding capital of M-Rider for a total consideration of $1,047,559; $132,927 payable in cash and $914,632 payable by the issue of shares of the Company’s common stock. The ST Agreement became effective on August 25, 2005 when approval from the PRC Government of the acquisition was obtained. On the effective date, CDHL paid the cash consideration of $132,927 and the issue of 29,158 shares of the Company’s restricted common stock having a value of $62,141 to the stockholders of M-Rider, such value of shares were based on the average closing price of the Company’s common stock for the ten trading days preceding the effective date. The balance of $852,491 in value of the Company’s shares of common stock is payable one year from the effective date on the condition that the net operating cash flow of M-Rider on that day is not less than $1,129,512. If the net operating cash flow is less than this amount, the number of shares to be issued will be reduced proportionately.

The preliminary allocation of the net assets acquired is as follows:

Cash and cash equivalents	$210,718
Accounts receivable	129,343
Other receivables and prepaid expenses	197,877

Total Current Assets	537,938

Property and equipment, net	56,137
Total Assets	594,075
Less: Accounts payable and accrued liabilities	(791,528)

Net liabilities acquired	(197,453)

Consideration for acquisition	195,068

Goodwill	$392,521

Analysis of the net inflow of cash and cash equivalents in respect of the business combination is as follows:

Cash consideration paid	$132,927
Less: cash and cash equivalents acquired	(210,718)

Net cash inflow	$(77,791)

The acquisition of M-Rider was accounted for as a purchase under SFAS No. 141, Business Combinations. Accordingly, the operating results of M-Rider have been included in the consolidated statements of operation and comprehensive income after the effective acquisition date of August 31, 2005.

The following table reflects the unaudited pro forma combined results of operations for the year ended December 31, 2005 and 2004, assuming the acquisition had occurred at the beginning of 2004.

	2005	2004

Revenues	$8,491,075	$3,864,407

Net income	$3,234,647	$1,945,743

Net income per share
- basic	$0.11	$1.30
- diluted	$0.09	$1.30

In accordance with SFAS No. 142 “Goodwill and other intangible assets”, goodwill is not amortized but is tested for impairment. The Company performed an assessment on goodwill arising from M-Rider acquisition and concluded there was no impairment as to the carrying value of the goodwill in 2005.

CHINA DIGITAL MEDIA CORPORATION
(PREVIOUSLY HAIRMAX INTERNATIONAL, INC.)
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004

3.      CONSOLIDATION OF VARIABLE INTEREST ENTITY

On June 15, 2005 CDMC entered into a Strategic Alliance Agreement (“the SA Agreement”) with HuaGuang in which CDMC becomes the exclusive service provider to HuaGuang’s business development and operations for ten years. HuaGuang is engaged in the businesses of creating television programs for sale and the selling of commercial advertising to customers in the PRC.

On October 14, 2005, the Company issued 83,042 shares of the Company’s restricted common stock having a value of $183,000 to shareholders of HuaGuang. The value is based on the average closing price for the ten trading days preceding the date of issue. In addition, CDMC is required to provide financial support and/or guarantees to HuaGuang for an amount not exceeding US$1.2 million during the term of the SA Agreement in return for 90% of the gross profit or bear 90% of the gross loss of HuaGuang.

With effect from September 2005, CDMC consolidated the financial statement of HuaGuang, a VIE under the requirements of FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46”).

The net inflow of cash and cash equivalents in respect of the consolidation of the VIE amounted to $5,618.

4.      ACCOUNTS RECEIVABLE

   Accounts receivable at December 31, 2005 and 2004 consisted of the following:

	2005	2004

Accounts receivable	$4,444,087	$311,411
Less: allowance for doubtful accounts	-	-
Accounts receivable, net	$4,444,087	$311,411

   As of December 31, 2005 and 2004, the Company considered all accounts receivable collectable and has not recorded a provision for doubtful accounts.

5.     INVENTORIES

  Inventories at December 31, 2005 and 2004 consisted of the following:

	2005	2004

Finished goods	$426,027	$619,632
Less: provision of obsolescence	-	-
	$426,027	$619,632

   For both of the years ended December 31, 2005 and 2004, the Company has not recorded a provision for obsolete inventories.

6.      OTHER RECEIVABLES AND PREPAID EXPENSES

   Other receivables and prepaid expenses at December 31, 2005 and 2004 consisted of the following:

	2005	2004

Deposit paid for the sole advertising agency	631,319	-
Advances to staff	17,851	-
Prepayments	85,743	20,722
Trade deposits	7,280	-
Utility deposits	8,398	-
	$750,591	$20,722

CHINA DIGITAL MEDIA CORPORATION
(PREVIOUSLY HAIRMAX INTERNATIONAL, INC.)
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004

7.   INVESTMENTS IN TELEVISION SERIES, NET

Investments in television series related to investments in the production of two television series through HuaGuang, a 90% held VIE:-

	2005	2004

Television paticipation costs	854,783	-
Less: accumulated amortization	83,668	-

Television paticipation costs, net	$771,115	$-

a)
HuaGuang a VIE entered into two investment contracts to participate in the production of two television series. The Company’s participation is 20% and 34% of the total production costs. The Company does not have the ability to exercise significant influence and the investments are accounted for under the cost method of accounting.

b)	As at December 31, 2005 and 2004, the Company had accrued participation costs of $577,065 and $Nil respectively that it expects to pay in the year ending December 31, 2006.

c)	Amortization expenses for the year ended December 31, 2005 and 2004 were $83,668 and $Nil respectively.

d)
During the year ended December 31, 2005, the Company reviewed future revenue projections supporting the carrying value of its investments in television series in accordance with its accounting policy described in note 1 (i). No write-down of the carrying values is required.

8.    PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment at December 31:

	2005	2004

STB and smart cards leased to subscribers	$11,498,100	$5,626,289
Motor vehicles	71,955	39,823
Furniture and office equipment	202,391	196,994
	11,772,446	5,863,106
Less: accumulated depreciation	1,878,610	428,168
Property and equipment, net	$9,893,836	$5,434,938

Depreciation expenses for the years ended December 31, 2005 and 2004 were $1,442,618 and $415,440 respectively.

9.   OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities at December 31, 2005 and 2004 consist of the following:

	2005	2004

Advances to staff	$87,546	$903
Deposits received from customers	74,302	-
Accrued liabilities	86,827	40,892
	$248,675	$41,795

CHINA DIGITAL MEDIA CORPORATION
(PREVIOUSLY HAIRMAX INTERNATIONAL, INC.)
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004

10.      INCOME TAX

a	CDMC was incorporated in the United States and has incurred net operating loss as for income tax purposes for 2005 and 2004.

CDHL was incorporated in Hong Kong and is subject to Hong Kong profits tax. No provision for Hong Kong profits tax has been made since CDHL incurred a loss during 2005 and 2004.

AGL, M-Rider, HuaGuang and Shenzhen DigiMedia were incorporated in the PRC and are subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate has been 33% and no tax benefit is expected from the tax credits in the future. The income tax expenses for 2005 and 2004 are summarized as follows:

PRC Income Tax	2005	2004

Current	$102,141	$-
Deferred	1,453,618	312,636
	$1,555,759	$312,636

Deferred tax liabilities result from temporary differences relating to revenue earned but not yet taxable.

b
The Company’s deferred tax asset at December 31, 2005 and 2004 consists of net operating losses carry forwards calculated using statutory effective tax rates. Due to its history of losses for CDMC and CDHL, the Company believes that sufficient objective, positive evidence currently exists to conclude that recoverability of its net deferred tax assets is unlikely than not. Consequently, the Company has provided a valuation allowance covering 100% of its net deferred tax assets.

As at December 31, 2005, CDMC had loss carryforwards of approximately $132,131 for U.S. income tax purposes available for offset against future taxable U.S. income expiring in 2025.

As at December 31, 2005, CDHL has Hong Kong tax loss carryforwards of approximately $193,000. Currently, the Hong Kong tax losses can be carried forward indefinitely.

c	The reconciliation of income taxes computed at the statutory income tax rates to total income taxes for the years ended December 31, 2005 and 2004 is as follows:

	2005	2004
CDMC
Income tax computed at the federal statutory rate	34%	34%
State income taxes, net of federal tax benefit	5%	5%
Valuation allowance	(39%)	(39%)
CDHL
Income tax computed at applicable tax rate	17.5%	17.5%
Valuation allowance	(17.5%)	(17.5%)
Total deferred tax asset	0%	0%

CHINA DIGITAL MEDIA CORPORATION
(PREVIOUSLY HAIRMAX INTERNATIONAL, INC.)
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004

11. NET INCOME PER SHARE

The following is information of net income per share at December 31:

	2005	2004

Net income	$4,041,619	$1,945,743

Basic weighted-average common stock outstanding	28,231,555	1,500,000
Effect of dilutive securities
Series A convertible perferred stock	9,395,833	-
Diluted weighted-average common stock outstanding	37,627,388	1,500,000

Net income per share - basic	0.14	1.30

Net income per share - diluted	0.11	1.30

CHINA DIGITAL MEDIA CORPORATION
(PREVIOUSLY HAIRMAX INTERNATIONAL, INC.)
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004

12. SEGMENTS

The Company operates in five reportable segments; digitalization of television signals, software development, television advertising, investment holding and other. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from operations. All inter-company transactions between segments have been eliminated. As a result, the components of operating income for one segment may not be comparable to another segment. The following is a summary of the Company’s segment information for the years ended December 31, 2005 and 2004:

	Digitalization
	of television	Software	Television	Investment
	signals	development	advertising	holding	Other	Total
2005
Revenues	$6,624,116	$66,716	$1,048,175	$123,274	$-	$7,862,281
Gross profit	5,944,653	66,346	329,376	39,606	-	6,379,981
Total assets	14,869,366	268,576	1,573,084	908,211	183,852	17,803,089
Capital expenditure	5,878,105	5,424	6,476	201,233	11,511	6,102,749
Depreciation and amortization	1,413,862	11,694	3,914	6,853	6,295	1,442,618

2004
Revenues	$3,805,320	$59,087	$-	$-	$-	$3,864,407
Gross profit	3,075,852	45,156	-	-	-	3,121,008
Total assets	6,457,276	100,379	-	-	15,667	6,573,322
Capital expenditure	5,785,686	27,697	-	-	17,906	5,831,289
Depreciation and amortization	401,467	9,496	-	-	4,477	415,440

CHINA DIGITAL MEDIA CORPORATION
(PREVIOUSLY HAIRMAX INTERNATIONAL, INC.)
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004

13. STOCKHOLDERS’ EQUITY

(A) Stock issuances

(1)	Stock issued for convertible preferred stock

On January 18, 2005, the Company issued 20,000,000 shares of restricted common stock to a director and stockholder for conversion of 100,000 shares of the Company’s Series A Convertible Preferred Stock.

(2)	Stock issued for reverse merger

On May 5, 2005, the Company issued 1,500,000 shares of restricted common stock to a director and Stockholder in exchange for all of the shares of CDHL pursuant to the Plan of Exchange.

(3)	Stock issued for reverse split

During 2005, the Company issued 113 shares of common stock to certain Stockholders due to the rounding up of common shares on account of the 1:100 reverse stock splits that became effective on January 10, 2005.

(4)	Stock split

On January 10, 2005, the Company effected a 1:100 reverse stock split.  All share and per share amounts have been retroactively restated to reflect the stock split.

(5)	Stock issued for promissory notes

On February 7, 2005, the Company issued 6,586,500 shares of restricted common shares to six creditors for an aggregate consideration of $2,290,025 in debt principal in the form of 9% ninety-day promissory notes. On May 1, 2005, the company extended these notes for an additional two months in return for an increase of three percentage points in the annual percentage interest rate under the notes. The notes were further extended on July 1, 2005 for an additional three months. As of December 31, 2005, all principal plus interest due on these notes had been fully paid.

(6)	Stock issued for services

On June 28, 2005, the Company issued 7,500 shares of its restricted common stock to a consultant for services retained. The shares were valued at the market on the date of issuance, or $4.30 per share, yielding an aggregate fair value of $32,250. This expense is included in our accompanying financial statements.

On November 5, 2005, the Company issued 40,000 shares of restricted common stock to CEOCast Inc. for services retained. The shares were valued at the market on the date of issuance, or $1.70 per share, yielding an aggregate fair value of $68,000. The fair value will be amortized over twelve months, the life of the agreement. The Company recognized expense of $17,567 and recorded deferred stock compensation of $50,433 as of December 31, 2005.

(7)	Stock issued for acquisitions

On October 14, 2005, the company issued 29,158 shares of restricted common stock with a fair value of $62,141 to acquire all of the issued and outstanding registered capital of Guangdong M-Rider Media Company Limited.

On October 14, 2005, the company issued 83,042 shares of restricted common stock with a fair value of $183,000 for a 90% VIE of HuaGuang under a Strategic Alliance Agreement.

(8)	Stock issued for placement

On December 29, 2005, the company received $1,000,000 from a corporation investor for an issue of 800,000 shares of restricted common stock at $1.25 by a private placement.

CHINA DIGITAL MEDIA CORPORATION
(PREVIOUSLY HAIRMAX INTERNATIONAL, INC.)
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004

13. STOCKHOLDERS’ EQUITY (CONTINUED)

(B) Change in conversion ratio of the Series A Convertible Preferred Stock

On October 13, 2005, the Company filed a Certificate of Amendment to the Certificate of Designation of our Series A Convertible Preferred Stock with the Secretary of State of Nevada, which amendment decreases the Conversion Ratio of the Series A Convertible Preferred Stock from two hundred (200) shares of fully paid and nonassessable shares of Common Stock for each share of Series A Convertible Preferred Stock to five (5) shares of fully paid and nonassessable shares of Common Stock for each share of Series A Convertible Preferred Stock. The new Conversion Ratio is set forth in Section 3(a) of the Certificate of Designation.

      (C) Appropriated retained earnings

The Company’s PRC subsidiaries are required to make appropriations to reserves funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the statutory public welfare fund are at 5% to 10% of the after tax net income determined in accordance with the PRC GAAP. The statutory public welfare fund is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors.

During 2005 and 2004, the Company appropriated $646,865 and $309,478, respectively to the reserves funds based on its net income under PRC GAAP.

(D)	Contributed capital

During 2005 and 2004, CDHL contributed restricted capital of $2,885,804 and $1,104,503 respectively to AGL.

14. RELATED PARTY TRANSACTIONS

In 2004, the Company loaned $26,442 to directors of AGL as a short-term unsecured loan free of interest payment. This loan was repaid in 2005.

In 2005 and 2004, the Company owed a director $41,981 and $62,464 respectively for short-term advances. Interest is charged at 6% per annum on the amount owed.

During the year ended December 31, 2005 and 2004, the Company received service revenue of $54,562 and $70,416 respectively from a related company. The Company owed to the related company $218,394 and $29,690 in 2005 and 2004 respectively, as short-term unsecured advances. Interest is charged at 6% per annum on the outstanding balances.

In 2005, the Company issued 20,000,000 shares of restricted common stock to a director and stockholder for conversion of 100,000 shares of the Company’s Series A Convertible Preferred Stock.

In 2005, the Company issued 1,500,000 shares of restricted common stock to a director and stockholder in exchange for all of the shares of CDHL pursuant to the Plan of Exchange. See note 1 (A).

In 2005, the Company entered a Strategic Alliance Agreement with a director and stockholders.

CHINA DIGITAL MEDIA CORPORATION
(PREVIOUSLY HAIRMAX INTERNATIONAL, INC.)
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004

15. COMMITMENTS

(A)	Employee benefits

The full time employees of the Company in China are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provision and contributions made for such employee benefits was $18,018 and $1,795 for the years ended December 31, 2005 and 2004, respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

The Company also operates a Mandatory Provident Fund plan (“the plan”) which is available to all employees in Hong Kong. Both the Company and the employees are required to contribute 5% (subject to an aggregate amount of $256) per month of the employees’ relevant income. Contributions from the Company are 100% vested in the employees as soon as they are paid to the plan. Contributions to the plan are expensed as they become payable in accordance with the rules of the plan and amounted to $2,448 and $1,795 for the years ended December 31, 2005 and 2004 respectively. The assets of the plan are held separately from those of the Company and are managed by independent professional fund managers.

(B)	Operating leases commitments

The Company leases office spaces from third parties under three operating leases which expire on December 31, 2007, August 6, 2006 and August 31, 2006 at monthly rental of $4,535, 1,954 and 555. The Company also leases spaces for staff quarters from third parties under four operating leases which expire from February 23, 2006 to October 16, 2006 with total monthly rental of $579. Accordingly, for the years ended December 31, 2005 and 2004, the Company recognized rental expense for these spaces in the amount of $46,713 and $24,020, respectively.

As of December 31, 2005, the Company has outstanding commitments with respect to the above non-cancelable operating leases, which are due as follows:

2006	$75,685
2007	54,420
$130,105

(C)	Capital commitments

According to the amended Articles of Association of AGL, the Company has to fulfill registered capital contributions of $5 million within two years from July 16, 2004. As of December 31, 2005, the Company has fulfilled $4,189,090 of the registered capital requirement and has registered capital commitments of $810,910.

(D)	Contingent consideration

As stated in note 2, the Company acquired all of the issued and outstanding capital of M-Rider for a total consideration of $1,047,559 of which $132,927 was payable in cash and $914,632 payable by the issue of shares of the Company’s common stock. On the effective date of August 25, 2005, CDHL paid the cash consideration of $132,927 and 29,158 shares of the Company’s common stock having a value of $62,141 were issued to the stockholders of M-Rider. At December 31, 2005, the Company is contingently liable to issue shares of common stock to the value of $852,491 one year from the effective date, adjusted proportionately for the achievement by M-Rider by that date that their net operating cash flow is not less than $1,129,512.

CHINA DIGITAL MEDIA CORPORATION
(PREVIOUSLY HAIRMAX INTERNATIONAL, INC.)
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004

16.    CONTINGENCIES

The Company accounts for loss contingencies in accordance with SFAS 5 “Accounting for Loss Contingencies”, and other related guidance. Set forth below is a description of certain loss contingencies as of December 31, 2005 and management’s opinion as to the likelihood of loss in respect of each loss contingency.

On May 24, 2005, Ziegler, Ziegler & Associates LLP and Scott Ziegler filed a Complaint against the Company in the United States District Court for the Southern District of New York for using their internet domain name to distribute the Company’s promotional information over the internet. The Plaintiffs seek several types of damages in an amount not less than $1,250,000. The Company’s counsel was instructed to vigorously defend the action as the emails in question were distributed by a party not hired nor associated with the Company. Accordingly, no provision has been made as of December 31, 2005.

On January 18, 2006, counsel for plaintiff threatened to file a complaint in the County Court in and for Miami-Dade County, Florida against the Company in an action for damages that does not exceed $15,000, exclusive of court costs, attorney’s fees and interest. The plaintiff alleged that the Company was a guarantor of a lease entered into by its Hairmax of Florida, Inc. subsidiary, which abandoned the lease and failed to pay the full rental due under the lease.

The Company has made a settlement offer to the plaintiff of $9,000 and is awaiting the plaintiff’s response. The Company has accrued $9,000 as at December 31, 2005.

17.    CONCENTRATIONS AND RISKS

   During 2005 and 2004, 100% of the Company’s assets were located in China and 100% of the Company’s revenues were derived from customers in China.

   The Company relied on two suppliers and purchases from those suppliers for the year ended December 31, 2005 and 2004 are as follows:

For the year ended	Supplier A	Supplier B

December 31, 2005	71%	21%
December 31, 2004	85%	0%

At December 31, 2005 and 2004, accounts payable to those two suppliers totaled $2,990,456 and $870,149 respectively.

18.    SUBSEQUENT EVENT

On January 31, 2006, HuaGuang, a VIE, entered into an Asset Transfer Agreement (the “Agreement”) with Guiyang Classic & Fashion Advertising Co., Limited (“Guiyang Classic”), a television program production company organized and existing under the laws of the PRC, pursuant to which HuaGuang will acquire all media related businesses, assets, contracts and management from Guiyang Classic and inject those assets into a newly formed PRC subsidiary known as Guizhou HuaGuang Digimedia Company Limited. Pursuant to the terms of the Agreement, the Company will pay $2.2 million to Guiyang Classic by a combination of cash and restricted common stock of the Company, subject to certain adjustments in the event that the acquired assets generate a profit less of than $2.5 million in the next 2 years. The completion of this transaction is subject to certain conditions, including official PRC Government approval and due diligence. The Company expects to complete the acquisition during the first quarter of 2006.

On February 8, 2006, HuaGuang entered into a Memorandum of Understanding (the “MOU”) to form two joint ventures (the “JV Agreements”) with a provincial television station. Pursuant to the MOU, the provincial television station will outsource its entire advertising time slots into two joints ventures for a term of 5 years each, with rights to use their production resources and equipment. The Company will commit to invest approximately $2.5 million into the two joint ventures over a 5 year period.

ITEM 8. Changes with and Disagreements With Accountants on Accounting And Financial Disclosure

    On July 18, 2005, we accepted the resignation of Perrella & Associates, P.A. as our independent certifying accountant. Perrella & Associates had been the independent registered public accounting firm for and audited our consolidated financial statements as of December 31, 2004 and December 31, 2003. The reports of Perrella & Associates on our consolidated financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except for an explanatory paragraph relating to our ability to continue as a "going concern."  The decision to accept the resignation of Perrella & Associates was approved unanimously by the Board of Directors of the Registrant.

    In connection with the audits for the two most recent fiscal years and in connection with Perrella & Associates’ review of the subsequent interim periods through the date of resignation on July 18, 2005, there have been no disagreements between us and Perrella & Associates on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Perrella & Associates, would have caused Perrella & Associates to make reference thereto in their report on our financial statements for these fiscal years.

    On July 18, 2005, we engaged Jimmy C.H. Cheung & Co., Certified Public Accountants, as our independent registered public accounting firm. We had not consulted with Jimmy C.H. Cheung & Co. regarding the application of accounting principles to any contemplated or completed transactions nor the type of audit opinion that might be rendered on the our financial statements, and neither written nor oral advice was provided that would be an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issue.

ITEM 8A. Controls and Procedures

Quarterly Evaluation of Controls. As of the end of the period covered by this annual report on Form 10-KSB, we evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by our President and Chief Executive Officer, Ng Chi Shing ("CEO"), and by Lui Chi Keung, our Chief Financial Officer ("CFO"). In this section, we present the conclusions of our CEO and CFO based on and as of the date of the Evaluation, (i) with respect to the effectiveness of our Disclosure Controls, and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls.

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

ITEM 9. Directors and Executive Officers of the Registrant

(a)	Identification of Directors

The following information, as of December 31, 2005 is furnished with respect to each Director and Executive Officer:

		Date of
Name of Director	Age	Service	Position with Company

Ng Chi Shing	41	2004	President, Chief Executive Officer, Director
Lui Chi Keung	53	2004	Chief Financial Officer, Director
Chen Lu	36	2005	Director
Chen Juan	29	2005	Director
Zhow Wei Yu	33	2005	Director

All Directors serve for one-year terms.

All officers serve at the pleasure of the Board.

There are no arrangements or understandings pursuant to which any of them were elected as officers.

    Mr. Ng Chi Shing is our President and Chief Executive Officer and Director. Mr. Ng is founder and CEO of Arcotect Digital Technology Limited. Arcotect Digital Technology Limited was founded to capitalize on the numerous opportunities in China arising from the digitization of cable television services and the reform of state owned cable television enterprises. Mr. Ng has extensive experience in Cable TV operations, Internet and information technology industry. Over his 15 years experience in the industry, he has been Chairman, CEO and director of public companies in Hong Kong, such companies including DCP Holdings Ltd., Hong Kong Cable TV Ltd, the first cable TV operator in Hong Kong, Hong Kong Star Internet Ltd., the first Internet Service Provider in Hong Kong. Mr. Ng is also the Chairman of Hong Kong Information Technology Federation and the founder member of Hong Kong Internet Service Providers Association. Besides, Mr. Ng was elected as Hong Kong’s “Ten Outstanding Young Digi Persons” by Hong Kong Productivity Council and Hong Kong Junior Chamber in 2000.

    Mr. Lui Chi Keung is our Chief Financial Officer and Director. Prior to joining ADT, Mr. Lui was the founder and managing director of Beth Group. Mr. Lui has over 20 years experience in merchant banking, investment & software industry. Mr. Lui has been managing director, general manager and director for a number of companies in Hong Kong, including Beth Group and Tomson Pacific Group.

    Mr. Chen Lu is a Director of the Company. Mr. Chen has over 16 years experience in banking, telecom and broadcasting industry in China. His valuable relationship and networking is one of the driving forces to take our Company grow fast. Mr. Chen was the founder and general manager of Guangzhou Vispac Telecom Co Ltd. and Guangzhou DaiLin Communication Co. Ltd.

    Mr. Zhow Wei Yu is a Director of the Company. He is currently general manager of Gu Wu Fei Yung Production Company Limited since 2000. Mr. Zhow worked in the Bank of China from 1989 to 2000.

    Ms. Chen Juan is a Director of the Company. She is currently a teacher of computer related courses in Guangdong Dance College since 1999.

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

Audit Committee Financial Expert

The Company does not have a separately designated standing audit committee. Pursuant to Section 3(a)(58)(B) of the Exchange Act, the entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and our audits of the financial statements. The Commission recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an "audit committee financial expert" serving on its audit committee. In connection with these new requirements, our Board of Directors examined the Commission's definition of "audit committee financial expert" and concluded that we do not currently have a person that qualifies as such an expert. Presently, there are only five (5) directors serving on our Board, and we are not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an "audit committee financial expert", but we intend to retain an additional director who will qualify as such an expert, as soon as reasonably practicable. While neither of our current directors meets the qualifications of an "audit committee financial expert", each of our directors, by virtue of his past employment experience, has considerable knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities. Accordingly, we believe that our current directors capably fulfill the duties and responsibilities of an audit committee in the absence of such an expert.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Such code of ethics will be provided to any person without charge, upon request, a copy of such code of ethics by sending such request to us at our principal office.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-KSB, any failure to comply therewith during the fiscal year ended December 2005. We believe that all of these filing requirements were satisfied by our executive officers, directors and by the beneficial owners of more than 10% of our common stock. In making this statement, we have relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

ITEM 10. Executive Compensation

As of December 31, 2005, none of the Company’s executive officers or directors currently serving as such had annual compensation exceeded US$100,000 in any of the last three fiscal years.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

(a)	Security Ownership of Certain Beneficial Owners

All persons known by the Registrant to own beneficially more than 5% of any class of the Company's outstanding stock on December 31, 2005, are listed below:

Title of Class	Name and Address	# Shares	Nature of Ownership	Current % Owned

Common Stock, $.001 Par Value	Ng Chi Shing 2505-06, 25F, 698 Prince Edward Road E., Hong Kong	23,250,000	Direct	76.9%
Preferred Stock, $.001 Par Value (z)	Ng Chi Shing 2505-06, 25F, 698 Prince Edward Road E., Hong Kong	1,875,000	Direct	100%

(z) Each share of preferred stock is convertible into five shares of common stock.

(b)	Security Ownership of Management

The following table sets forth the number of shares owned beneficially on December 31, 2005, by each Director and by all Officers and Directors as a group. Information as to the beneficial ownership is based upon statements furnished to the Company by such persons.

Title of Class	Name and Address	# Shares	Nature of Ownership	Current % Owned (w)

Common Stock, $.001 Par Value	Ng Chi Shing 2505-06, 25F, 698 Prince Edward Road E., Hong Kong	23,250,000	Direct	76.9%
Common Stock, $.001 Par Value	Lui Chi Keung 2505-06, 25F, 698 Prince Edward Road E., Hong Kong	None	Direct	-0-%
Common Stock, $.001 Par Value	Chen Lu 2505-06, 25F, 698 Prince Edward Road E., Hong Kong	None	Direct	-0-%
Common Stock, $.001 Par Value	Chen Juan 2505-06, 25F, 698 Prince Edward Road E., Hong Kong	None	Direct	-0-%
Common Stock, $.001 Par Value	Zhow Wei Yu 2505-06, 25F, 698 Prince Edward Road E., Hong Kong	None	Direct	-0-%
Common Stock, $.001 Par Value	All Officers and Directors as a Group	23,250,000	Direct	76.9%
Preferred Stock, $.001 Par Value (z)	Ng Chi Shing 2505-06, 25F, 698 Prince Edward Road E., Hong Kong	1,875,000	Direct	100%

(z)	Each share of preferred stock is convertible into five shares of common stock, and votes together with the common stock on all matters on an “as converted” basis..

(c)	Changes in Control
   The Company knows of no arrangements that may at a subsequent date result in a change of control in the Company.

ITEM 12. Certain Relationships and Related Transactions

(a)	We have 1,875,000 shares of Series “A” preferred stock outstanding at December 31, 2005. These shares are owned by our majority shareholder.
(b)
During 2004, a Plan of Exchange was entered into, whereby Arcotect Digital Technology Ltd. was acquired in a reverse merger by Hairmax International, Inc. The merged company changed its name to China Digital Media Corporation on March 31, 2005.

(c)
Through a stock placement, we have issued 800,000 restricted shares to Manta Finance Limited for $1,000,000 in an offering that we believe to be exempt from registration under Regulation S pursuant to the Securities Act of 1933, as amended. Manta Finance Limited is our technical consultant to advise us on our DTV development.

ITEM 13. Exhibits and Reports on Form 8-K

(a)	Financial Statements
1. The following financial statements of China Digital Media Corp. & Subsidiaries are included in Part II, Item 7:

Independent Auditors’ Report
Balance Sheet-December 31, 2005
Statements of Operations - years ended December 31, 2005 and 2004
Statements of Cash Flows - years ended December 31, 2005 and 2004
Statements of Stockholders’ Equity - years ended December 31, 2005 and 2004
Notes to Financial Statements

2. Exhibits
10.1 Management Agreement, dated December 15, 2005, between the Company and Daniel Ng. Chief Executive Officer
31.1. Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2. Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer
32.1  Section 1350 Certifications of Chief Executive Officer & Chief Financial Officer

(b)	Reports on Form 8-K

We issued reports on Form 8-K during the three months ended December 31, 2005. Key components are as follows:

(1)	On November 1, 2005, we filed an 8-K regarding the decreases in the Conversion Ratio of the Series A Convertible Preferred Stock.
(2)
On December 12, 2005, we filed an 8-K to report that we entered into an Advertising Distribution Agreement with Southern International Media Advertising Co., Ltd., a limited liability company organized under the laws of the Peoples’ Republic of China, pursuant to which M-Rider agreed to manage and operate television commercial airtime for a television channel for one year starting from January 1, 2006, which agreement is extendable for an additional year.

(3)	On January 3, 2006, we filed an 8-K regarding the appointments of the two new Directors.
(4)	On January 18, 2006, we filed an 8-K regarding a Management Agreement, dated December 15, 2005 and effective on January 1, 2006, with Daniel Ng, our Chief Executive Officer and Founder.
(5)
On February 6, 2006, we filed an 8-K to report that Guangdong HuaGuang Digimedia Cultural Development Limited has entered into an Asset Transfer Agreement with Guiyang Classic & Fashion Advertising Co., Ltd., a television program production company, pursuant to which HuaGuang will acquire the business and assets of Guiyang Classic and incorporate those assets into a newly formed Chinese subsidiary known as Guizhou HuaGuang Digimedia Company Limited.

Item 14. Principal Accountant Fees and Services

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Perrella & Associates, ("Perrella") for our audit of the annual financial statements for the years ended December 31, 2004 and first quarter of 2005. For the 2rnd quarter of 2005, we have changed our independent auditor to Jimmy Cheung and Co. (“Jimmy”). Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2005		2004 and Q1 2005
	Jimmy		Perrella
Audit Fees (1)	$43,500	(2)	$24,000	(3)
Audit-Related Fees (2)	--		--
Tax Fees (3)	--		--
All Other Fees (4)	--		--
Total Accounting Fees and Services	$43,500		$24,000

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

Subsequent Events.

On January 31, 2006, through our affiliate HuaGuang, the Company entered into an agreement (the “Agreement”) to purchase all media related businesses, assets, business contracts and management from Guiyang Classic & Fashion Advertising Co., Ltd., a television program production and advertising company in China. Pursuant to the terms of the Agreement, we will pay $2.2 million, in a combination of cash and restricted Company common stock, which payment is subject to a downward adjustment in the event that the acquired assets generate a cumulative profit less than $2.5 million over the next 2 years. The management team of Guiyang Classic & Fashion Advertising Co., Ltd. has approximately 10 years of business experience in the media industry in China. They have produced television programs for different television channels, including the well known program, a “true man show”, as well as adventure, nature and tourism productions, for which they have obtained several national awards in the last few years. The completion of the transaction is subject to certain conditions, including official approval, and verification of assets and business contracts. We expect to complete the acquisition in the first quarter of 2006.

On February 8, 2006, through our affiliate HuaGuang, the Company entered into a Memorandum of Understanding (the “MOU”) to form two joint ventures (the “JV Agreements”) with a provincial television station. Pursuant to the MOU, the provincial television station will grant an exclusive right to manage the content of its television channel and outsourcing its entire advertising time slots into two joints ventures for a term of 5 years each, with rights to use their production resources and equipment. We are committed to invest approximately $2.5 million into the two joint ventures over the 5 year period. The two joint ventures are not limited in their ability to serve other television channels and stations if the right opportunity to do so arises. One of the joint ventures (the “Program Management JV”) is responsible for providing services to a television channel including program sourcing, schedule planning and production of television programming and major events. The provincial television station partner owns a 51% equity interest in the Program Management JV and we own the balance, or a 49% interest. The second joint venture (the “Advertising Agent JV”) will act as an exclusive advertising wholesaler for the Program Management JV to sell its advertising time slots to advertising customers. We own a 51% equity interest in the Advertising Agent JV and the provincial television station partner owns the remaining 49% interest. The completion of the transaction is subject to certain conditions, including government approval. We expect to complete the acquisition in the second quarter of 2006.

--Signature Page Follows--

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA DIGITAL MEDIA CORPORATION
(Registrant)

Date: February 13, 2006

/s/ Ng Chi Shing
Ng Chi Shing
President, CEO and Director

/s/ Lui Chi Keung
Lui Chi Keung
CFO and Director

/s/ Chen Lu
Chen Lu
Director

/s/ Chen Juan
Chen Juan
Director

/s/ Zhow Wei Yu
Zhow Wei Yu
Director