Form 10KSB/A
period 2005-12-31
CHINA DIGITAL MEDIA CORP
filed 2006-02-28
CIK 821524

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
China Digital Media Corporation and subsidiaries

We have audited the accompanying consolidated balance sheets of China Digital Media Corporation and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Digital Media Corporation and subsidiaries as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

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

STOCKHOLDERS' EQUITY
Series A convertible preferred stock ($0.001 par value, 40,000,000 shares authorized, 1,875,000 shares issued and outstanding as of
December 31, 2005; Nil shares issued and outstanding
as of December 31, 2004)	1,875	-
Series B convertible preferred stock ($0.001 par value, 1,000 shares
authorized, nil share issued and outstanding)	-	-
Common stock ($0.001 par value, 500,000,000 shares authorized,
31,039,676 shares issued and outstanding as of
December 31, 2005; 1,500,000 shares issued and outstanding
as of December 31, 2004)	31,040	1,500
Additional paid-in capital	4,907,679	1,303,678
Deferred compensation	(50,433)	-
Retained earnings
Unappropriated	4,775,163	1,380,409
Appropriated	956,343	309,478
Due to a stockholder	-	223,934
Accumulated other comprehensive loss	(38,706)	-
Total Stockholders' Equity	10,582,961	3,218,999

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,803,089	$6,573,322

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

	Series A		Series B									Accumulated
	Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional paid-in	Deferred	Unappropriated retained	Appropriated retained	Due to	other comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	capital	compensation	earnings	earnings	stockholder	loss	Total

Balance at January 1, 2004	-	$-	-	$-	1,500,000	$1,500	$199,175	-	$(255,856)	$-	$-	$-	$(55,181)

Capital contribution from	-	-	-	-	-	-	1,104,503	-	-	-	-	-	1,104,503
stockholder

Note payable to a stockholder	-	-	-	-	-	-	-	-	-	-	223,934	-	223,934

Net income for the year	-	-	-	-	-	-	-	-	1,945,743	-	-	-	1,945,743

Transfer to statutory and staff
welfare reserves	-	-		-	-	-	-	-	(309,478)	309,478	-	-	-
Balance at December 31, 2004	-	-	-	-	1,500,000	1,500	1,303,678	-	1,380,409	309,478	223,934	-	3,218,999

Stock issued in recapitalization	1,975,000	1,975	-	-	1,993,363	1,993	6,905,364	-	(6,909,332)	-	-	-	-

Recapitalization	-	-	-	-	-	-	(6,909,332)	-	6,909,332	-	-	-	-

Stock issue for convertible	(100,000)	(100)	-	-	20,000,000	20,000	(19,900)	-	-	-	-	-	-
perferred stock

Stock issued for promissory notes	-	-	-	-	6,586,500	6,587	2,283,438	-	-	-	-	-	2,290,025

Stock issued for reverse split	-	-	-	-	113	-	-	-	-	-	-	-	-

Stock issued for services	-	-	-	-	7,500	8	32,242	-	-	-	-	-	32,250

Stock issued for acquisitions	-	-	-	-	29,158	29	62,112	-	-	-	-	-	62,141

Stock issued for acquisitions	-	-	-	-	83,042	83	182,917	-	-	-	-	-	183,000

Stock issued for services	-	-	-	-	40,000	40	67,960	(50,433)	-	-	-	-	17,567

Stock issued for placement	-	-	-	-	800,000	800	999,200	-	-	-	-	-	1,000,000

Net income for the year	-	-	-	-	-	-	-	-	4,041,619	-	-	-	4,041,619

Repayment from stockholders	-	-	-	-	-	-	-	-	-	-	(223,934)	-	(223,934)

Other comprehensive loss	-	-	-	-	-	-	-	-	-	-	-	(38,706)	(38,706)

Transfer to statutory and staff
welfare reserves	-	-	-	-		-	-	-	(646,865)	646,865	-	-	-
Balance at December 31, 2005
	1,875,000	$1,875	-	$-	31,039,676	$31,040	$4,907,679	(50,433)	$4,775,163	$956,343	$-	$(38,706)	$10,582,961

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

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
During 2005, the Company issued 1,500,000 shares of restricted common stock for 100% of China Digimedia Holdings Limited.
During 2005, the Company issued 7,500 shares of restricted common stock for consultancy services.
During 2005, the Company issued 29,158 shares of restricted common stock as part consideration for 100% of Guangdong M-Rider Media Company Limited.
During 2005, the Company issued 83,042 shares of restricted common stock for 90% variable interest in Guangdong HuaGuang Digimedia Culture Development Limited.
During 2005, the Company issued 40,000 shares of restricted common stock for consultancy services.

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

(A)   Organization

China Digital Media Corporation (“CDMC”) (previously HairMax International, Inc.) was incorporated in the State of Nevada on August 13, 1987.

China Digimedia Holdings Limited (“CDHL”) (previously Arcotect Digital Technology Limited) was incorporated in Hong Kong on January 5, 2000 as an investment holding company. Through its wholly owned subsidiary, Arcotect (Guangzhou) Ltd. (“ AGL”) incorporated in the People’s Republic of China (“PRC”) as a wholly owned foreign limited liability company on September 24, 2001. CDHL is engaged in software development, digital television subscriber and application platform development (“software development”). Through its Nanhai Branch (“AGL Nanhai Branch”) established in July 8, 2004, AGL is also engaged in the business of converting television signals from analogue into digital format (“digitalization of television signals”), using digital television set-top-box (STB) and smart cards.

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

The Company changed its name to China Digital Media Corporation in March 2005.

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

On August 25, 2005, CDHL acquired a 100% interest in Guangdong M-Rider Media Company Limited (“M-Rider”), a limited liability company in the PRC, from the shareholders of M-Rider for US$132,927 in cash and 29,158 shares of CDMC.

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
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004

7.   INVESTMENTS IN TELEVISION SERIES, NET

Investments in television series related to the Company’s participations in the production of two television series through HuaGuang, a 90% held VIE:-

	2005	2004

Television paticipation costs	854,783	-
Less: accumulated amortization	83,668	-

Television paticipation costs, net	$771,115	$-

a)
HuaGuang a VIE entered into two investment contracts to participate in the production of two television series. The Company’s participation is 20% and 34% of the total production costs. These investments, for which the Company does not have significant influence, are accounted for under the cost method of accounting.

b)	As at December 31, 2005 and 2004, the Company had accrued participation costs of $577,065 and $Nil respectively that it expects to pay for the year ending December 31, 2006.

c)	Amortization expenses for the year ended December 31, 2005 and 2004 were $83,668 and $Nil respectively.

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

CHINA DIGITAL MEDIA CORPORATION
(PREVIOUSLY HAIRMAX INTERNATIONAL, INC.)
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004

12. SEGMENTS

The Company operates in five reportable segments; digitalization of television signals, software development, television advertising, investments in television series and other. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from operations. All inter-company transactions between segments have been eliminated. As a result, the components of operating income for one segment may not be comparable to another segment. The following is a summary of the Company’s segment information for the years ended December 31, 2005 and 2004:

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

(2)	Stock issued in reverse merger

On May 5, 2005, the Company issued 1,500,000 shares of restricted common stock to a director and stockholder in exchange for all of the shares of CDHL pursuant to the Plan of Exchange.

(3)	Stock issued for reverse split

During 2005, the Company issued 113 shares of common stock to certain stockholders due to the rounding up of common shares on account of the 1:100 reverse stock split that became effective on January 10, 2005.

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

On December 29, 2005, the company received $1,000,000 from a corporate investor for the issue of 800,000 shares of restricted common stock at $1.25 by a private placement.

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

14. RELATED PARTY TRANSACTIONS

In 2004, the Company loaned $26,442 to the directors of AGL as a short-term unsecured loan free of interest payment. This loan was repaid in 2005.

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

In 2005, the Company entered a Strategic Alliance Agreement with a director and stockholder.

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

18.    SUBSEQUENT EVENT

On January 31, 2006, HuaGuang, a VIE, entered into an Asset Transfer Agreement (the “AT Agreement”) with Guiyang Classic & Fashion Advertising Co., Limited (“Guiyang Classic”), a television program production company organized and existing under the laws of the PRC, pursuant to which HuaGuang will acquire all media related businesses, assets, contracts and management from Guiyang Classic and inject those assets into a newly formed PRC subsidiary known as Guizhou HuaGuang Digimedia Company Limited. Pursuant to the terms of the AT Agreement, the Company will pay $2,200,000 to Guiyang Classic by a combination of cash and restricted common stock of the Company, subject to certain adjustments in the event that the acquired assets generate a profit of less of than $2,500,000 in the next two years. The completion of this transaction is subject to certain conditions, including official PRC Government approval and due diligence. The Company expects to complete the acquisition during the first quarter of 2006.

On February 8, 2006, HuaGuang entered into a Memorandum of Understanding (the “MOU”) to form two joint ventures (the “JV Agreements”) with a provincial television station. Pursuant to the MOU, the provincial television station will outsource its entire advertising time slots into two joints ventures for a term of five years each, with rights to use their production resources and equipment. The Company will commit to invest approximately $2,500,000 million into the two joint ventures over a five year period.

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

ITEM 9. Directors and Executive Officers of the Registrant

(a)	Identification of Directors

The following information, as of December 31, 2005 is furnished with respect to each Director and Executive Officer:

		Date of
Name of Director	Age	Service	Position with Company

Ng Chi Shing	41	2004	President, Chief Executive Officer, Director
Lui Chi Keung	53	2004	Chief Financial Officer, Director
Chen Lu	36	2005	Director
Chen Juan	29	2005	Director
Zhou Wei Yu	33	2005	Director

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

    Mr. Zhou Wei Yu is a Director of the Company. He is currently general manager of Gu Wu Fei Yung Production Company Limited since 2000. Mr. Zhou worked in the Bank of China from 1989 to 2000.

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

Title of Class	Name and Address	# Shares	Nature of Ownership	Current % Owned (w)

Common Stock, $.001 Par Value	Ng Chi Shing 2505-06, 25F, 698 Prince Edward Road E., Hong Kong	23,250,000	Direct	76.9%
Common Stock, $.001 Par Value	Lui Chi Keung 2505-06, 25F, 698 Prince Edward Road E., Hong Kong	None	Direct	-0-%
Common Stock, $.001 Par Value	Chen Lu 2505-06, 25F, 698 Prince Edward Road E., Hong Kong	None	Direct	-0-%
Common Stock, $.001 Par Value	Chen Juan 2505-06, 25F, 698 Prince Edward Road E., Hong Kong	None	Direct	-0-%
Common Stock, $.001 Par Value	Zhou Wei Yu 2505-06, 25F, 698 Prince Edward Road E., Hong Kong	None	Direct	-0-%
Common Stock, $.001 Par Value	All Officers and Directors as a Group	23,250,000	Direct	76.9%
Preferred Stock, $.001 Par Value (z)	Ng Chi Shing 2505-06, 25F, 698 Prince Edward Road E., Hong Kong	1,875,000	Direct	100%

(z)	Each share of preferred stock is convertible into five shares of common stock, and votes together with the common stock on all matters on an “as converted” basis..

(c)	Changes in Control
   The Company knows of no arrangements that may at a subsequent date result in a change of control in the Company.

ITEM 12. Certain Relationships and Related Transactions

(a)	We have 1,875,000 shares of Series “A” preferred stock outstanding at December 31, 2005. These shares are owned by our majority shareholder.
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

2. Exhibits
10.1 Management Agreement, dated December 15, 2005, between the Company and Daniel Ng. Chief Executive Officer*
31.1. Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2. Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer
32.1  Section 1350 Certifications of Chief Executive Officer & Chief Financial Officer

                                                * Filed with 10-KSB.

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

/s/ Zhou Wei Yu
Zhou Wei Yu
Director