Form 10QSB
period 2006-03-31
CHINA DIGITAL MEDIA CORP
filed 2006-05-15
CIK 821524

 U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 for the quarterly period ended March 31, 2006

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

Number of shares of common stock outstanding as of May 8, 2006: 31,687,365

Number of shares of preferred stock outstanding as of May 8, 2006: 1,875,000

Index

ITEM 1.

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2006 (Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,521,682
Accounts receivable, net of allowances	4,807,758
Inventories, net	297,658
Deposits on investments in joint ventures	323,064
Other receivables and prepaid expenses	806,450
Total Current Assets	7,756,612

INTANGIBLE ASSETS	392,521
INVESTMENTS IN TELEVISION SERIES, NET	661,391
PROPERTY AND EQUIPMENT, NET	10,773,248
TOTAL ASSETS	$19,583,771

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$4,995,152
Other payables and accrued liabilities	50,180
Due to a director	76,696
Due to a stockholder	60,974
Due to a related company	129,337
Value added tax payable	39,125
Income tax payable	2,182,669
Total Current Liabilities	7,534,132

COMMITMENTS AND CONTINGENCIES	-

MINORITY INTERESTS	22,330

STOCKHOLDERS' EQUITY
Series A convertible preferred stock, $0.001 par value, 40,000,000 shares
authorized,1,875,000 shares issued and outstanding	1,875
Series B convertible preferred stock, $0.001 par value, 1,000 shares
authorized, no shares were issued and outstanding	-
Common stock, $0.001 par value, 5,000,000,000 shares authorized,
31,687,365 shares issued and outstanding	31,687
Additional paid-in capital	5,863,532
Deferred stock compensation	(33,433)
Retained earnings
Unappropriated	5,202,712
Appropriated	956,343
Accumulated other comprehensive income	4,594
Total Stockholders' Equity	12,027,309

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,583,771

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Index

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHNSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2006 and 2005 (UNAUDITED)

	2006	2005
NET SALES
Revenue from digitalization of television signals	$1,455,371	$690,616
Revenue from television advertising	1,732,033	-
Revenue from software development	22,851	485
Revenue from investments in television series	174,629	-
Government grant received	311,837	302,371
	3,696,721	993,472
COST OF SALES	(1,935,864)	(121,025)
GROSS PROFIT	1,760,857	872,447
OPERATING EXPENSES
Selling, general and administrative expenses	551,849	171,656
Depreciation and amortization	578,048	263,136
Total Operating Expenses	1,129,897	434,792

INCOME FROM OPERATION	630,960	437,655

OTHER INCOME (EXPENSES)
Interest income	17,252	198
Other income	77,947	-
Interest paid to a related company, a director and a stockholder	(1,777)	-
Total Other Income	93,421	198

NET INCOME BEFORE TAXES AND MINORITY INTERESTS	724,381	437,853
Income tax expenses	(285,559)	-
Minority interests	5,727	-
NET INCOME	$444,549	$437,853

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	43,300	-

COMPREHENSIVE INCOME	$487,849	$437,853

Net income per share-basic	$0.01	$0.02

Net income per share-diluted	$0.01	$0.02

Weighted average number of shares outstanding during the year - basic	30,906,343	23,051,117

Weighted average number of shares outstanding during the year- diluted	40,339,795	23,051,117

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Index

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 and 2005 (UNAUDITED)

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$444,549	$437,853
Adjusted to reconcile net income to cash provided
by operating activities:
Amortization - cost of sales	109,724	-
Depreciation	578,048	263,136
Stock issued for services	17,000	-
Minority interests	(5,727)	-
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable, net of allowance	(363,671)	(702,103)
Other receivables and prepaid expenses	(55,859)	(9,485)
Inventories	128,369	(237,750)
Due from directors	-	20,717
Increase (decrease) in:
Due to a director	76,696	(32,000)
Due to a stockholder	60,974	-
Due to a related company	(89,057)	38,988
Accounts payable	771,813	569,564
Other payables and accrued liabilities	(240,477)	(3,277)
Taxes payable	331,112	(5,993)
Net cash provided by operating activities	1,763,494	339,650

CASH FLOWS FROM INVESTING ACTIVITIES
Deposits on investments in joint ventures	(323,064)	-
Purchase of property and equipment	(1,457,460)	(406,221)
Net cash used in investing activities	(1,780,524)	(406,221)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from private placement	387,500	-
Net cash provided by financing activities	387,500	-

EFFECT OF EXCHANGE RATE ON CASH	27,300	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	397,770	(66,571)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,123,912	160,177

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,521,682	$93,606

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Index

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006 (UNAUDITED)

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's consolidated financial position at March 31, 2006, the consolidated results of operations for the three months ended March 31, 2006 and 2005, and consolidated statements of cash flows for the three months ended March 31, 2006 and 2005. The consolidated results for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2006. These consolidated financial statement should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2005 appearing in the Company's annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

(B)	Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2006 include the unaudited financial statements of China Digital Media Corporation (“CDMC”) and its wholly owned or controlled subsidiaries, China Digimedia Holding Limited (“CDHL”), Arcotect (Guangzhou) Limited (“AGL”), Guangdong M-Rider Media Company (“M-Rider”) and Digimedia Services (Shenzhen) Limited (“Digimedia Shenzhen”) and its 90% variable interest entity (“VIE”) in Guangdong HuaGuang DigiMedia Culture Development Limited (“HuaGuang”) (collectively, the Company). The minority interest represents the minority shareholders’ 10% proportionate share of the profits of HuaGuang.

The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2005 include the financial statements of CDMC and its wholly owned subsidiaries, CDHL and AGL.

All significant inter-company balances and transactions have been eliminated in consolidation.

(C)	Revenue Recognition

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

Index

CHINA DIGITAL MEDIA CORPORATION & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006 (UNAUDITED)

Digitalization of television signals

The Company entered into an agreement with Nanhai Network Company to assist its subscribers on the conversion of television signals from analog into digital by providing STB and smart cards to the subscribers in Nanhai City on a lease basis. The Company is entitled to a portion of fees payable by the existing subscribers under a subscription agreement entered into between the subscribers and the Nanhai Network Company. Revenue is recognized on a straight line basis in accordance with the terms of the subscription agreement. The Company also charges installation fees and sells STB and smart cards to new subscribers. Revenue arising from these services is recognized when the subscriber is invoiced for the STB and smart cards upon the completion of installation works.

Government grant

The local government of Nanhai City also approved a grant of Rmb10,000,000 ($1,247,348) each year for five years to finance the purchase of STB and smart cards for sale and lease to subscribers. The grant is recognized as revenue on receipt from the local government.

Television Advertising sales

The Company acts as an advertising agent for certain television channels by selling advertising air time spaces and television program backdrops to customers. The Company's advertising services revenue is derived from billings that are earned when the advertisements are placed and revenue is recognized as the media placements appear. During 2006, the Company purchase blocks of advertising slots and was the primary obligor and carried all of the credit risk for the advertisement placements and accordingly, recorded the full amount of such billings from the advertisement placements as revenue. Deferred revenues are recognized as a liability when billings are received in advance of the date before revenues are earned.

Television series

The Company invested in the production of two television series. Revenue from investments in television series is recognized upon receipt from the production company.

NOTE 2 - SEGMENT INFORMATION

The Company operates in five reportable segments; digitalization of television signals, television advertising sales, software development, investment in television series and other. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from operations. All inter-company transactions between segments have been eliminated on consolidation. As a result, the components of operating income for one segment may not be comparable to another segment. The following is an unaudited summary of our segment information for the three months ended March 31, 2006 and 2005:

	Digitalization			Investments
	of Television	Television	Software	in television
	Signals	Advertising	Development	series	Others	Total
2006
Revenues	$1,767,208	$1,732,033	$22,851	$174,629	$0	$3,696,721
Gross profit	1,547,425	135,039	22,851	55,542	0	1,760,857
Total assets	15,850,373	2,149,617	92,823	1,082,253	408,705	19,583,771
Capital expenditure	1,431,110	5,211	1,265	310,590	0	1,748,176
Depreciation and amortization	560,909	3,080	3,140	0	10,919	578,048

2005
Revenues	$983,809	$-	$(3,164)	$-	$12,827	$993,472
Gross profit	862,602	-	(2,982)	-	12,827	872,447
Total assets	7,490,622	-	69,495	-	31,696	7,591,813
Capital expenditure	406,221	-	-	-	-	406,221
Depreciation and amortization	260,339	-	1,678	-	1,119	263,136

Index

CHINA DIGITAL MEDIA CORPORATION & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006 (UNAUDITED)

NOTE 3 - DEPOSIT ON INVESTMENTS IN JOINT VENTURES

On February 15, 2006, HuaGuang entered into two joint venture agreements (the “JV Agreements”) to form two joint ventures with a provincial television station for a term of twenty years. The Company’s interests in the joint ventures are 49% and 51%. Pursuant to the JV Agreements, the provincial television station will outsource its entire advertising time slots into the two joints ventures for a term of five years each, with rights to use their production resources and equipment. As of March 31, 2006, the joint ventures were in the process of formation and the Company contributed cash of $323,064 towards fulfilling the registered capital and working capital requirements of the joint ventures.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Capital commitments

According to the amended Articles of Association of AGTL, CDHL has to fulfill registered capital contributions of $5 million within two years from July 16, 2004. As of March 31, 2006, the Company has fulfilled $4,739,990 of the registered capital requirement and has outstanding registered capital commitments of $260,010.

On January 31, 2006, HuaGuang entered into an Asset Transfer Agreement (the “AT Agreement”) with Guiyang Classic & Fashion Advertising Co., Limited (“Guiyang Classic”), a television program production company organized and existing under the laws of the PRC, pursuant to which HuaGuang will acquire all media related businesses, assets, contracts and management from Guiyang Classic and inject those assets into a newly formed PRC subsidiary known as Guizhou HuaGuang Digimedia Company Limited. Pursuant to the terms of the AT Agreement, the Company will pay $2,200,000 to Guiyang Classic by a combination of cash and restricted common stock of the Company, subject to certain adjustments in the event that the acquired assets generate a profit of less of than $2,500,000 in the next two years. The completion of this transaction is subjected to certain conditions, including official PRC Government approval and due diligence. The Company expects to complete the acquisition during the second quarter of 2006.

Contingent consideration

During 2005, HuaGuang acquired all of the issued and outstanding capital of M-Rider for a total consideration of $1,047,559 of which $132,927 was payable in cash and $914,632 payable by the issue of shares of the Company’s common stock. On the effective date of August 25, 2005, CDHL paid the cash consideration of $132,927 and 29,158 shares of the Company’s common stock having a value of $62,141 were issued to the stockholders of M-Rider. As of March 31, 2006, the Company is contingently liable to issue shares of common stock to the value of $852,491 one year from the effective date, adjusted proportionately for the achievement by M-Rider by that date that their net operating cash flow is not less than $1,129,512.

NOTE 5 - COMMON STOCK

On March 15, 2006, the Company issued 310,000 shares of restricted common stock at $1.25 per share to a corporate investor for an aggregate consideration of $387,500 under a Stock Purchase Agreement dated March 14, 2006. The Company relied on an exemption from registration pursuant to Regulation S under the Securities Act of 1933 in connection with the issuance of the shares.

Index

CHINA DIGITAL MEDIA CORPORATION & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006 (UNAUDITED)

On March 29, 2006, the Company issued 2,381 shares of restricted common stock with a fair value of $3,000 to a consultant retained by a stockholder. The fair value of $3,000 on this stock issue was charged to the stockholder’s account in the accompanying financial statements. The Company relied on an exemption from registration pursuant to Section 4(2) under the Securities Act in connection with the issuance of the shares.

On March 30, 2006, the Company issued 335,308 shares of restricted common stock with a fair value of $577,065 for the outstanding participation costs in the production of two television series. The Company relied on an exemption from registration pursuant to Section 4(2) under the Securities Act in connection with the issuance of the shares.

During 2006, the Company recognized expense of $17,000 and recorded deferred stock compensation of $33,433 as of March 31, 2006, for services provided by CEOcast, Inc. for one year commencing from September 27, 2005.

During 2006, CDHL contributed registered capital of $512,821 to AGL.

NOTE 6 - RELATED PARTY TRANSACTIONS

As of March 31, 2006, a director and a related company loaned to the Company $76,696 and $129,337 respectively as short-term unsecured loans. The loans bear interest at 6% per annum and have no fixed repayment terms.

As of March 31, 2006, a stockholder loaned to the Company $60,974 as short-term unsecured loans. The loan bears interest at 6% per annum and has no fixed repayment terms.

Index

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We are hereby providing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward looking statements made in this quarterly report on Form 10-QSB. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "likely will result", "are expected to", "will continue", "is anticipated", "estimated", "intends", "plans" and "projection") are not historical facts and may be forward-looking statements and involve estimates and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements.

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

Overview

China Digital Media Corporation (”CDMC”) was previously known as HairMax International, Inc. (“Hairmax”), a Nevada corporation. It was incorporated in Nevada in 1987. Arcotect Digital Technology Limited, a corporation organized under the laws of Hong Kong, consummated a reverse merger with Hairmax in March, 2005, and Hairmax subsequently changed its name to China Digital Media Corporation, which is now our corporate name. With the termination of the original businesses of Hairmax, all of China Digital Media Corporation’s businesses are now located in the People’s Republic of China (the “PRC” or ‘China”). Arcotect Digital Technology Limited has changed its name to China Digimedia Holdings Limited (“CDHL”), and is a wholly-owned subsidiary of CDMC.
.
We are engaged in the media industry in the PRC, the business of broadcasting media and cable television. Our business plan is to strengthen our branding and to enlarge our presence and involvement in the media industry through investment, mergers, acquisitions and alliance partnerships. In view of the rapid growth and potential opportunities we believe to exist in China's media industry, we will continue to invest our resources into the media market across China.

Cable TV operations and digital broadcast technology development

Arcotect (Guangzhou) Ltd, (“AGL”) a wholly owned foreign subsidiary of CDMC doing business in China, is the sole contractor and operator of digital television (“DTV”) services in Nanhai, Guangdong Province, a city with over 410,000 residential and commercial cable television subscribers. The cable broadcasting system had been completely analog.

Index

On February 6, 2004, we signed a Co-operative Agreement for Total Migration into DTV System for the Nanhai District and subsequently signed a supplementary agreement on July 8, 2005 (collectively, the “Co-operative Agreements”) with the city-owned cable company. Pursuant to the Co-operative Agreements, we are responsible for:

(1)	migrating all cable television subscribers in Nanhai from an analog to a digital system (“Migration”) by the end of 2007;
(2)	providing the first digital set-top-box (“STB”) to DTV subscribers on a lease basis; and
(3)	providing operational support services including operating pay-TV and interactive services based on DTV technology.

The broadcast system that decrypts the signal with the Company’s set-top-box and appropriate smart cards, can carry up to 800 digital channels of pay-TV programs and value added multimedia services. Currently, the services consists of 148 channels, including a 48-channel basic package and 100 pay channels bundled into various value added packages, such as World Movie, Life & Leisure, World Sports, News, Drama and Family.

As of March 31, 2006, the Company migrated over 160,000 out of approximately 410,000 subscribers in Nanhai. During the quarter, the Company decided to purchase new digital set-top-box which is integrated with new middle ware technology from a new STB supplier. The advanced set-top-box will enable the Company to provide additional value added services which can be deployed in the future according to a business plan of the Company.

In September 2005, the Company commenced trials of HDTV broadcasts, providing dramatically improved resolution and sound quality to select subscribers. In the first quarter of 2006, the Company deployed on an IP (Internet Protocol) based STB which was equipped with a Java platform and an Ethernet port to facilitate various interactive services we intend to offer in the future; such as targeted advertising, interactive TV programs, online shopping and console games, as well as interactive education services. The Company is currently negotiating partnerships with various vendors to provide interactive services, transforming a television set into an interactive multimedia platform.

In early May of 2006, the Company in Nanhai moved its office into a new premise with more than 10,000 sq. ft. The new office building is also the headquarter of Nanhai TV Bureau and Network Company.

TV advertising sales

In August 2005, the Company acquired 100% control of Guangdong M-Rider Media Company Limited through our strategy partner - HuaGuang. M-Rider is an advertising sales company engaged in the distribution of television commercials. The Company pays fixed fees to the television stations and is responsible for reselling commercial airtime to international and local advertising customers, either directly or through agents. The Company also provides consulting on scheduling and other issues like media planning and arrangement to enhance the effectiveness of clients’ commercial.

In December 2005, M-Rider signed its largest wholesaler contract with Southern International Media Advertising Co., Ltd., to manage and operate the commercial airtime of a provincial station’s channel for a one year term starting on January 1, 2006, extendable for an additional year. This model also has the potential to be applied to other TV stations in other cities as well as in other provinces throughout China.

Index

TV program production and investment

With a growing subscription base, we intend to capitalize on our distribution platform through the production of original programming. Our plan is to develop a long-term presence in television program production, but we realize that program production is a relatively high risk venture. In order to obtain sufficient production experience, we have decided to participate through a strategic partner, Guangdong Runshi Movie & Music Production Co., Ltd., which has two ingredients essential for success in China: a Class A license that allows filming before submitting to censorship, which is cost effective, and a good program distribution network.

We have made a minority investment in two television series, XiGuan Affairs, with 40 episodes, and The Story of a Small Town, with 24 episodes. XiGuan Affairs has already generated revenue in the last quarter of 2005 and the first quarter of 2006. The production of The Story of a Small Town has been completed and will begin marketing and sales in the second quarter of 2006.

TV Channel Operation

In January 2006, the Company entered into an acquisition agreement, through its VIE, HuaGuang to purchase the media assets and personnel of Guiyang Classic & Fashion Advertising Co., Ltd., a television program production and advertising company in China. The target’s management team has over a decade of business experience in the media industry and a track record of successful television program production for different television channels.

In February 2006, the Company’s VIE, HuaGuang, entered into two joint venture agreements with a provincial television station for a term of 20 years engaging HuaGuang in a TV channel operation starting in May 2006, including content management, advertising sales and program production. Pursuant to the joint venture contracts, the provincial television station provides the exclusive use of a television channel, including production resources and equipment, while outsourcing its entire advertising time slots into the two joint ventures for an initial term of five years. One of the joint ventures, with 49% of the interest owned by HuaGuang, is responsible for sourcing and producing content, as well as schedule planning. The second joint venture, with 51% ownership interest by HuaGuang, will serve as the exclusive advertising agent to manage TV commercials. With a potential coverage of 8 million households, the channel is scheduled to have approximately 1,700 hours of self-produced television content each year, focusing on lifestyle and entertainment programs.

The Company relied on three suppliers for approximately 99% of its purchases in the first quarter of 2006 for the Nanhai digitalization of TV system in the Nanhai project and relied on one TV channel for approximately 90% of its purchase of TV advertising time slot in the first quarter of 2006 for the advertising agency sales of M-Rider. As of March 31, 2006, accounts payable to these suppliers amounted to $2,526,207, $1,966,491 and $336,784 for the Nanhai project, and $50,181 for M-Rider’s operations, respectively. Management believes that there are alternate sources of supply in the event that any of these suppliers ceased to provide goods and services to the Company.

For the three months period ended March 31, 2006, the Company did not derive revenue from any one customer that amounted to more than 10% of its total revenue.

At present, some of our targeted businesses are subject to certain restrictions in the PRC. In order to enable us to invest in certain media sectors such as TV advertising and content production before related government regulations and policies are opened up to foreign investors, we have strategically partnered with a Chinese registered company, Guangdong HuaGuang DigiMedia Culture Development Limited (“HuaGuang”), formerly known as Guangdong Pukonyi Culture Development Limited, to hold investments in programs production and advertising operations on our behalf. In this way, we are not the direct owner of the programming and advertising operations. We anticipate that this arrangement will be continued until further relaxation of broadcasting policy in China. Before transferring the entire equity interest in HuaGuang to us according to our Alliance Agreement with HuaGuang, we have obtained control and manage the operations of HuaGuang and receive 90% of its gross profit through various levels of agreements signed between our subsidiaries in China and HuaGuang. We have been advised by our Chinese counsel that these arrangements are necessary because we, a Nevada corporation, are considered a foreign company for the purposes of Chinese foreign investment laws. They also benefit the Company inasmuch as the Company can control and have the economic benefit of investment through HuaGuang, even though it is not the legal owner of these investments.

Index

RESULTS OF OPERATIONS

Other Comprehensive Income

We had other comprehensive income, for the three months ended March 31, 2006 of $43,300. The gain is principally attributable to the appreciation of RMB against the Dollar.

Net Income

We had net income of $444,549, or $0.01 per common share for the three months ended March 31, 2006, compared to the net income of $437,853 for the same period ended March 31, 2005. The increase in net income was attributable to the increase in number of basic digital television subscribers and subscription of additional value-added services in Nanhai operations in comparison with the same period in 2005. Net income before taxes and minority interests increased by 65% to $724,381 from last period of 2005. The marginal increase in net income was primarily due to an increase of income taxes provision of $285,559 for the three months ended March 31, 2006.

Minority Interest

Minority interest in the statement of operation represents the minority shareholders’ share of the profits in our consolidated variable interest entity. For the three months ended March 31, 2006, we recognized minority’s share of our profit of $5,727.

Earnings before interest, tax, depreciation and amortization (“EBITDA”)

EBITDA for the three months ended March 31, 2006 was $1,209,008. The increase of $508,217, or 73%, over $700,791 for the three months ended March 31, 2005 was primarily due to the substantial increases in total revenue.

Sales

Total net sales increased by $2,703,249 or 272% from $993,472 for the three months ended March 31, 2005 to $3,696,721 for the same period ended March 31, 2006. The increase in total net sales was due to the consolidation of revenue from the newly acquired subsidiary, M-Rider and the share of the revenue from the investment in the television series. Together with an increase in the number of television subscribers, sales of value-added services and the increase of commercial accounts, total revenues for digital television operations had contributed a growth for the three months ended March 31, 2006 as compared to the comparable period in 2005. Advertising revenue was a new income source upon acquisition of M-Rider. In December 2005, M-Rider signed its largest wholesaler contract with Southern International Media Advertising Co., Ltd. to manage and operate the commercial airtime of a provincial station’s channel starting on January 1, 2006. For the first quarter, total revenue from television advertising represented 47% of the total revenues of the Company.

Due to business expansion of the Company into the agency business of television advertising, gross profit margin dropped significantly from 88% during the three months ended March 31, 2005 to 48% during the three months ended March 31, 2006.

Index

Expenses

Selling, general, administrative and depreciation and amortization expenses for the three months ended March 31, 2006 increased by $695,105 or 160% to $1,129,897 in comparison with the three month period ended March 31, 2005. Selling, general and administrative expenses increased by $380,194 for the three months ended March 31, 2006 over the same period last year due to an increase in business activities, appointment of additional personnel for the development of new value-added products and services and the operation of newly acquired subsidiary. Depreciation and amortization increased by $314,912 for the three months ended March 31, 2006 due to the increase in the acquisition of STBs for the migration project in Nanhai.

Liquidity and Capital Resources

On March 31, 2006, we had cash of $1,521,682 and a working capital surplus of $222,480. This compares with cash of $93,606 and a working capital deficit of $2,087,620 at March 31, 2005. The increase in cash and improvement in working capital from a deficit to a surplus was mainly due to receivable collections from Nanhai Network Company, increased retained earnings and additional paid in capital for the Company. Operating activities had a net generation of cash in the amount of $1,763,494 during the three months ended March 31, 2006 reflecting an excess of revenues over expenditure and increased depreciation as mentioned above.

Net cash used in investing activities for the three months ended March 31, 2006 was $1,780,524 as compared with net cash used in investing activities of $406,221 for the three months ended March 31, 2005. The increase in net cash used in investing activities was due to an increase in purchases of STBs and investment in subsidiaries, compared to the comparable period in 2005.

Net cash provided by financing activities for the three months ended March 31, 2006 was $387,500. The net cash provided by financing activities was attributable through a private placement.

We continued to receive cash from Nanhai Network Company according to the project schedule and plan of television digitalization migration. The Company's investment in STBs and smart cards remained the substantial accounts payable at March 31, 2006. Due to our acquisition and expansion of operations, additional cash was invested. Two additional joint venture investments are expected to commence operation in the second quarter of 2006.

ITEM 3. CONTROLS AND PROCEDURES

Quarterly Evaluation of Controls

As of the end of the period covered by this quarterly report on Form 10-QSB, we evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by our President and Chief Executive Officer, Ng Chi Shing ("CEO") and Lui Chi Keung, our Chief Financial Officer ("CFO"). In this section, we present the conclusions of our CEO and CFO based on and as of the date of the Evaluation, (i) with respect to the effectiveness of our Disclosure Controls, and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls.

CEO and CFO Certifications

Attached to this quarterly report, as Exhibits 31.1 and 31.2, are certain certifications of the CEO and CFO, which are required in accordance with the Exchange Act and the Commission's rules implementing such section (the "Rule 13a-15(c)/15d-(e) Certifications"). This section of the quarterly report contains the information concerning the Evaluation referred to in the Rule 13a-15(c)/15d-(e) Certifications. This information should be read in conjunction with the Rule 13a-15(c)/15d-(e) Certifications for a more complete understanding of the topic presented.

Index

Disclosure Controls and Internal Controls

Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to the Company is made known to the CEO and the CFO by others, particularly during the period in which the applicable report is being prepared. Internal Controls, on the other hand, are procedures which are designed with the objective of providing reasonable assurance that (i) our transactions are properly authorized, (ii) the Company's assets are safeguarded against unauthorized or improper use, and (iii) our transactions are properly recorded and reported, all to permit the preparation of complete and accurate financial statements in conformity with accounting principals generally accepted in the United States.

Limitations on the Effectiveness of Controls

Our management does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well developed and operated, can provide only reasonable, but not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision -making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of a system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Evaluation

The CEO and CFO's evaluation of our Disclosure Controls and Internal Controls included a review of the controls' (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this quarterly report. In the course of the Evaluation, the CEO and CFO sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls, and to make modifications if and as necessary. Our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

Among other matters, we sought in our Evaluation to determine whether there were any significant deficiencies or material weaknesses in our Internal Controls, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, or whether we had identified any acts of fraud, whether or not material, involving management or other employees who have a significant role in our Internal Controls. This information was important for both the Evaluation, generally, and because the Rule 13a-15(c)/15d-(e) Certifications, Item 5, require that the CEO and CFO disclose that information to our Board and to our independent auditors, and to report on related matters in this section of the quarterly report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions". These are control issues that could have significant adverse affect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce, to a relatively low level, the risk that misstatement cause by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employee in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Evaluation, and in each case, if a problem was identified; we considered what revisions, improvements and/or corrections to make in accordance with our ongoing procedures.

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

Index

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On May 24, 2005, a Complaint was filed against us, among others, in the United States District Court for the Southern District of New York, in a matter captioned as “Ziegler, Ziegler & Associates LLP and Scott Ziegler, Plaintiffs, v. China Digital Media Corporation and John Does 1-10, Defendants.” In the Complaint, the Plaintiffs allege, among other things, that we and John Does 1-10 used Plaintiff Scott Zeigler’s e-mail address and Plaintiff Ziegler, Ziegler & Associates, LLP’s internet domain name to distribute promotional information about us over the internet. The Plaintiffs seek a several types of relief, including damages in an amount not less than $1,250,000. Pre-trial discovery has commenced in the matter. The file number of the civil action is 05 CV 4960. We made a motion to dismiss the complaint on the grounds that the Plaintiffs failed to establish that the District Court for the Southern District has personal jurisdiction over CDMC.  The Court has allowed the Plaintiffs to take discovery on the jurisdictional issue only, before deciding whether it will allow Plaintiffs to prosecute their case.  Plaintiffs have started, but not yet completed jurisdictional discovery.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 15, 2006, the Company issued 310,000 shares of our restricted common stock to Asia Achieve Holdings Limited for an aggregate consideration of $387,500, and in connection therewith, the Company and Asia Achieve Holdings Limited entered into a Stock Purchase Agreement on March 14, 2006. Proceeds of the issuance of stock were used as working capital by the Company.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None

Item 6. Exhibits and Reports

Index

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

REPORTS DESCRIPTION OF REPORT

Form 8-K, filed 1-03-06 Disclosure of appointment of two new Board members of the Company

Form 8-K, filed 1-04-06 Disclosure of sale of $1.0 million of common stock to Manta Finance Limited in a private placement

Form 8-K, filed 1-18-06 Disclosure of entry into a Management Agreement for three years with Daniel Ng, Chairman and CEO

Form 8-K, filed 2-06-06 Disclosure of Huagang’s entry into an Asset Transfer Agreement with Guiyang Classic & Fashion Advertising Co., Ltd.

Form 8-K, filed 2-22-06 Disclosure of Huagang’s entry into two separate joint venture agreements with respect to a provincial television station

Form 8-K, filed 5-10-06 Disclosure of ownership restructuring and transfer by Daniel Ng of 23,250,000 shares of common stock and 1,875,000 shares of Series A Convertible Preferred Stock of the Company to Modern Delta Holdings Limited, an investment holding company controlled by Daniel Ng

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA DIGITAL MEDIA CORPORATION (Registrant)

Date: May 15, 2006	By:	/s/ Lui Chi Keung
Lui Chi Keung Chief Financial Officer

Date: May 15, 2006	By:	/s/ Ng Chi Shing
Ng Chi Shing Chief Executive Officer