Form 10QSB
period 2006-06-30
CHINA DIGITAL MEDIA CORP
filed 2006-08-16
CIK 821524

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Number of shares of common stock outstanding as of August 11, 2006: 31,757,365

Number of shares of preferred stock outstanding as of August 11, 2006: 1,875,000

Index

ITEM 1.

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2006
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$472,466
Accounts receivable, net	7,435,979
Inventories, net	1,159,396
Due from a related company	89,744
Other receivables and prepaid expenses	1,111,117
Total Current Assets	10,268,702

INTANGIBLE ASSETS	394,901
INVESTMENTS IN TELEVISION SERIES, NET	662,871
INVESTMENTS IN AFFILIATE	177,947
PROPERTY AND EQUIPMENT, NET	13,546,813
TOTAL ASSETS	$25,051,234

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$8,740,539
Other payables and accrued liabilities	292,996
Due to a director	76,957
Due to a stockholder	199,922
Due to a related company	161,769
Value added tax and other taxes payable	78,350
Income tax payable	2,542,306
Total Current Liabilities	12,092,839

COMMITMENTS AND CONTINGENCIES	-

MINORITY INTERESTS	130,651

STOCKHOLDERS' EQUITY
Series A convertible preferred stock, $0.001 par value, 40,000,000 shares
authorized,1,875,000 shares issued and outstanding	1,875
Series B convertible preferred stock, $0.001 par value, 1,000 shares
authorized, Nil share issued and outstanding	-
Common stock, $0.001 par value, 500,000,000 shares authorized,
31,727,365 shares issued and outstanding	31,727
Additional paid-in capital	5,909,892
Deferred stock compensation	(39,633)
Retained earnings
Unappropriated	6,005,886
Appropriated	956,343
Accumulated other comprehensive loss	(38,346)
Total Stockholders' Equity	12,827,744

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$25,051,234

Index

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (UNAUDITED)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2006	2005	2006	2005
NET REVENUE
Revenue from digitalization of television signals	$2,151,935	$1,008,441	$3,607,306	$1,699,542
Revenue from television advertising	1,994,673	-	3,726,706	-
Revenue from software development	10,372	-	33,223	-
Revenue from investments in television series	391	-	175,020	-
Government grant received	313,233	302,370	625,070	604,741
	4,470,604	1,310,811	8,167,325	2,304,283

COST OF REVENUE	(2,010,149)	(79,639)	(3,946,013)	(200,664)

GROSS PROFIT	2,460,455	1,231,172	4,221,312	2,103,619

OPERATING EXPENSES
Selling, general and administrative expenses	652,092	234,197	1,203,941	405,853
Depreciation and amortization	683,372	291,075	1,261,420	554,211
Total Operating Expenses	1,335,464	525,272	2,465,361	960,064

INCOME FROM OPERATIONS	1,124,991	705,900	1,755,951	1,143,555

OTHER INCOME (EXPENSES)
Equity in loss of affiliate	(1,402)	-	(1,402)	-
Interest income	8,266	-	25,518	-
Other income	174	-	78,121	-
Other expenses	-	(249)	-	(51)
Interest paid to a related company, director and stockholder	(4,657)	-	(6,434)	-
Total Other Income (Expenses), net	2,381	(249)	95,803	(51)

NET INCOME BEFORE TAXES AND MINORITY INTERESTS	1,127,372	705,651	1,851,754	1,143,504

Income tax expenses	(355,392)	-	(640,951)	-
Minority interests	14,193	-	19,920	-
NET INCOME	$786,173	$705,651	$1,230,723	$1,143,504

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation (loss) gain	(42,940)	-	360	-

COMPREHENSIVE INCOME	$743,233	$705,651	$1,231,083	$1,143,504

Net income per share-basic	$0.02	$0.02	$0.04	$0.04

Net income per share-diluted	$0.02	$0.00	$0.03	$0.00

Weighted average number of shares outstanding during the period - basic	31,700,698	29,579,968	31,332,747	26,315,543

Weighted average number of shares outstanding during the period- diluted	41,075,698	404,579,968	40,707,747	402,982,209

Index

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 and 2005
(UNAUDITED)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,230,723	$1,143,504
Adjusted to reconcile net income to cash provided
by operating activities:
Equity in loss of affiliate	1,402	-
Amortization - cost of revenue	108,244	-
Depreciation	1,261,420	554,211
Stock issued for services	60,200	-
Minority interests	(19,920)	-
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable, net	(2,991,892)	(1,641,458)
Other receivables and prepaid expenses	(360,527)	(69,622)
Inventories, net	(733,369)	(305,057)
Due from a related company	(89,744)	-
Increase (decrease) in:
Due to a director	-	75,923
Due to a stockholder	71,238	-
Due to related parties	20,332	57,239
Accounts payable	4,514,200	950,686
Other payables and accrued liabilities	2,340	8,650
Value added tax and other taxes payable	62,020	(6,425)
Income tax payable	667,954	-
Net cash provided by operating activities	3,804,621	767,651

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in affiliate	(179,350)	-
Purchase of property and equipment	(4,858,352)	(1,237,040)
Net cash used in investing activities	(5,037,702)	(1,237,040)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from private placement	387,500	375,763
Investment from a minority stockholder	122,514	-
Loan from a related company	128,684	-
Net cash provided by financing activities	638,698	375,763

NET DECREASE IN CASH AND CASH EQUIVALENTS	(594,383)	(93,626)

EFFECT OF EXCHANGE RATE ON CASH	(57,063)	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,123,912	160,177

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$472,466	$66,551

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING AND INVESTING ACTIVITIES:
During 2006, the Company issued 335,308 shares of restricted common stock for outstanding participation costs in the production of television series.
During 2006, the Company issued 40,000 shares of restricted common stock valued $46,600 for consulting services.

Index

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006 (UNAUDITED)

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's consolidated financial position at June 30, 2006, the consolidated results of operations for the three and six months ended June 30, 2006 and 2005, and consolidated statements of cash flows for the six months ended June 30, 2006 and 2005. The consolidated results for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2006. These consolidated financial statement should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2005 appearing in the Company's annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

(B)	Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements for the three months and six months ended June 30, 2006 include the unaudited financial statements of China Digital Media Corporation (“CDMC”) and its wholly owned or controlled subsidiaries, China Digimedia Holding Limited (“CDHL”), Arcotect (Guangzhou) Limited (“AGL”), Guangdong M-Rider Media Company (“M-Rider”) and Digimedia Services (Shenzhen) Limited (“Digimedia Shenzhen”) and its 90% variable interest entity (“VIE”) in Guangdong HuaGuang DigiMedia Culture Development Limited (“HuaGuang”) and 51% owned subsidiary of HuaGuang in Guizhou Guishi Digimedia Advertising Company Limited (“Guishi Digimedia”) (collectively, “the Company”). The Company accounts for 49% investment held by HuaGuang in Guizhou Guishi Huaguang Media Company Limited (“Guishi Huaguang”) using the equity method. The minority interest represents the minority shareholders’ 10% and 54.1% proportionate share of the results of HuaGuang and Guishi Digimedia respectively.

The accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2005 include the financial statements of CDMC and its wholly owned subsidiaries, CDHL and AGL.

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

Index

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006 (UNAUDITED)

Government grant

The local government of Nanhai City also approved a grant of Rmb10,000,000 ($1,247,348) each year for five years from 2003 to finance the purchase of STB and smart cards for sale and lease to subscribers. The grant is recognized as revenue on receipt from the local government.

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

NOTE 2 - INVESTMENT IN AFFILIATE

On May 8, 2006, the Company’s 90% VIE, HuaGuang, set up Guishi Huaguang, a joint venture which HuaGuang owns 49% interest, located in China. The joint venture was formed to provide television programming services with a life of 20 years.

The Company’s effective interest of 44.1% in Guishi Huaguang is accounted for using the equity method of accounting and is stated at cost plus equity in undistributed earnings since acquisition. The Company’s share of the loss for the three months and six months ended June 30, 2006 was $1,402.

A summary of the unaudited condensed financial statements of the affiliate as of June 30, 2006 is as follows:

Current assets	$374,314
Non-current assets	263
Total Assets	374,577

Current liabilities	2,715
Stockholders’ equity	371,862
Total Liabilities and Stockholders’ Equity	374,577

Revenues	$-
Gross Profit	-
Net loss	(3,180)

Index

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006 (UNAUDITED)

The Company’s share of the loss for the three months and six months ended June 30, 2006 is as follows:

Company share at 44.1%	$(1,402)
Equity in loss of affiliate	$(1,402)

NOTE 3 - ACQUISITION

On April 10, 2006, the Company, through its 90% VIE HuaGuang, set up Guishi Digimedia, a joint venture which HuaGuang owns 51% of the common stock of Guishi Digimedia. Guishi Digimedia was incorporated on April 10, 2006 and the Company paid cash of $127,514 for the registered capital of Guishi Digimedia.

NOTE 4 - SEGMENT INFORMATION

The Company operates in five reportable segments; digitalization of television signals, television advertising sales, software development, investment in television series and other. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from operations. All inter-company transactions between segments have been eliminated on consolidation. As a result, the components of operating income for one segment may not be comparable to another segment. The following is an unaudited summary of our segment information for the six months ended June 30, 2006 and 2005:

	Digitalization			Investments
	of Television	Television	Software	in television
	Signals	Advertising	Development	series	Others	Total
2006
Revenues	$4,232,376	$3,726,706	$33,223	$175,020	$-	$8,167,325
Gross profit	3,657,415	475,087	33,180	55,630	-	4,221,312
Total assets	19,962,610	3,537,762	68,235	929,611	553,016	25,051,234
Capital expenditure	4,843,604	12,679	2,069	-	-	4,858,352
Depreciation and amortization	1,224,881	8,120	6,372	18,147	3,900	1,261,420

2005
Revenues	$2,273,243	$-	$7,782	$-	$23,258	$2,304,283
Gross profit	2,072,945	-	7,417	-	23,257	2,103,619
Total assets	8,998,598	-	122,795	-	46,144	9,167,537
Capital expenditure	1,230,959	-	-	-	6,081.00	1,237,040
Depreciation and amortization	546,180	-	5,579	-	2,452	554,211

Index

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006 (UNAUDITED)

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Capital commitments

According to the amended Articles of Association of AGL, CDHL has to fulfill registered capital contributions of $5 million within two years from July 16, 2004. As of June 30, 2006, the Company has fulfilled $4,899,127 of the registered capital requirement and has outstanding registered capital commitments of $100,873.

Contingent consideration

During 2005, the Company acquired all of the issued and outstanding capital of M-Rider for a total consideration of $1,047,559 of which $132,927 was payable in cash and $914,632 payable by the issue of shares of the Company’s common stock. On the effective date of August 25, 2005, CDHL paid the cash consideration of $132,927 and 29,158 shares of the Company’s common stock having a value of $62,141 were issued to the stockholders of M-Rider. As of June 30, 2006, the Company is contingently liable to issue shares of common stock to the value of $852,491 one year from the effective date, adjusted proportionately for the achievement by M-Rider by that date that their net operating cash flow is not less than $1,129,512.

On January 31, 2006, HuaGuang entered into an Asset Transfer Agreement (the “AT Agreement”) with Guiyang Classic & Fashion Advertising Co., Limited (“Guiyang Classic”), a television program production company organized and existing under the laws of the PRC, pursuant to which HuaGuang will acquire all media related businesses, assets, contracts and management from Guiyang Classic. Pursuant to the terms of the AT Agreement, the Company will pay $2,200,000 to Guiyang Classic by a combination of cash and restricted common stock of the Company, subject to certain adjustments in the event that the acquired assets generate a profit of less of than $2,500,000 in the next two years. The completion of this transaction is subjected to certain conditions, including official PRC Government approval and due diligence. The Company expects to complete the acquisition during the third quarter of 2006.

Contingences

The Company accounts for loss contingencies in accordance with SFAS 5 “Accounting for Loss Contingencies”, and other related guidance. Set forth below is a description of certain loss contingencies as of June 30, 2006 and management’s opinion as to the likelihood of loss in respect of each loss contingency.

On May 24, 2005, Ziegler, Ziegler & Associates LLP and Scott Ziegler filed a Complaint against the Company in the United States District Court for the Southern District of New York for using their internet domain name to distribute the Company’s promotional information over the internet. The Plaintiffs seek several types of damages in an amount not less than $1,250,000. The Company’s counsel was instructed to vigorously defend the action as the emails in question were distributed by a party not hired nor associated with the Company. Accordingly, no provision has been made as of June 30, 2006.

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

The Company has made a settlement offer to the plaintiff of $9,000 and is awaiting the plaintiff’s response. The Company has accrued $9,000 as at June 30, 2006.

NOTE 6 - COMMON STOCK

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

On June 5, 2006, the Company issued 40,000 shares of restricted common stock with a fair value of $46,400 to a consultant. The Company relied on an exemption from registration pursuant to Section 4(2) under the Securities Act in connection with the issuance of the shares. During 2006, the Company recognized expense of $23,200 and recorded deferred stock compensation of $23,200 as of June 30, 2006, for services provided.

During 2006, the Company recognized expense of $34,000 and recorded deferred stock compensation of $16,433 as of June 30, 2006, for services provided by CEOcast, Inc. for one year commencing from September 27, 2005.

During 2006, CDHL contributed registered capital of $660,012 to AGL.

Index

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006 (UNAUDITED)

NOTE 7 - RELATED PARTY TRANSACTIONS

On April 20, 2006, the Company entered into an agreement with a related company to advance a total of $128,205 to support the research and development on the Middleware Applications for digital TV set-top box. The advance will be used to pay for license fees in the future and other expenses or refunded to the Company if the application cannot be applied to the Company’s set-top boxes. As of June 30, 2006, the Company has advanced $89,744 to the related company.

As of June 30, 2006, a director and a related company loaned to the Company $76,957 and $161,769 respectively as short-term unsecured loans. The loans bear interest at 6% per annum and have no fixed repayment terms.

As of June 30, 2006, a stockholder loaned to the Company $199,922 as short-term unsecured loans. The loan bears interest at 6% per annum and has no fixed repayment terms.

NOTE 8 - SUBSEQUENT EVENTS

(1) Registered capital contribution

On July 13, 2006, the Company fulfilled its outstanding registered capital commitment to AGL of $100,873.

(2) Sale of securities

On July 7, 2006, the Company sold 20 units of securities to a corporate investor for $1,000,000 and on July 21, 2006, the Company sold 2 units of securities to an accredited investor for $100,000. Each “Unit” consists of (i) a 8% interest bearing convertible debenture in the principal amount of $50,000, convertible at $0.80 per share and matured on the earlier of: (a) one year from the first anniversary of the subscription agreement or (b) the date of a closing of a firm underwritten public offering of securities of the Company’s common stock or other securities, (ii) a five-year Class A warrant to purchase 62,500 shares of its common stock, par value $0.001 per share at an exercise price of $0.90 per share, (iii) a five-year Class B warrant to purchase 31,250 shares of its common stock at an exercise price of $2.00 per share, (iv) a Class J warrant to purchase 31,250 shares of its common stock at an exercise price of $0.80 per share exercisable for 12 months starting on June 1, 2007, (v) a six-year Class C warrant to purchase 31,250 shares of its common stock at an exercise price of $0.90 per share on the same terms as the Class A Warrant, provided that it is only exercisable if the Class J Warrant has already been exercised, and (vi) a six-year Class D warrant to purchase 15,625 shares of its common stock at an exercise price of $2.00 per share on the same terms as the Class B Warrant, provided that it is only exercisable if the Class J Warrant has already been exercised; and further provided that only investors purchasing greater than $250,000 in Units received the warrants set forth in (iv), (v), and (vi) above. The securities issuable upon conversion of the debenture and exercise of the warrants are eligible for certain registration rights. Additionally, the investors agreed to enter into a 90 day post-Public Offering lock-up on the securities issuable upon conversion of the debenture and exercise of the warrants. For the 90 days after such period, the investors have agreed not to sell more than five percent (5%) of its outstanding common stock, on a fully diluted basis, as of the date of such sale. The Company paid commissions of 10% to a registered broker-dealer in connection with this financing.

(3) Stock issued for Services

During July 2006, the Company issued 30,000 shares of common stock having a fair value of approximately $30,000 to a consultant for services to be performed through July 2007.

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
.
We are engaged in the media industry in the PRC, the business of broadcasting media and cable television. Our business plan is to strengthen our branding and to enlarge our presence and involvement in the media industry through investments, mergers, acquisitions and alliance partnerships. In view of the rapid growth and potential opportunities we believe exist in China's media industry, we will continue to invest our resources into the media market throughout China.

Cable TV operations and digital broadcast technology development

Arcotect (Guangzhou) Ltd. (“AGL”), a wholly owned foreign subsidiary of CDMC doing business in China, is the sole contractor and operator of digital television (“DTV”) services in Nanhai, Guangdong Province, a city with over 410,000 residential and commercial cable television subscribers.

On February 6, 2004, we signed a 20-year Co-operative Agreement for Total Migration into DTV System for the Nanhai District and subsequently signed a supplementary agreement on July 8, 2005 (collectively, the “Co-operative Agreements”) with Nanhai Network Company, a city-owned cable network operator in Guangdong Province. Pursuant to the Co-operative Agreements, the Company is responsible for migrating all cable television subscribers in Nanhai from an analog to a digital system (“Migration”) by the end of 2007.

Index

Under the Co-operative Agreement, the Company is a sole contractor and operator of digital TV in Nanhai. The Company is responsible for supplying all subscribers with a digital set-top-box on a lease basis to subscribers. If subscribers want an additional set-top-box, the subscriber must purchase the set-top-box from the Company. The Company is also responsible for providing operational support services including migration planning, marketing and sales, software development, customer service and logistics administration. The Company’s proprietary operating support system automates many of the processes, such as database management, billing, work orders and inventory control, and assists in the operation of a 24/7 call center for technical support and customer care.

The broadcast system that decrypts the signal with the Company’s set-top-box and appropriate smart cards can carry up to 800 digital channels of pay-TV programs and value added multimedia services. Currently, the services consist of 148 channels, including a 48-channel basic package and 100 pay channels bundled into various value added packages, such as World Movie, Life & Leisure, World Sports, News, Drama and Family.

As of June 30, 2006, the Company migrated over 200,000 subscribers into digital system according to our schedule out of approximately 410,000 subscribers in Nanhai. The Company has deployed an IP (Internet Protocol) based set-top-box which is integrated with new middleware applications, JAVA Runtime, XML browser, which is developed by Arable Media Limited, a software developer specialised in middleware products and applications for digital TV set-top box and broadcasting technologies. The Company believes the advanced set-top-box will enable the Company to provide additional value added services which can be deployed in the future; such as targeted advertising, interactive TV programs, online shopping and console games, as well as interactive education services.

In May 2006, the Company commercially launched high definition TV broadcasts, providing dramatically improved resolution and sound quality, in which 3 high definition TV channels are packaged in our pay-TV programs. The Company is currently negotiating partnerships with various vendors to provide interactive services, transforming a television set into an interactive multimedia platform.

In early May of 2006, the Company in Nanhai moved its office into a new premise with more than 10,000 sq. ft. The new office building is also headquarters to Nanhai TV Bureau and Nanhai Network Company.

TV advertising sales

In August 2005, the Company acquired 100% control of Guangdong M-Rider Media Company Limited (“M-Rider”) through our VIE and strategic partner - HuaGuang. M-Rider is an advertising sales company engaged in the distribution of television commercials. The Company pays fixed fees to the television stations and is responsible for reselling commercial airtime to international and local advertising customers, either directly or through agents. The Company has many years of experience in providing consultancy and media planning to clients, and assisting clients to professionally deliver their message precisely to their targeted audiences in an efficient way. In addition, the Company believes that it can manage advertising resources more effectively to enhance value of the advertising space.

In December 2005, M-Rider signed its largest wholesaler contract with Southern International Media Advertising Co., Ltd., to manage and operate the commercial airtime of a provincial station’s channel for a one year term starting on January 1, 2006, extendable for an additional year. As of June 30, 2006, M-Rider generated approximately $3.6 million revenue for selling advertising space in which over 230 brand names advertised on the managed channel. This successful model could be applied to other TV stations in other cities as well as in other provinces throughout China.

Index

TV channel management and program production

With a growing subscription base, we intend to capitalize on our distribution platform through the production of original programming. Our plan is to develop a long-term presence in television program production, but we realize that program production is a relatively high risk venture. In order to obtain sufficient production experience, we have decided to participate through a strategic partner, Guangdong Runshi Movie & Music Production Co., Ltd., which has two ingredients essential for success in China: a Class A license that allows filming to take place before submitting the film content for censorship, which makes the process very cost effective, and a good program distribution network. We have made a minority investment in two television series, XiGuan Affairs, with 40 episodes, and The Story of a Small Town, with 24 episodes.

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

In February 2006, the Company’s VIE, HuaGuang, entered into two joint venture agreements with a provincial television station for a term of 20 years. HuaGuang is engaged to operate a TV channel commencing May 2006; such operations to include content management, advertising sales and program production. Pursuant to the joint venture contracts, the provincial television station will provide the exclusive use of a television channel, including production resources and equipment, while outsourcing its entire advertising air time slots to the two joint ventures for an initial term of five years and the term is extendable. Guishi Digimedia, a 51% subsidiary of HuaGuang will serve as the exclusive advertising agent to manage the TV commercials. Guishi Huaguang, a 49% owned interest of HuaGuang, will be responsible for sourcing and production content, as well as schedule planning. Currently, over 100 professionals and experienced staff are working on the production, planning and scheduling, contents sourcing where the channel is focusing on fashion, entertainment, lifestyle and sports, 24 hours a day.

The Company relied on three suppliers for approximately 99% of its purchases in the first quarter of 2006 for the Nanhai digitalization of TV system in the Nanhai project and relied on one TV channel for approximately 90% of its purchase of TV advertising time slots in the first quarter of 2006 for the advertising agency sales of M-Rider. As of June 30, 2006, accounts payable to these suppliers amounted to $5,186,257, $2,406,846 and $524,278 for the Nanhai project, and $686,458 for M-Rider’s operations, respectively. Management believes that there are alternative sources of supply in the event that any of these suppliers cease or otherwise become unreliable to provide goods and services to the Company.

For the six months period ended June 30, 2006, the Company did not derive revenue from any one customer that amounted to more than 10% of its total revenue.

At present, some of our targeted businesses are subject to certain governmental restrictions in the PRC. In order to enable us to invest in certain media sectors such as TV advertising and content productions before government regulations and policies in this field are opened to foreign investors, we have strategically partnered with a Chinese registered company, Guangdong HuaGuang DigiMedia Culture Development Limited (“HuaGuang”), formerly known as Guangdong Pukonyi Culture Development Limited, to hold investments in programs production and advertising operations on our behalf. We are therefore not the direct owner of the programming and advertising operations, whilst HuaGuang became a Variable Interest Entity (“VIE”) of the Company. We anticipate that this arrangement will be continued until further relaxation of the broadcasting policy in China. According to our Alliance Agreement with HuaGuang, we have Board and management control and operations of HuaGuang and are entitled to receive 90% of its gross profit. We have been advised by our Chinese counsel that these arrangements are necessary for the Company to control and benefit from its investments through HuaGuang, even though it is not the legal owner of these investments.

Index

RESULTS OF OPERATIONS

Sales

Total net sales for the three months ended June 30, 2006 increased by $3,159,793 or 241% to $4,470,604 from $1,310,811 for the same period ended June 30, 2005. For six months ended June 30, 2006, we recorded total revenue of $8,167,325, or 254% increase compared to total revenue of $2,304,283 for the same period last year. The increase in total net sales was due to the consolidation of revenue from the newly acquired subsidiary, M-Rider and the joint venture operation in Guiyang. Together with an increase in the number of television subscribers, sales of value-added services and the increase of commercial accounts, total revenues for digital television operations had contributed a growth for the three months ended June 30, 2006 as compared to the comparable period in 2005. Advertising revenue was a new income source upon acquisition of M-Rider and establishment of new joint venture in Guiyang. Although the joint venture in Guiyang has just commenced in operation from May of 2006, the company had made a contribution of $117,842 of revenue to the advertising revenue segment.

Due to business expansion of the Company into the agency and joint venture business of television advertising and channel management, gross profit margin dropped from 94% during the three months ended June 30, 2005 to 55% during the three months ended June 30, 2006.

Expenses

Selling, general, administrative and depreciation and amortization expenses for the three months ended June 30, 2006 increased by $810,192 or 154% to $1,335,464 in comparison with the three month period ended June 30, 2005. Selling, general, administrative and depreciation and amortization expenses were $2,465,361 for the six months ended June 30, 2006, increased by $1,505,297, compared to the same period ended June 30, 2006. Selling, general and administrative expenses increased by $417,895 for the three months ended June 30, 2006 over the same period last year due to an increase in business activities, appointment of additional personnel for the development of new value-added products and services and the operation of newly established joint venture company. Depreciation and amortization increased by $392,297 for the three months ended June 30, 2006 mainly due to the increase in the acquisition of STBs for the migration project in Nanhai.

Income from Operation

Income from operation for the three and six months ended June 30, 2006 was $1,124,991 and $1,755,951 respectively. The increase of $419,091, or 59%, over $705,900 for the three months ended June 30, 2005 was primarily due to the continued increases in total revenue and gross profit.

Minority Interest

Minority interest in the statement of operation represents the minority shareholders’ share of the profits in our consolidated variable interest entity and 51% subsidiary. For the six months ended June 30, 2006, we recognized minority’s share of our profit of $19,920.

Net Income

We had net income of $786,173 and $1,230,723, or $0.02 and $0.04 per common share for the three and six months period ended June 30, 2006, compared to the net income of $705,651 and $1,143,504 for the same period ended June 30, 2005 respectively. The increase in net income was attributable to the increase in number of digital television subscribers in Nanhai operations in comparison with the same period in 2005. Net income before taxes and minority interests increased by 60% to $1,127,216 for the three months ended June 30, 2006 from last period.

Index

Liquidity and Capital Resources

On June 30, 2006, we had cash of $472,446 and a working capital deficit of $1,824,137. This compares with cash of $66,551 and a working capital deficit of $1,603,438 at June 30, 2005. The increase in cash was mainly due to receivable collections from Nanhai Network Company, increased retained earnings and additional paid in capital for the Company. Operating activities had a net generation of cash in the amount of $3,804,621 during the six months ended June 30, 2006 reflecting an excess of revenues over expenditure, and increased depreciation as mentioned above.

Net cash used in investing activities for the six months ended June 30, 2006 was $5,037,702 as compared with net cash used in investing activities of $1,237,040 for the six months ended June 30, 2005. The increase in net cash used in investing activities was due to an increase in purchases of STBs and investment in subsidiaries, compared to the comparable period in 2005.

Net cash provided by financing activities for the six months ended June 30, 2006 was $638,698. The majority of net cash provided by financing activities was attributable through a private placement.

We continued to receive cash from Nanhai Network Company according to the project schedule and plan of television digitalization migration. The Company's investment in STBs and smart cards remained the substantial accounts payable at June 30, 2006. Due to our acquisition and expansion of operations, additional cash was invested. Two additional joint venture investments commenced operation in the second quarter of 2006.

Foreign Currency Translation Risk

The Company’s major operation is in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the United States dollars (“US$”) and the Chinese Renminbi (“RMB”). On July 21, 2005, PRC let the RMB to fluctuate ending its decade-old valuation peg to the US$. The new RMB rate reflects an approximately 2% increase in value against the US$. Historically, the PRC government has benchmarked the RMB exchange ratio against the US$, thereby mitigating the associated foreign currency exchange rate fluctuation risk. The Company does not believe that its foreign currency exchange rate fluctuation risk is significant, especially if the PRC government continues to benchmark the RMB against the US$

The financial statements of the subsidiaries (whose functional currency is HK$ or RMB) are translated into US$ using the closing rate method. The balance sheet items are translated into US$ using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year. All exchange differences are recorded within equity. Translation gain for the six months ended June 30, 2006 was $360.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13d-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, the chief executive officer and principal financial officer have concluded that the Company’s current disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company was made known to them by others, particularly during the period in which this Quarterly Report on Form 10-QSB was being prepared.

Changes in Internal Controls

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2006, we issued certain unregistered securities as described in our Form 8-K filed July 13, 2006.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On May 10, 2006, for value received, Ng Chi Shing (“Mr. Ng”), Chairman and Chief Executive Officer of the Registrant, executed an Irrevocable Stock Power and assigned all of his right, title and interest in and to 23,250,000 shares of Common Stock and 1,875,000 shares of Series A Convertible Preferred Stock of the Registrant to Modern Delta Holdings Limited, a limited liability company organized under the laws of the British Virgin Islands (“Modern Delta”). As a result of this transfer, all of his shares of capital stock of the Registrant will be held by an investment holding company controlled by Mr. Ng.

After the transfer, Mr. Ng will continue to be the beneficial owner of 23,250,000 shares of Common Stock and 1,875,000 shares of Series A Convertible Preferred Stock, at such term as defined in Rule 13d-3 under the Exchange Act, with the holdings of Modern Delta together representing 79.45% of the Registrant’s total combined voting power.

The ownership restructuring enabled Mr. Ng to transfer all of his shares of capital stock to Modern Delta, an investment holding company, and it also enabled him to consummate the promised transfer of an indirect 25.168% interest in these stockholdings to Mr. Chen Lu, Director of Business Development of the Registrant, a member of the Board of Directors of the Registrant and a minority shareholder of Modern Delta. Mr. Ng will continue as Chairman and Chief Executive Officer of the Registrant, and he will also be the Chairman, sole Board member and majority shareholder of Modern Delta.

Index

Item 6. Exhibits

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

CHINA DIGITAL MEDIA CORPORATION (Registrant)

Date: August 16, 2006	By:	/s/ Ng Chi Shing
Ng Chi Shing Chief Executive Officer Chief Financial Officer