Form 10QSB
period 2006-09-30
CHINA DIGITAL MEDIA CORP
filed 2006-11-20
CIK 821524

 U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

      OF 1934 for the quarterly period ended September 30, 2006

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

Number of shares of common stock outstanding as of November 13, 2006: 31,757,365

Number of shares of preferred stock outstanding as of November 13, 2006: 1,875,000

INDEX TO FORM 10-QSB

Page No.

PART I

Item 1. Financial Statements (Unaudited)	3

Condensed Consolidated Balance Sheet
- September 30, 2006 (unaudited)	3

Condensed Consolidated Statements of Operations And Comprehensive Income
Nine Months and Three Months Ended September 30, 2006 and 2005 (unaudited)	4

Condensed Consolidated Statements of Cash Flows
- Nine Months Ended September 30, 2006 and 2005 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6-12

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations	13-17

Item 3. Controls and Procedures	17

PART II

Item 1. Legal Proceedings	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3. Defaults Upon Senior Securities	18

Item 4. Submission of Matters to a Vote of Security Holders	18

Item 5. Exhibits and Reports	18

Index

ITEM 1.

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2006
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$250,021
Accounts receivable, net of allowances	9,609,477
Inventories	516,020
Other receivables and prepaid expenses	1,455,791
Total Current Assets	11,831,309

INTANGIBLE ASSETS	392,521
INVESTMENTS IN TELEVISION SERIES, NET	610,223
INVESTMENTS IN AFFILIATES	321,979
PROPERTY AND EQUIPMENT, NET	13,358,246
TOTAL ASSETS	$26,514,278

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Convertible debentures	$1,100,000
Accounts payable	7,688,868
Other payables and accrued liabilities	1,287,199
Due to a director	84,472
Due to a related company	92,792
Value added tax payable	8,640
Income tax payable	2,726,397
Total Current Liabilities	12,988,368

COMMITMENTS AND CONTINGENCIES	-

MINORITY INTERESTS	87,249

STOCKHOLDERS' EQUITY
Series A convertible preferred stock ($0.001par value, 40,000,000 shares authorized,1,875,000 shares issued and outstanding as of
September 30, 2006)	1,875
Series B convertible preferred stock ($0.001par value, 1,000 shares
authorized,Nil shares issued and outstanding)	-
Common stock ($0.001 par value, 500,000,000 shares authorized,
31,757,365 shares issued and outstanding as of
September 30, 2006)	31,757
Additional paid-in capital	5,939,862
Deferred stock compensation	(1,333)
Retained earnings
Unappropriated	6,597,226
Appropriated	956,343
Accumulated other comprehensive loss	(87,069)
Total Stockholders' Equity	13,438,661

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$26,514,278

The accompanying notes are an integral part of these condensed consolidated financial statements

Index

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (UNAUDITED)

	For the three months		For the nine months
	ended		ended
	September 30.		September 30.
	2006	2005	2006	2005
NET SALES
Revenue from digitalizaiton of television signals	$1,906,869	$2,170,918	$5,592,296	$3,870,460
Revenue from television advertising	2,090,339	-	5,817,045	-
Revenue from software development	8,284	-	41,507	-
Revenue from investment in television series	90,510	-	265,530	0
Government grant received	323,252	314,569	948,322	919,310
	4,419,255	2,485,487	12,664,700	4,789,770

COST OF SALES	(2,800,292)	(807,562)	(7,972,911)	(1,546,106)

GROSS PROFIT	1,618,962	1,677,925	4,691,789	3,243,664

OPERATING EXPENSES
Selling, general and administrative expenses	852,992	314,535	2,056,933	720,388
Depreciation and amortization	48,183	11,759	82,997	28,090
Total Operating Expenses	901,175	326,294	2,139,930	748,478

INCOME FROM OPERATION	717,787	1,351,631	2,551,859	2,495,186

OTHER INCOME (EXPENSES)
Equity loss of affiliates	253	-	(1,149)	-
Interest income	968	268,142	2,632	268,091
Volume discounts earned	-	1,826,868		1,826,868
Other income	1,900	-	25,753	-
Interest expenses	(4,948)	(5,554)	(4,948)	(5,554)
Interest paid to related companies and directors	(5,663)	-	(12,097)	-
Total Other Income / (Expenses), net	(7,491)	2,089,456	10,191	2,089,405

NET INCOME BEFORE TAXES AND MINORITY INTERESTS	710,296	3,441,087	2,562,050	4,584,591

Income tax expense	(162,358)	-	(803,309)	-

Minority interests	43,402	36	63,322	36
NET INCOME	$591,340	$3,441,123	$1,822,063	$4,584,627

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	(48,723)	3,902	(48,363)	3,902

COMPREHENSIVE INCOME	$542,617	$3,445,025	$1,773,700	$4,588,529

Net income per share-basic - two classes method	$0.02	$0.11	$0.05	$0.16

Net income per share-diluted	$0.01	$0.01	$0.04	$0.01

Weighted average number of shares outstanding during the year - basic	31,748,365	30,087,468	31,471,286	27,572,851

Number of preferred shares outstanding during the year	1,875,000	1,875,000	1,875,000	1,875,000

Weighted average number of shares outstanding during the year- diluted	41,220,139	405,087,468	40,878,544	403,683,962

The accompanying notes are an integral part of these condensed consolidated financial statements

Index

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 and 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,822,063	$4,584,627
Adjusted to reconcile net income to cash provided
by operating activities:
Equity loss of affiliate	1,149	-
Amortization - cost of sales	160,892	-
Depreciation - cost of sales	1,980,385	885,920
Depreciation	82,997	21,752
Stock issued for services	128,500	-
Minority interests	(63,322)	-
Changes in operating assets and liabilities
(Increase)/decrease in:
Accounts receivable	(5,165,390)	(3,216,071)
Other receivables and prepaid expenses	(705,200)	(2,811,524)
Inventories, net	(89,993)	(51,083)
Due from a director	-	41,576
Increase/(decrease) in:
Due to related companies	(125,602)	293,241
Accounts payable	3,462,529	(64,819)
Other payables and accrued liabilities	996,543	2,680,644
Value added tax payable	(7,690)	21,450
Income tax payable	852,045
Net cash provided by operating activities	3,329,906	2,385,713

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in affiliate	(323,128)	(200,221)
Purchase of property and equipment	(5,590,817)	(4,268,264)
Net cash used in investing activities	(5,913,945)	(4,468,485)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock issuance in private placement	387,500	-
Proceeds from issuance of common stock	-	2,387,662
Investments from a minority stockholder	122,514	-
Proceeds from convertible debentures	1,100,000	-
Due to a stockholder	-	384,908
Due to a director	84,472	-
Net cash provided by financing activities	1,694,486	2,772,570

EFFECT OF EXCHANGE RATE ON CASH	14,662	-

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(874,891)	689,798

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,124,912	159,928

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$250,021	$849,726

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	3,348	5,554
Cash paid for income tax	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements

Index

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006 (UNAUDITED)

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's consolidated financial position at September 30, 2006, the consolidated results of operations for the three and nine months ended September 30, 2006 and 2005, and consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005. The consolidated results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2006. These consolidated financial statement should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2005 appearing in the Company's annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

(B)	Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements for the three months and nine months ended September 30, 2006 include the unaudited financial statements of China Digital Media Corporation (“CDMC”) and its wholly owned or controlled subsidiaries, China Digimedia Holding Limited (“CDHL”), Arcotect (Guangzhou) Limited (“AGL”), Guangdong M-Rider Media Company (“M-Rider”) and Digimedia Services (Shenzhen) Limited (“Digimedia Shenzhen”) and its 90% variable interest entity (“VIE”) in Guangdong HuaGuang DigiMedia Culture Development Limited (“HuaGuang”) and 51% owned subsidiary of HuaGuang in Guizhou Guishi Digimedia Advertising Company Limited (“Guishi Digimedia”) (collectively, “the Company”). The Company accounts for its 49% investment held by HuaGuang in Guizhou Guishi Huaguang Media Company Limited (“Guishi Huaguang”) and its 20% investment held by CDHL in Arable Media Limited (“Arable”) using the equity method. The minority interests represent the minority shareholders’ 10% and 54.1% proportionate share of the results of HuaGuang and Guishi Digimedia respectively.

The accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2005 include the financial statements of CDMC and its wholly owned subsidiaries, CDHL and AGL.

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

Government grant

The local government of Nanhai City also approved a grant of Rmb10,000,000 each year for five years from 2003 to finance the purchase of STB and smart cards for sale and lease to subscribers. The grant is recognized as revenue on receipt from the local government.

Index

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006 (UNAUDITED)

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

NOTE 2 - INVESTMENT IN AFFILIATES

On May 8, 2006, the Company’s 90% VIE, HuaGuang, set up Guishi Huaguang, a joint venture which HuaGuang owns 49% interest, located in China. The joint venture was formed to provide television programming services for a period of 20 years.

The Company’s effective interest of 44.1% in Guishi Huaguang is accounted for using the equity method of accounting and is stated at cost plus equity in undistributed earnings or losses since acquisition. The Company’s share of the net income/(loss) for the three months and nine months ended September 30, 2006 was $263 and ($1,139) respectively.

A summary of the unaudited condensed financial statements of the affiliate as of September 30, 2006 is as follows:

Current assets	$377,758
Non-current assets	253
Total Assets	$378,011

Current liabilities	$1,264
Stockholders’ equity	376,747
Total Liabilities and Stockholders’ Equity	$378,011

Revenues	$-
Gross Profit	$-
Net loss	$(2,583)

Index

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006 (UNAUDITED)

The Company’s share of the loss for the nine months ended September 30, 2006 is as follows:

Company share at 44.1%	$(1,139)
Equity in loss of affiliate	$(1,139)

On August 23, 2006, the Company subscribed to 20% equity interest in Arable, a limited liability company organized and existing under the laws of Hong Kong and the Company paid cash of $2,552 for the share capital of Arable.

The Company’s effective interest of 20% in Arable is accounted for using the equity method of accounting and is stated at cost plus equity in undistributed earnings since subscription.

Current assets	$32
Non-current assets	333,644
Total Assets	$333,676

Non-current liabilities	$376,597
Stockholders’ equity	(42,921)
Total Liabilities and Stockholders’ Equity	$333,676

Revenues	$-
Gross Profit	$-
Net loss	$(55,733)

The Company’s share of the loss for the period from the date of subscription to September 30, 2006 is as follows:

Company share at 20%	$(10)
Equity in loss of affiliate	$(10)

NOTE 3 - SEGMENT INFORMATION

The Company operates in five reportable segments; digitalization of television signals, television advertising sales, software development, investment in television series and others. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from operations. All inter-company transactions between segments have been eliminated on consolidation. As a result, the components of operating income for one segment may not be comparable to another segment. The following is an unaudited summary of our segment information for the nine months ended September 30, 2006 and 2005:

	Digitalization			Investments
	of Television	Television	Software	in television
	Signals	Advertising	Development	series	Others	Total
2006
Revenues	$6,540,618	$5,817,045	$41,507	$265,530	$0	$12,664,700
Gross profit	3,437,525	830,170	339,507	84,588	0	4,691,789
Total assets	20,077,910	4,420,163	52,965	1,100,684	862,555	26,514,278
Capital expenditure	5,061,156	416,272	3,507	104,137	5,745	5,590,817
Depreciation and amortization	1,999,880	20,166	9,730	27,532	6,074	2,063,382

2005
Revenues	$4,403,692	$354,927	$7,893	$0	$23,258	$4,789,770
Gross profit	3,102,492	110,391	7,523	-	23,258	3,243,664
Total assets	13,056,124	1,017,880	95,724	0	1,390,171	15,559,899
Capital expenditure	4,392,036	60,690	5,398	-	10,361	4,468,485
Depreciation and amortization	894,554	438	8,569	0	4,111	907,672

Index

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006 (UNAUDITED)

NOTE 4 - EARNINGS PER SHARE

Earnings per share on a diluted basis were $ 0.01 and $0.04 for the three and nine months period ended September 30, 2006. As of September 30, 2006, we have outstanding:

- 31,757,365 shares of common stock;
- 1,875,000 shares of preferred stock;
- 125,000 shares of common stock to be issued upon conversion of convertible debentures;
- warrants to purchase 125,000 shares of common stock at an exercise price of $0.90 per share, expire in July 2011; and
- warrants to purchase 62,500 shares of common stock at an exercise price of $2.00 per share, expire in July 2011.

In accordance with paragraph 40 and 41 of SFAS 128 and EITF 03-6, basic and diluted earnings per share on a two classes method for the three months and nine months ended September 30, 2006 are calculated as follows:

	For the three months ended September 30, 2006	For the nine months ended September 30, 2006
Earnings
Net Income	591,340	1,822,063

Income available to common stockholders	591,340	1,822,063

Basic - 2 classes method
Income available to common stockholders	591,340	1,822,063

Weighted-average common stock outstanding	31,748,365	31,471,286
Number of preferred stock	1,875,000	1,875,000

Basic earnings per share - Common Stock	0.02	0.05
Basic earnings per share - Preferred Stock	0.02	0.05

Diluted
Income available to common stockholders	591,340	1,822,063
Income available to common stockholders and assumed conversions	592,940	1,823,663

Weighted-average common stock outstanding	31,748,365	31,471,286
Number of preferred stock - converted bases	9,375,000	9,375,000
Weighted-average common stock outstanding for 8% convertible debenture - assumed conversions	96,774	32,258

Diluted weighted-average common stock outstanding	41,220,139	40,878,544

Diluted earnings per share	0.01	0.04

Warrants to purchase 125,000 shares of common stock at $0.90 per share and 62,500 shares of common stock at $2.0 per share were outstanding as of September 30, 2006 but were not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the market price of the common shares. The warrants, which expire on July 30, 2011, were still outstanding on September 30, 2006.

Index

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006 (UNAUDITED)

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Contingent consideration

During 2005, the Company acquired all of the issued and outstanding capital of M-Rider for a total consideration of $1,047,559 of which $132,927 was payable in cash and $914,632 payable by the issue of shares of the Company’s common stock. On the effective date of August 25, 2005, CDHL paid the cash consideration of $132,927 and 29,158 shares of the Company’s common stock having a value of $62,141 were issued to the stockholders of M-Rider. As of September 30, 2006, the Company is contingently liable to issue shares of common stock to the value of $852,491 one year from the effective date, adjusted proportionately for the achievement by M-Rider by that date that their net operating cash flow is not less than $1,129,512.

On January 31, 2006, HuaGuang entered into an Asset Transfer Agreement (the “AT Agreement”) with Guiyang Classic & Fashion Advertising Co., Limited (“Guiyang Classic”), a television program production company organized and existing under the laws of the PRC, pursuant to which HuaGuang will acquire all media related businesses, assets, contracts and management from Guiyang Classic. Pursuant to the terms of the AT Agreement, the Company will pay $2,200,000 to Guiyang Classic by a combination of cash and restricted common stock of the Company, subject to certain adjustments in the event that the acquired assets generate a profit of less of than $2,500,000 in the next two years. The completion of this transaction is subjected to certain conditions, including official PRC Government approval and due diligence. The Company expects to complete the acquisition during 2006.

Contingencies

The Company accounts for loss contingencies in accordance with SFAS 5 “Accounting for Loss Contingencies”, and other related guidance. Set forth below is a description of certain loss contingencies as of September 30, 2006 and management’s opinion as to the likelihood of loss in respect of each loss contingency.

On May 24, 2005, Ziegler, Ziegler & Associates LLP and Scott Ziegler filed a Complaint against the Company in the United States District Court for the Southern District of New York for using their internet domain name to distribute the Company’s promotional information over the internet. The Plaintiffs seek several types of damages in an amount not less than $1,250,000. The Company’s counsel was instructed to vigorously defend the action as the emails in question were distributed by a party not hired nor associated with the Company. Accordingly, no provision has been made as of September 30, 2006.

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

The Company has made a settlement offer to the plaintiff of $9,000 and is awaiting the plaintiff’s response. The Company has accrued $9,000 as at September 30, 2006.

NOTE 6 - COMMON STOCK

On March 15, 2006, the Company issued 310,000 shares of restricted common stock at $1.25 per share to a corporate investor for an aggregate consideration of $387,500 under a Stock Purchase Agreement dated March 14, 2006. The Company relied on an exemption from registration pursuant to Regulation S under the Securities Act of 1933 in connection with the issuance of these shares.

On March 29, 2006, the Company issued 2,381 shares of restricted common stock with a fair value of $3,000 to a consultant retained by a stockholder. The fair value of $3,000 on this stock issue was charged to the stockholder’s account in the accompanying financial statements. The Company relied on an exemption from registration pursuant to Section 4(2) under the Securities Act in connection with the issuance of these shares.

Index

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006 (UNAUDITED)

On March 30, 2006, the Company issued 335,308 shares of restricted common stock with a fair value of $577,065 for the outstanding participation costs in the production of two television series. The Company relied on an exemption from registration pursuant to Section 4(2) under the Securities Act in connection with the issuance of these shares.

On June 5, 2006, the Company issued 40,000 shares of restricted common stock with a fair value of $46,400 to a consultant. The Company relied on an exemption from registration pursuant to Section 4(2) under the Securities Act in connection with the issuance of these shares. During 2006, the Company recognized expense of $46,400 as of September 30, 2006, for services by the consultant.

During July 27, 2006, the Company issued 30,000 shares of restricted common stock having a fair value of approximately $30,000 to a consultant for services to be performed through July 2007. The Company relied on an exemption from registration pursuant to Section 4(2) under the Securities Act in connection with the issuance of these shares. During 2006, the Company recognized expense of $28,667 and recorded deferred stock compensation of $1,333 as of September 30, 2006, for services by the consultant.

During 2006, CDHL contributed registered capital of $779,207 to AGL.

NOTE 7 - CONVERTIBLE DEBENTURES

On July 7, 2006, the Company sold 20 units of securities to a corporate investor for $1,000,000 and on July 21, 2006, the Company sold 2 units of securities to an accredited investor for $100,000. Each “Unit” consists of (i) a 8% interest bearing convertible debenture in the principal amount of $50,000, convertible at $0.80 per share and matured on the earlier of: (a) one year from the first anniversary of the subscription agreement or (b) the date of a closing of a firm underwritten public offering of securities of the Company’s common stock or other securities, (ii) a five-year Class A warrant to purchase 62,500 shares of its common stock, par value $0.001 per share at an exercise price of $0.90 per share, (iii) a five-year Class B warrant to purchase 31,250 shares of its common stock at an exercise price of $2.00 per share, (iv) a Class J warrant to purchase 31,250 shares of its common stock at an exercise price of $0.80 per share exercisable for 12 months starting on June 1, 2007, (v) a six-year Class C warrant to purchase 31,250 shares of its common stock at an exercise price of $0.90 per share on the same terms as the Class A Warrant, provided that it is only exercisable if the Class J Warrant has already been exercised, and (vi) a six-year Class D warrant to purchase 15,625 shares of its common stock at an exercise price of $2.00 per share on the same terms as the Class B Warrant, provided that it is only exercisable if the Class J Warrant has already been exercised; and further provided that only investors purchasing greater than $250,000 in Units received the warrants set forth in (iv), (v), and (vi) above. The securities issuable upon conversion of the debentures and exercise of the warrants are eligible for certain registration rights.

The conversion prices for the convertible debentures and warrants are fixed and the Company has adequate authorized shares for such future conversions of the convertible debentures and warrants.

NOTE 8 - RELATED PARTY TRANSACTIONS

On August 23, 2006, the Company entered into an agreement with a 20% affiliate to advance a total of $768,738 to support the research and development on the middleware applications for digital TV set-top box. The advances will be used to pay for license fees in the future and other expenses or refunded to the Company if the applications cannot be applied to the Company’s set-top boxes. As of September 30, 2006, the Company has advanced $137,772 to the affiliate. The advances are interest free for a period of five years and thereafter interest is charged at the rate of LIBOR plus 2% on the outstanding balance.

As of September 30, 2006, a director and a related company loaned to the Company $84,472 and $92,792 respectively as short-term unsecured advances. The loans bear interest at 6% per annum and have no fixed repayment terms.

As of September 30, 2006, a stockholder loaned to the Company $136,324 as short-term unsecured loans. The loan bears interest at 6% per annum and has no fixed repayment terms.

Index

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006 (UNAUDITED)

NOTE 9 - SUBSEQUENT EVENTS

(1) On October 25, 2006, the Company received a notice from a corporate investor not to exercise the option and to request the Company to repurchase 310,000 shares of restricted common stock at the repurchase price of $1.41 per share at a total of $436,548 under a Stock Purchase Agreement dated March 15, 2006.

(2) Sale of securities

On November 17, 2006, the Company completed a private equity financing with four accredited investors for $3,000,000, $1,000,000 of which was rolled over from the investor of the sale completed on July 7, 2006 (see Note 7). The investor’s previously purchased securities were returned to the Company in partial exchange for the units issued on this private equity financing. Upon the closing of this private equity financing, the investor waived all rights associated with the previously purchased securities and waived all interest payments accrued on the previously purchased securities.

Under the private equity financing, the Company sold 30 units of securities. Each unit consists of (i) an eighteen-month interest bearing convertible debenture in the principal amount of $100,000, convertible at $0.45 per share, (ii) a six-year Class A warrant to purchase 222,222 shares of the Company’s common stock, par value $0.001 per share at an exercise price of $0.80 per share, a (iii) six-year Class B warrant to purchase 222,222 shares of the Company’s common stock at an exercise price of $1.20 per share, and (iv) a six-year Class C warrant to purchase 111,111 shares of the Company’s common stock at an exercise price of $2.25 per share.

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

As of September 30, 2006, the Company has migrated about 220,000 subscribers into the digital system and the migration program is on schedule. The Company has deployed an IP (Internet Protocol) based set-top-box which is integrated with new middleware applications, JAVA Runtime, XML browser, which is developed by Arable Media Limited, a software developer specialised in middleware products and applications for digital TV set-top box and broadcasting technologies. The Company believes the advanced set-top-box will enable the Company to provide additional value added services which can be deployed in the future; such as targeted advertising, interactive TV programs, online shopping and console games, as well as interactive education services.

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

On August 23, 2006, the Company entered into a Subscription Agreement and Cooperation Agreement (the “Agreement”) with Manta Finance Limited to subscribe 20% equity interest in Arable Media Limited, a wholly owned subsidiary of Manta Finance limited (“Arable Media”). Arable Media is engaged in the business of developing middleware software and applications for digital TV set-top boxes such as those deployed by the Company in its digital roll-out program in the City of Nanhai. The Company believes that Arable could assist in developing customized applications for our digital TV subscribers which could provide new sources of revenue from our existing customers in Nanhai and other cities.

TV advertising sales

In August 2005, the Company acquired 100% control of Guangdong M-Rider Media Company Limited (“M-Rider”) through our VIE and strategic partner - HuaGuang. M-Rider is an advertising sales company engaged in the distribution of television commercials. The Company pays fixed fees to the television stations and is responsible for reselling commercial airtime to international and local advertising customers, either directly or through agents. The Company has many years of experience in providing consultancy and media planning services to clients, and assisting them to deliver their messages precisely and professionally to their targeted audiences efficiently. In addition, the Company believes that it can manage advertising resources more effectively to enhance value of the advertising space.

In December 2005, M-Rider signed its largest wholesaler contract with Southern International Media Advertising Co., Ltd., to manage and operate the commercial airtime of a provincial station’s channel for a one year term starting on January 1, 2006, extendable for an additional year. As of September 30, 2006, M-Rider generated approximately $5.5 million revenue for selling advertising space in which over 230 brand names advertised on the managed channel. The Company believes this successful model could be applied to other TV stations in other cities as well as in other provinces throughout China.

Index

TV channel management and program production

With a growing subscription base, we intend to capitalize on our distribution platform through the production of original programming. Our plan is to develop a long-term presence in television program production, but we realize that program production is a relatively high risk venture. In order to obtain sufficient production experience, we have decided to participate through a strategic partner, Guangdong Runshi Movie & Music Production Co., Ltd., which has two ingredients we believe essential for success in China: a Class A license that allows filming to take place before submitting the film content for censorship, which makes the process very cost effective, and a good program distribution network. We have made a minority investment in two television series, XiGuan Affairs, with 40 episodes, and The Story of a Small Town, with 24 episodes.

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

The Company relied on three suppliers for approximately 99% of its purchases in the third quarter of 2006 for the Nanhai digitalization of TV system in the Nanhai project and relied on one TV channel for approximately 99% of its purchase of TV advertising time slots during the year of 2006 for the advertising agency sales of M-Rider. As of September 30, 2006, accounts payable to these suppliers amounted to $4,457,365, $2,041,946 and $531,061 for the Nanhai project, and $785,064 for M-Rider’s operations, respectively.

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

RESULTS OF OPERATIONS

Sales

Total net sales for the three months ended September 30, 2006 increased by $1,933,768 or 78% to $4,419,255 from $2,485,487 for the same period ended September 30, 2005. For nine months ended September 30, 2006, we recorded total revenue of $12,664,700, or 164% increase compared to total revenue of $4,789,770 for the same period last year. The increase in total net sales was due to the consolidation of revenue from the newly acquired subsidiary, M-Rider and the joint venture operation in Guiyang. Together with an increase in the number of television subscribers, sales of value-added services and the increase of commercial accounts, total revenues for digital television operations had contributed a growth for the nine months ended September 30, 2006 as compared to the comparable period in 2005. Advertising revenue was a new income source upon acquisition of M-Rider and establishment of new joint venture in Guiyang.

As required by SAB11:B, depreciation and amortization for property and equipment directly attributed to the generation of revenue was reclassified as under “cost of sales”. Due to the increase in the acquisition of STBs for the migration project in Nanhai and business expansion of the Company into the agency and joint venture business of television advertising and channel management, gross profit margin dropped from 68% to 37% during the three months ended September 30, 2005 and September 30, 2006 respectively; whereas it dropped from 68% to 37% during the nine months ended September 30, 2005 and September 30, 2006 respectively.

Index

Expenses

Selling, general, administrative and depreciation and amortization (not related directly to generation of revenue) expenses for the three months ended September 30, 2006 increased by $574,881 or 176% to $901,175 in comparison with the three month period ended September 30, 2005. Selling, general, administrative and depreciation and amortization expenses were $2,139,930 for the nine months ended September 30, 2006, increased by $1,391,452, compared to the same period ended September 30, 2006. Selling, general and administrative expenses increased by $538,457 and $1,336,545 for the three months and the nine months ended September 30, 2006 respectively over the same period last year due to an increase in business activities, appointment of additional personnel for the development of new value-added products and services and the operation of newly established joint venture company. Depreciation and amortization increased by $36,424 and $54,907 for the three months and the nine months ended September 30, 2006 respectively.

Income from Operation

Income from operation for the three and nine months ended September 30, 2006 was $717,787 and $2,551,859 respectively. The decrease of $633,844, or 47%, over $1,351,631 for the three months ended September 30, 2006 was owing to the increase in general and administrative expenses from consolidation of agency and joint venture business of television advertising and channel management, and due to corporate funding.

Minority Interests

Minority interests in the statement of operation represent the minority shareholders’ share of the profits in our consolidated variable interest entity and a 51% subsidiary. For the nine months ended September 30, 2006, we recognized minority’s share of our profit of $63,322.

Net Income

Net income after tax were $591,340 and $1,822,063 for the three and nine months period ended September 30, 2006, compared to the net income of $3,441,087 and $4,584,627 for the same period ended September 30, 2005 respectively. The decrease in net income was because of the recognition of a one time payment discount from a STB supplier in the same period of 2005 and provision made for income tax that has not been provided for in the same period of last year.

Liquidity and Capital Resources

On September 30, 2006, we had cash of $250,021 and a working capital deficit of $1,157,059. This compares with cash of $849,726 and a working capital deficit of $221,132 at September 30, 2005. The decrease in cash was mainly due to the increase in purchases of STBs in Nanhai project as compared with the same period of last year.

Operating activities had a net generation of cash in the amount of $3,329,906 during the nine months ended September 30, 2006 reflecting an excess of revenues over expenditure, and increased depreciation as mentioned above.

Index

Net cash used in investing activities for the nine months ended September 30, 2006 was $5,913,945 as compared with net cash used in investing activities of $4,468,485 for the nine months ended September 30, 2005. The increase in net cash used in investing activities was due to the increase in purchases of STBs and investment in subsidiaries, compared to the comparable period in 2005.

Net cash provided by financing activities for the nine months ended September 30, 2006 was $1,694,486. The majority of net cash provided by financing activities was attributable through a private placement.

We continued to receive cash from Nanhai Network Company according to the project schedule and plan of television digitalization migration. The Company's investment in STBs and smart cards remained the substantial accounts payable at September 30, 2006. Due to our acquisition and expansion of operations, additional cash was invested. Two additional joint venture investments commenced operations in the second quarter of 2006.

Foreign Currency Translation Risk

The Company’s major operation is in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the United States dollars (“US$”) and the Chinese Renminbi (“RMB”). On July 21, 2005, PRC let the RMB to fluctuate ending its decade-old valuation peg to the US$. Historically, the PRC government has benchmarked the RMB exchange ratio against the US$, thereby mitigating the associated foreign currency exchange rate fluctuation risk. The Company does not believe that its foreign currency exchange rate fluctuation risk is significant.

The financial statements of the subsidiaries (whose functional currency is HK$ or RMB) are translated into US$ using the closing rate method. The balance sheet items are translated into US$ using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year. All exchange differences on currency translations are recorded within equity. Translation loss for the nine months ended September 30, 2006 was $87,069.

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

Index

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On May 24, 2005, a Complaint was filed against us, among others, in the United States District Court for the Southern District of New York, in a matter captioned as “Ziegler, Ziegler & Associates LLP and Scott Ziegler, Plaintiffs, v. China Digital Media Corporation and John Does 1-10, Defendants.” In the Complaint, the Plaintiffs allege, among other things, that we and John Does 1-10 used Plaintiff Scott Zeigler’s e-mail address and Plaintiff Ziegler, Ziegler & Associates, LLP’s internet domain name to distribute promotional information about us over the internet. The Plaintiffs seek a several types of relief, including damages in an amount not less than $1,250,000. Pre-trial discovery has commenced in the matter. The file number of the civil action is 05 CV 4960. We made a motion to dismiss the complaint on the grounds that the Plaintiffs failed to establish that the District Court for the Southern District has personal jurisdiction over CDMC.  The Court has allowed the Plaintiffs to take discovery on the jurisdictional issue only, before deciding whether it will allow Plaintiffs to prosecute their case.  Plaintiffs have started, but have not yet completed jurisdictional discovery.

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

The Company has made a settlement offer to the plaintiff of $9,000 and is awaiting the plaintiff’s response. The Company has accrued $9,000 as at September 30, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2006, we issued certain unregistered securities as described in our Form 8-K filed July 13, 2006.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Exhibits

EXHIBIT NO.           DESCRIPTION OF EXHIBIT

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the arbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA DIGITAL MEDIA CORPORATION (Registrant)

Date: November 20, 2006	By:	/s/ Ng Chi Shing
Ng Chi Shing Chief Executive Officer Chief Financial Officer