Form 10KSB
period 2006-12-31
CHINA DIGITAL MEDIA CORP
filed 2007-03-26
CIK 821524

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the year ended December 31, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

COMMISSION FILE NUMBER:001-14973

CHINA DIGITAL MEDIA CORPORATION
(Exact name of small business issuer as specified in its charter)

HAIRMAX INTERNATIONAL, INC.
(Former name of registrant)

Nevada
(State or other jurisdiction of incorporation or organization)

13-3422912
(IRS Employer identification No.)

2505-06, 25/F, Stelux House, 698 Prince Edward Road E. Kowloon, Hong Kong
(Address of principal executive offices)

(011) 852-2390-8600
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:    None.

Securities registered under Section 12(g) of the Exchange Act:    Common Stock, $.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or an amendment to this Form 10-KSB. [x]

State issuer's revenues for its most recent fiscal year: $15,523,026.

As of March 23, 2007, there were 31,602,365 common shares outstanding and the aggregate market value of the common shares (based upon the average of the bid price of $0.53 and the asked price of $0.55 reported by brokers) held by non-affiliates was approximately $4,510,277.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

Number of shares of common stock outstanding as of March 23, 2007: 31,602,365

Number of shares of preferred stock outstanding as of March 23, 2007: 1,875,000

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

PART I

ITEM 1. Description of Business

Historical Corporate Development

China Digital Media Corporation (”CDMC”) was previously known as HairMax International, Inc. (“Hairmax”), a Nevada corporation. It was incorporated in Nevada in 1987. Arcotect Digital Technology Limited, a corporation organized under the laws of Hong Kong, consummated a reverse merger with Hairmax in March, 2005, and Hairmax subsequently changed its name to China Digital Media Corporation. With the termination of the original businesses of Hairmax, all of China Digital Media Corporation’s businesses are now located in the People’s Republic of China (the “PRC” or ‘China”). Arcotect Digital Technology Limited has changed its name to China Digimedia Holdings Limited (“CDHL”), and is a wholly-owned subsidiary of CDMC.

CDHL was incorporated in Hong Kong on January 5, 2000 as an investment holding company. Its wholly owned subsidiary, Arcotect (Guangzhou) Ltd. (“AGL”), was incorporated in China as a wholly foreign owned limited liability company on September 24, 2001. AGL is engaged in software development, digital television subscriber and application platform development. AGL, through its Nanhai branch established on July 8, 2004, is engaged in the business of converting television signals from analog into digital signal systems using digital television set-top-boxes (“STB”) and smart cards.

On June 15, 2005, CDHL entered into a Strategic Alliance Agreement with shareholders of Guangdong HuaGuang Digimedia Culture Development Limited (“HuaGuang”) whereby CDHL held a 90% variable interest in HuaGuang. On January 24, 2007, CDHL exercised its right to hold 100% interest in HuaGuang.

On August 25, 2005, CDHL acquired a 100% interest in Guangdong M-Rider Media Company Limited (“M-Rider”), a limited liability company in the PRC. M-Rider operates primarily as a Chinese television advertising agency.

On October 17, 2005, CDHL established a wholly-owned subsidiary in China called Digimedia Services (Shenzhen) Limited (“Digimedia Shenzhen”). This subsidiary has no operations since its incorporation.

In February 2006, HuaGuang undertook two joint ventures with the Guizhou Television Station. Huaguang currently holds a 51% equity interest in Guizhou Guishi Digimedia Advertising Company Limited (“Guishi Digimedia”) and a 49% equity interest in Guizhou Guishi Huaguang Media Company Limited (“Guishi Huaguang”). Guishi Digimedia is a television advertising agency and Guishi Huaguang provides various services to television channels including program sourcing, schedule planning and the production of television programming.

On August 23, 2006, CDHL acquired a 20% interest in Arable Media Limited (“Arable”). Arable is engaged in the business of developing middleware software and applications for digital TV STB.

CDMC, CDHL, AGL, HuaGuang, M-Rider, Digimedia Shenzhen, Guishi Digimedia, Guishi Huaguang are hereinafter referred to as (“the Company”). Currently, the Company has approximately 285 employees located primarily in the PRC.

Recent Developments

Commencing January 1, 2007, the Company’s subsidiary, M-Rider, terminated an Advertising Distribution Agreement with a television station as the exclusive advertising agent in Guangdong province of China after one year of services. M-Rider will remain as an advertising agent but does not have to pay any fixed commitment fee to the television station.

On January 24, 2007, the Company exercised its option to request the former shareholders of HuaGuang to transfer all of their equity interest in HuaGuang to the Company for approximately US$10 in accordance to the Strategic Alliance Agreement dated June 15, 2006 between the Company and Guangdong Pukonyi Culture Development Limited (which was later renamed as HuaGuang), subject to the approval of all related laws of the People's Republic of China.

As of February 9, 2007, the Company’s subsidiary, M-Rider, entered into a Sole Agent Service Agreement (“Agreement”) with China Yellow River TV Station, a corporation organized and existing under the laws of the People's Republic of China (“YRT”). Pursuant to the terms of the Agreement, M-Rider will act as the sole advertising agent for YRT starting from January 1, 2007 and ending December 31, 2011, with an option to renew the Agreement for an additional five years upon its expiration.

Current Corporate Structure and Mission

For the year ended December 31 2006, CDMC owned the following subsidiaries:

(a)	100% of CDHL, an investment holding company incorporated in Hong Kong;
(b)	100% of AGL through CDHL, a limited liability company incorporated in China engaging in cable television operations and digital broadcasting technology development;
(c)	100% beneficial interest of M-Rider through CDHL, a limited liability company incorporated in China engaging in advertising sales business;
(d)
90% variable interest of HuaGuang under CDHL, a limited liability company incorporated in China investing in production of television series (As discussed above in “Recent Developments” in January 2007 the Company exercised its option to request the former shareholders of HuaGuang to transfer all of their equity interest in HuaGuang to the Company. This purchase is subject to the approval of all related laws of the People's Republic of China);

(e)	Two joint ventures formed under HuaGuang who owns 51% of Guishi Digimedia which is engaged in advertising sales and 49% of Guishi HuaGuang which is engaged in television channel operation;
(f)	100% of Digimedia Shenzhen through CDHL, a dormant company incorporated in China.

Besides, the Company holds 20% interest in Arable, a limited liability company incorporated in Hong Kong engaging in developing middleware software and application.

Broadcasting media and cable television operations in the PRC is our primary source of business, and is currently a growth industry in China. Our business plan is to strengthen our brand image and to enlarge our presence and involvement in the Chinese media industry through investment, mergers, acquisitions and partnership alliances. We continue to believe there will be rapid growth and potential opportunities in China's media industry, thus we plan continue to invest our resources into the market across China.

Operation Business

The Company is primarily involved in the following businesses in China:

1) Cable television operations and digital broadcast technology development;
2) Television channel operations and advertising sales; and
3) Television program production and investment.

Cable Television Operations and Digital Broadcast Technology Development

Arcotect (Guangzhou) Ltd. (“AGL”), a wholly owned foreign subsidiary of CDMC duly established under the laws of the PRC, is legally authorized to carry out the business activities enumerated in its PRC business license, namely research, production and the development of STB for digital television (“DTV”), computer software, software relating to information platform for DTV, software and hardware relating to DTV; sales and after sale services of self- manufactured products; carrying out network projects; and providing related consulting, technical, repair and maintenance services. AGL is the sole contractor providing services for the operation of DTV in Nanhai, located in Guangdong Province, a city with over 410,000 residential and commercial cable television subscribers.

On February 6, 2004, the Company signed a 20-year Co-operative Agreement for Total Migration into the DTV System for the Nanhai District and subsequently signed a supplementary agreement on July 8, 2005 (collectively, the “Cooperative Agreements”) with the Nanhai Network Company, a city-owned cable network operator located in Guangdong Province. Pursuant to the Co-operative Agreements, the Company is responsible for migrating all cable television subscribers in Nanhai from an analog to a digital system (“Migration”) by the end of 2007.

According to the Co-operative Agreements, AGL is entitled to share the subscription fees paid by all cable television subscribers as well as paid by DTV subscribers for additional services, including pay-TV services, and to receive the subscription fee for any additional STBs.

Under the Co-operative Agreements, the Company is responsible for supplying all subscribers with a digital STB on a lease basis to subscribers. If subscribers require an additional STB, they must purchase the STB from the Company and pay an additional subscription fee. The Company is also responsible for providing operational support services including migration planning, marketing and sales, software development, customer service and logistics administration. The Company’s proprietary operating support system automates many DTV business processes, such as database management, billings, work orders and inventory control, and assists in the operation of a 24/7 call center for technical support and customer care. The city-owned cable company retains management of the broadcasting system and the fiber-optic network and is responsible for compliance with national broadcasting policies.

In early May of 2006, the Company’s office located in Nanhai moved to a much larger facility with more than 10,000 sq. ft. The new office building is also headquarters to the Nanhai TV Bureau and the Nanhai Network Company.

On August 23, 2006, the Company entered into a Subscription Agreement and Cooperation Agreement (the “Agreement”) with Manta Finance Limited for the subscription of a 20% equity interest in Arable Media Limited, a wholly owned subsidiary of Manta Finance Limited. Arable is engaged in the business of developing middleware software and applications for digital TV STB similar to those deployed by the Company in its digital roll-out program in the City of Nanhai. The Company believes that Arable could assist in developing customized applications on the digital STB for DTV subscribers which could provide new sources of revenue from existing customers in Nanhai and other cities.

Migration to DTV Service
The Company has migrated approximately 84,000 subscribers totaling about 220,000 subscribers to the DTV system as of December 31, 2006, and the migration program continues to progress on schedule.

Basic Services
Basic service is available to all cable television subscribers, consisting of 48 channels of programming. This service is comprised of programming provided by national television networks, provincial and city television stations, and one channel provided by AGL. The basic subscription fee is approximately $26 per annum for the first STB, of which the Company shares $3 per annum for pre-2004 residential subscribers, and $13 per annum for post-2004 residential subscribers and all commercial subscribers.

Value Added Packages
The broadcast system that decrypts the signal for the Company’s STB and appropriate smart cards can carry up to 800 digital channels of pay-TV programs and value added multimedia services. Currently, the services consist of 151 channels, including a 48-channel basic package and 103 pay channels bundled into various value added packages, such as high definition channels, movie, life & leisure, sports, drama and family. The annual subscription fees for the value-added packages range from $15 to $150 each where the Company shares 70% of the subscription fees.

Addition STB
In the city of Nanhai, there is an average of more than two television sets per household. DTV subscribers can buy an additional STB from AGL for their other television sets and pay a subscription fee for the additional STB. The yearly subscription fee is approximately $15 for each additional STB.

Other Revenue Sources
AGL also generates revenues from installation services, through the sale of additional STB and reconnection services.

High-Definition Television (“HDTV”)

During 2006, the Company commercially launched high definition TV broadcast platform in which 3 high definition TV channels are packaged in pay-TV programs.

IP based STB
The Company deploys an IP (Internet Protocol) based STB which is integrated with new middleware applications, JAVA Runtime and XML browser, developed by Arable, a software developer that specialises in middleware products and applications for DTV STB and broadcasting technologies. The Company believes the advanced STB will enable the Company to provide additional value added services that can be deployed in the future; such as targeted advertising, interactive TV programs, online shopping, console games, stock trading and interactive education services. The Company is currently negotiating partnerships with various vendors to provide interactive services, transforming a television set into an interactive multimedia platform.

Customer and Technical Service
The operating support system, which is developed by AGL’s software team, manages all operating processes including technical support to customers, database management, billing services, inventory control, sales support, and call center services. AGL’s call center provides 24/7 call answering capability and other technical support services in which the call center handled over 300,000 enquiries in 2006.

Technology Development
From time to time, AGL works closely with our technology partners to develop new technologies and additional features in order to improve and enhance our operations and services. Since 2006, the Company has partnered with Arable to design middleware for additional functions and applications for the digital STB.

Sales, Marketing and Advertising
AGL has 95 persons in the sales and customer services team. The Company sells services through direct customer contact, retail outlets, door-to-door selling, television advertising and road show promotion.

Television Channel Management and Advertising Sales

M-Rider is a wholly owned subsidiary of the Company and a limited liabilities company registered in China. M-Rider is an advertising sales agent principally engaged in media planning, production, and distribution of advertisement through television channels and related consulting services. In 2006, M-Rider served over 230 brand names advertised on the managed channels.

During the year of 2006, M-Rider acted as an exclusive agent to manage the advertising timeslots for three television channels, one is a provincial television channel in Guangdong Province and two are city-level television channels in Nanhai city. M-Rider paid a fixed fee to the television stations and was responsible for selling advertising space to advertising customers as well as providing advice and consultation on scheduling and planning to enhance the effectiveness of their advertisements.

In January 17, 2007, M-Rider decided not to renew the exclusive agent agreement with the provincial television station in Guangdong Province, but to remain as an advertising agent and to not have to pay any fixed commitment fee to the television station.

In February, 2007, M-Rider signed a new five year sole agent service agreement (the “Sole Agent Agreement”) to provide consultation services and manage advertising time slots exclusively with China Yellow River TV Station (“CYR Station”), a television station located in Shanxi Province in China which has a population of over 30 million, starting from January 1, 2007. In addition, M-Rider has an option to renew the Agreement for an additional five years upon expiration of the Sole Agent Agreement on December 31, 2011.

According to the Sole Agent Agreement, M-Rider shall act as the sole agent and provide consultation services for media planning advisory, sales analysis and strategic planning to CYR Station. In return, M-Rider will get a media services fee based on the revenue generated and a performance bonus at the end of each fiscal year.

M-Rider will also provide CYR Station with weekly media analysis and weekly competition and ratings analysis reports. M-Rider will furnish a monthly report analyzing broadcast ratings, and media popularity trends including recommendations and consulting services for future media strategies.

Pricing of Advertising Sales Space
M-Rider sells advertising timeslots to customers directly or through advertising agents, including members of the American Association of Advertising Agencies, usually known as a 4As Company. The selling price of advertising timeslots is set in two folds: (1) fixed price for direct customers based on time slot chosen; and (2) variable price for the 4As Company based on a cost per rating point schedule where the rating report is provided by AC Nielson or Central Viewer Survey and Consulting Center of China Central Television Station.

Media Planning
M-Rider has years of experience in media planning for direct customers, local advertising agents and the 4As Company. M-Rider believes its media planning experience assists its customers in delivering their commercials through a television channel according to audiences’ profile in a cost effective way and to maximize the value of the time slots.

Sales & Marketing
M-Rider’s sales and marketing team conducts research and analysis on media trends, competitor analysis and customers survey in order to continuously refine its sales and marketing strategy. M-Rider offers different bundled products to different categories of customers based on seasonal or yearly terms.

Television Program Production and Investment

On February 2006, HuaGuang, entered into two joint venture agreements with the provincial television station, Guizhou Television Station, for a term of 20 years. Pursuant to the joint venture contracts, the provincial television station will provide the exclusive use of a television channel, including production resources and equipment, while outsourcing its entire advertising air time slots to the two joint ventures for an initial term of five years and the term is extendable by mutual agreement. Guishi Digimedia, a 51% subsidiary of HuaGuang, will serve as the exclusive advertising agent to manage the television commercials. Guishi Huaguang, a 49% owned interest of HuaGuang, will be responsible for sourcing and production content, as well as schedule planning. Currently, over 100 professionals and experienced staff are working on the production, planning and scheduling, and contents sourcing. The channel is focusing on fashion, entertainment, lifestyle and sports, 24 hours a day. After a few months of operations, this channel has become one of the most popular local channels in the province.

The Company has also made a minority investment in two television series, XiGuan Affairs, with 40 episodes, and The Story of a Small Town, with 24 episodes.

Strategic Partnership

Since October 2005, the Company has engaged Manta Finance Ltd. as a consultant to advise our officers and employees on matters relating to digital broadcasting technology development and digital broadcasting related strategy. On August, 2006, as discussed above, the Company strengthened the relationship with Manta Finance Ltd. by investing into its subsidiary, Arable Media Limited.

The Company is exploring the possibilities of creating alliances with strategic partners; particularly those that could help expand its territories. The Company believes that the opportunities in China’s DTV business are enormous and that it makes more sense to partner with other companies and investors that can complement the Company’s core strength as a provider of services to operate DTV and a developer of customized applications for DTV in China.

Pending Acquisition

On January 31, 2006, we, through our affiliate HuaGuang, entered into an agreement (the “Agreement”) to purchase all media related businesses, assets, business contracts and management from Guiyang Classic & Fashion Advertising Co., Ltd., a television program production and advertising company in China. Pursuant to the terms of the Agreement, we will pay $2.2 million, in a combination of cash and restricted common stock of the Company, which payment is subject to reduction in the event that the acquired assets generate a cumulative profit of less than $2.5 million over the next 2 years. The management team of Guiyang Classic & Fashion Advertising Co., Ltd. has approximately 10 years of business experience in the media industry in China. They have produced television programs for different television channels, including the well known program, a “true man show”, as well as adventure, nature and tourism productions, for which they have obtained several national awards in the last few years. The completion of the transaction is subject to certain conditions, including official approval, and verification of assets and business contracts. Presently, certain conditional precedents are not entirely satisfied. Completion of the transaction will be subject to satisfaction of all due diligence requirements.

Growth Opportunities

The Company believes its strengths in China’s media industry, are in the areas of cable television operations and digital broadcasting technology developments, and television channel management and advertising sales.

Cable Television Operations and Digital Broadcasting Technology Development

Currently, many cities in China have the infrastructure capable to broadcast DTV programs, but not many cities today are undertaking a city-wide digital Migration. For instance, there are about 30 cities and 12 million cable TV subscribers in Guangdong province, but less than 20% of which had migrated to DTV as at the end of 2006. The Company believes that this large potential market for DTV services presents opportunities in the digitization of cable TV services in China in the coming years. In addition, the pricing of digital TV services are likely to be improved and be more acceptable to subscribers in coming years. Furthermore, the Company believes that declining prices of STBs may help to cut costs of DTV migration and expand coverage of DTV broadcasting.

About three years of experience has made the Company’s operations and migration process efficient and effective which has created a substantial platform for the future growth in cable TV digitalization projects in other cities with a size similar to Nanhai. The Company is exploring its ability to utilize its competitive advantages in seeking other cities, particularly in Guangdong province, to repeat its Migration model. A number of cities have expressed interest in working with the Company because of the proven skills and experiences in operation, marketing and technology, although the Company has not entered into any definitive or preliminary agreements with any cities. The operation of a DTV service business is a business with long term stable recurring cash flow, but substantial upfront capital investment has prevented the Company from investing in other cities until additional cash flow can be generated internally or financed elsewhere. The Company’s strategy is to come to an agreement with two to three more cities in the coming 2 years when the Migration in Nanhai is completed. At that time, the Nanhai operation and the return on investment from advertising and program production businesses should generate sufficient cash flow to support the development of a Migration business in other cities. There is no assurance that the Company will be successful in entering into new agreements for future migrations, or that the Company will be able to finance any new migrations solely from its cash flows from the Nanhai Migration.

Apart from signing up additional Migration business, the Company will focus on developing and providing value added services through the STB to DTV subscribers. Currently, a number of applications are on trial and such services are expected to be available in coming months, which the Company believes will drive its growth organically.

Television Channel Management and Advertising Sales

Currently, M-Rider acts as an exclusive advertising agent for three television channels in two provinces and the Company’s strategy is to sign more exclusive contracts with television stations in order to drive the growth in this sector.

Growth Strategies

The Company has established a successful and profitable model for the DTV services in Nanhai. For the near term, the Company’s strategy is to sign additional Migration business and exclusive advertising agent contracts to drive growth. In the mid or longer term, the Company’s strategy is to use cash flow generated from existing operations to invest and to replicate its business model in DTV services and integrated program production and advertising in other cities or provinces in China.

In addition to developing its existing businesses, the Company plans to propose additional services through the cable network such as Internet connection, IPTV or IP telephony. These services, however, involve further upfront cash investment in related equipment and marketing, negotiation with the business partners, and head to head competition with China Telecom, a dominant player in the provision of Internet services in China. While the Company’s management team has previous operating experience in the provision of Internet services elsewhere, the Company will formulate development plans for these services when, and if, market conditions are favorable.

In order to maintain the Company’s competitive position and to assist in its growth, the Company will continue to pursue further investment, acquisition and alliance partnership arrangements. The Company may also seek further funding from the capital markets or private investors when suitable arrangements are available. However, the Company does not have any commitments for any such funding at this time, and there is no assurance that the Company will be successful in obtaining any funding in the future.

Government Regulation

The media industry in the PRC is subject to government control and censorship. Due to the PRC’s admission to membership in the World Trade Organization, the Company believes the government is committed to opening its domestic markets for foreign investors and that this should favorably impact the media industry. Some restrictions on the Company’s businesses have already been relaxed. For example, as a foreign company, we can now own a 100% equity interest in a company in the advertising business and up to a 49% equity interest in a company in the program production business.

Currently in China, foreign capital is prohibited from establishing and running broadcasting related stations, network, and content production companies. The Company, with a business license under the name of AGL, is legally permitted to develop and produce technical products and provide consulting and technical services to the licensed cable network companies for the operation of DTV in China, while sharing compensation from those network companies.

Government regulations still prohibit the Company from qualifying for holding an equity interest in certain media business. In order to avoid unnecessary delays, and to be able to invest in the media sectors such as television advertising and program production, the Company has invested into media businesses in China through its subsidiary HuaGuang. Through HuaGuang, the Company obtains the business benefits of companies engaging in the media business while maintaining their legal status as Chinese enterprises.

Effects of Inflation

The Company’s principal business is related to the media industry in China. Revenues and expenses remain relatively constant and are not affected by the levels of inflation in China or elsewhere. For the foreseeable future, the Company does not anticipate that inflation will affect the existing business.

Competition

Cable Television Operations and Digital Broadcasting Technology Development

In China, television broadcasting has been the vehicle for the government to distribute information to the public. While government officials intend to control and monitor the content to be delivered through other broadcasting systems, the exertion of control on other broadcasting systems may not be as dominant as it is for television. For the forseeable future, the Company believes government officials will continue imposing tight control on distribution of content through the cable television network. In order to enhance and effectively control the distribution of content, the Company believes government officals plan to convert the current analogue television broadcasting signal into digital signal. The Company believes that cable television will remain as the main form of delivery for television programming in China in the coming years although there will be competition from satellite, IP television and other media.

Advertising Sales

Advertising time sales are directly related to a channel’s audience population and viewership. The China Central Television (“CCTV”), the dominant broadcaster in China, has a strong influence on broadcasting in the country, and localized television content can serve the needs of audiences down to the city levels. Advertising revenues generated by local television stations are substantial. In recent years, country-level cable television stations have tendered their television channels/air time to advertising agencies at fixed cost in order to generate guaranteed income. Competition in different parts of the country is fierce between advertising agencies and television channels at the provincial and city levels. In order to maximize profit, advertising agencies have begun to provide their own content to increase their channels’ viewership. Because of this trend, some advertising firms are trying to vertically integrate their business into program sourcing and production. It is believed that the television advertising industry will remain fiercely competitive and media firms will integrate their scope of business to include program production, sourcing and advertising sales.

Television Program Production

According to the PRC regulations, television programs distributed through television channels must be pre-approved by the relevant governmental departments before production begins. Provincial level television stations usually have Class A licenses. There are, however, few private Class A license production houses in China. Production houses with a Class A license have more freedom in the selection of programs and can obtain distribution approval before commencing production. This shortens the production cycle and the return on investment is higher. The Company’s television program production investment is through a well-known production house with a Class A license, which the Company believes will lower its investment. In view of the fierce competitive environment in China, the Company has planned cooperation and joint venture arrangements with television stations in television program production, and also makes programs available for exchange with television channel advertising time. This is also one of the successful models operated by some of the advertising firms.

Reports to Security Holders

The Company is not required to deliver an annual report to security holders and we do not presently intend to voluntarily deliver such reports. However, should the Company choose to create and deliver annual reports to security holders, such annual reports will contain audited financial statements. We file all of our required information with the Securities and Exchange Commission (the "Commission"), including Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, and Current Reports on Form 8-K. The public may read and copy any materials that are filed by us with the Commission at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and reports filed by us with the Commission have been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at: http://www.sec.gov.

Risk Factors

Risks Related to The Company’s Business and Industry

The Company has a limited operating history on which to evaluate the Company’s operations.

The Company commenced operations in early 2005, and as such, the Company has had a limited history on which an investor may evaluate the Company’s operations. The Company had revenues of $7.9 million and $15.5 million for fiscal years 2005 and 2006, respectively. The Company had net income of $3.1 million and $2.1 million for fiscal years 2005 and 2006, respectively. Any investment in the Company should be considered a high risk investment because the investor will be placing funds at risk in an unseasoned early stage company with unforeseen costs, expenses, competition and other problems to which such companies are often subject.

The Company’s cable television migration operations require the Company to incur significant upfront costs to supply customers with set-top-boxes, recovery of which would be better managed if the Company are able to sell customers more value-added services or additional set-top-boxes.

The Company’s agreement with the Nanhai Network Company provides that the Company migrates all cable TV subscribers in Nanhai from an analog signal to a digital signal by the end of 2007. In order for the Company to maintain a more stable liquidity, the Company must also sell to subscribers additional value-added services or sell subscribers additional STB, in addition to receiving portions of subscription fees from the Nanhai Network Company. If a sufficient number of subscribers do not purchase additional value-added services or additional STB from the Company, the Company may not be in a position to offset the Company’s initial cost for providing the STB in a timely manner.

The Company’s business plan requires substantial capital and there is no assurance that the Company will be able to raise such capital.

The Company’s goal is to expand the Company’s operation by entering into new cable television digitization migration agreements with new cities similar to its arrangement with Nanhai which requires a significant amount of capital. In particular, the Company’s ability to perform cable television migrations requires the Company to provide STB for subscribers. If future migration arrangements have similar terms, the Company will need significant additional capital to provide the boxes to subscribers. The Company does not have any commitments for funding at this time, and additional funding may not be available to the Company in the future on favorable terms, if at all.

A substantial portion of the Company’s accounts receivable is with the Nanhai Network Company.

Approximately 72% of the Company’s accounts receivables are with the Nanhai Network Company in connection with the cable television digitization migration being performed by the Company. These receivables are paid to the Company based on a schedule with the Nanhai Network Company. Although the Company has no reason to believe that these receivables will not be paid in a timely manner, if the Nanhai Network Company is to delay its payment to the Company or be unable to pay the monies due to the Company, the Company’s high concentration of credit risk may cause financial difficulties and may cause the Company to become unable to fulfill the payment obligations to the Company’s vendors.

The Company’s revenue recognition in connection with the Company’s cable television migration project occurs substantially in advance of the Company’s cash receipts from the migration project.

The Company recognizes revenues from the Company’s cable television migration project in Nanhai on a monthly basis. However, subscribers pay their subscription fees to the Nanhai Network Company on a quarterly basis, and the Company receives their portion of the fees thereafter, the period of which may be as long as six months. As such, there is a considerable delay between the Company’s recognition of revenues and the cash receipts from such revenues.

The Company’s success will depend on public acceptance of cable services in China.

The cable television industry is new and evolving in China. If there is a lack of acceptance or slow growth of the cable industry in China, the number of subscribers to the Company’s services and the Company’s revenues will be adversely affected. The Company’s future results of operations will depend substantially upon the increased acceptance for payment for television programming in China, and the willingness of subscribers to purchase value-added services, such as premium channels.

The Company is dependent on three suppliers for the Company’s set-top-boxes and smart cards.

The Company’s cable television digitization migration process requires the Company to supply subscribers with STB and smart cards. Currently, the Company relies on three suppliers for the Company’s STB and smart cards. If any of these suppliers is unable to produce STB or smart cards as required by the Company on a timely basis and in a cost effective manner, or if the Company’s relationship with any supplier is damaged or terminated, the Company’s ability to complete the cable television digitization migration process in Nanhai or in other cities on schedule would be materially adversely effected.

The Company derives a portion of the Company’s revenue from the sale of advertising time, and advertising is particularly sensitive to changes in economic conditions.

The Company’s results of operations depend heavily on advertising revenue, and demand for advertising is affected by prevailing general economic conditions. Adverse economic conditions generally, and any downturns in the economy in the PRC, are likely to negatively impact the advertising industry, causing advertisers to reduce the money they spend on purchasing advertising time. Any such declines in the level of business activity of the Company’s advertising customers may also have a material adverse effect on the Company’s revenues and results of operations. Although recently there has been significant growth in the PRC economy, there can be no assurance that this trend will continue or that any such improvement in general economic conditions will generate increased advertising revenue. Global and local downturns in the general economic environment may cause the Company’s advertising customers to reduce the amounts they spend on advertising, which could result in a decrease in demand for advertising airtime with the television stations with which the Company work. This could adversely affect the Company’s business, financial condition, results of operations and cash flow.

The Company’s operating results are heavily dependent on the importance of television as an advertising medium.

The Company generates a significant portion of its revenues from the sale of advertising airtime on the television channels with which it works. In the advertising market, television competes with various other advertising media, such as print, radio, the internet and outdoor advertising. There can be no assurances that the television advertising market will maintain its current position among advertising media or that changes in the regulatory environment will not favor other advertising media. Increases in competition arising from the development of new forms of advertising media could have an adverse effect on the Company maintaining and developing its advertising revenues and, as a result, on its results of operations and cash flows.

The Company’s advertising revenue depends on the technical reach of the television stations with which it works, the pricing of advertising time, television viewing levels, changes in audience preferences, shifts in population, technological developments relating to media and broadcasting, competition from other broadcasters and other media operators, and trends in the advertising markets in China in which the Company operates. There can be no assurance that the Company will be able to continue to respond successfully to such developments. Any decline in the appeal of television generally or of the television channels with which the Company works, specifically, whether as a result of the growth in popularity of other forms of media or a decline in the attractiveness of television as an advertising medium, could have a material adverse effect on the Company’s results of operations and cash flows.

The Company’s profitability is dependent on the program ratings received by the channels with which it works over which the Company has limited or no control.

In general, viewer interest in programming offered on a television channel determines the audience ratings a channel receives. Ratings are a significant factor in the amount of revenues the Company generates as ratings impact the pricing that it can charge to its advertisers. Because television stations generally make the final decision as to which programs they will broadcast, if the television stations choose poor quality programming, or due to competitive forces are unable to secure popular programs, their channel ratings could be negatively affected. The failure by television stations to achieve good ratings for their programs could have a material adverse affect on the Company’s profitability.

The success of the Company’s joint venture arrangements with Guizhou Television Station is dependent on Guizhou Television Station.

Establishing and maintaining good relationships with Guizhou Television Station, the Company’s Chinese joint venture partner is critical to the ability of the joint venture arrangements to achieve commercial success. The Company has limited control over the operations of the joint ventures as Guizhou Television Station owns 51% of the joint venture responsible for sourcing and producing content, as well as schedule planning.

The requirements of being a public company may strain the Company’s resources and distract the Company’s management.

As a public company, the Company is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. These requirements may place a strain on the Company’s systems and resources. The Exchange Act requires that the Company files annual, quarterly and current reports with respect to the Company’s business and financial condition. The Sarbanes-Oxley Act requires that the Company maintains effective disclosure controls and procedures and internal controls for financial reporting. The Company is required to document and test the Company’s internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of the Company’s internal controls over financial reporting and a report by the Company’s independent registered public accountants addressing these assessments. During the course of testing, the Company may identify deficiencies which the Company may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. The Company will be required to comply with the requirements of Section 404 for the Company’s fiscal year ended December 31, 2008. In addition, if the Company fails to achieve and maintain the adequacy of the Company’s internal controls, as such standards are modified, supplemented or amended from time to time, the Company may not be able to ensure that the Company can conclude on an ongoing basis that the Company has effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.

In order to maintain and improve the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. This may divert management's attention from other business concerns, which could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. In addition, the Company may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, and the Company cannot assure you that the Company will be able to do so in a timely fashion.

Technological advances, the introduction of new products, and new design and manufacturing techniques could adversely affect the Company’s operations unless the Company is able to adapt to the resulting change in conditions.

The Company’s future success and competitive position depends to a significant extent upon the Company’s proprietary technology, specifically the technology included in the Company’s set-top-box. The Company will be required to expend substantial funds for and commit significant resources to the conduct of continuing research and development activities, the engagement of additional engineering and other technical personnel, and the enhancement of design and manufacturing processes and techniques. There can be no assurance that any new STB will receive or maintain customer or market acceptance. If the Company is unable to design and manufacture new STB on a timely and cost-effective basis, such inability could have a material adverse effect on the Company’s business, financial condition, results of operations and liquidity.

The Company’s business operations may be affected by legislative or regulatory changes in China.

Relevant Chinese government authorities have recently considered and adopted new regulations that have and may continue to influence various aspects of the advertising and media industry and the Company cannot predict the timing and effects of any new regulations. Because laws and regulations governing the advertising and media industry in China change frequently the Company also cannot predict the ultimate cost of complying with these requirements, or the impact of these requirements on the Company’s business. Changes in laws and regulations governing the content of advertising, business licensing or otherwise affecting the advertising and media industry in China may materially and adversely affect the Company’s results of operations, business or prospects.

If the Company does not compete successfully against new and existing competitors, the Company may lose market share, and the Company’s profitability may be adversely affected.

The Company directly competes with other companies that sell television advertising time, including, but not limited to, other television broadcasters and certain programming companies. The Company may face competition in the future from new entrants in this sector of the advertising industry. Increased competition could reduce the Company’s operating margins and profitability and result in a loss of market share. Some of the Company’s competitors may have significantly greater financial, marketing or other resources than the Company. Moreover, increased competition would provide advertisers with a wider range of advertising service alternatives, which could lead to lower prices and decreased revenues, gross margins and profits.

The Company has reserved a significant number of shares of its common stock for issuance upon the exercise of warrants and upon the conversion of debentures. The issuance of these shares will have a dilutive effect on the common stock and may lower the Company’s stock price.

During the fourth quarter of 2006, the Company issued warrants to purchase an aggregate of 17,222,205 shares of our common stock and issued convertible debentures which may be converted into an aggregate of 6,888,882 shares of common stock. The exercise prices on these warrants range from $0.80 per share to $2.25 per share, and the conversion price of the debentures is $0.45 per share. If issued, the shares underlying the warrants and debentures would increase the number of shares of common stock currently outstanding and will dilute the holdings and voting rights of the Company’s then-existing shareholders.

The Company’s Chairman controls a substantial portion of the outstanding common stock, and as long as he does, he may be able to control the outcome of stockholder voting.

Mr. Daniel Ng, the Company’s Founder, Chairman, President and CEO, is the beneficial owner of approximately 76.9% of the outstanding shares of the Company’s common stock. As long he owns a significant percentage of common stock, the Company’s other shareholders may be unable to affect or change the management or the direction of the Company without his support. Mr. Ng will be able to exert significant influence over the outcome of all corporate actions requiring stockholder approval, including the election of directors, amendments to the Company’s articles of incorporation and approval of significant corporate transactions.

The Company’s stock price is highly volatile, trading in the Company’s stock is sporadic, and the value of an investment in the Company’s common stock may fluctuate significantly.

The market price of the Company’s common stock has fluctuated widely and may continue to fluctuate. These fluctuations may be exaggerated since the trading volume of the Company’s common stock is volatile and sporadic. These fluctuations may or may not be based upon any business or operating results.

Risks Related with Doing Business in the People’s Republic of China (the “PRC” or “China”)

All of the Company’s assets and operations are located in China and all of the Company’s revenue is derived from the Company’s operations in China. Accordingly, the Company’s results of operations and prospects will be subject, to a significant extent, to the economic, political and legal developments in China, which have rapidly changed.

The PRC’s economic, political and social conditions, as well as government policies, could affect the Company’s business. China has been one of the world’s fastest-growing economies. However, there is no assurance that such growth will be sustained in the future. If in the future China’s economy experiences a downturn or grows at a lower rate than expected, there may be less demand for spending in the Company’s markets.

If the PRC imposes restrictions to reduce inflation, future economic growth in the PRC could be severely curtailed which could lead to a significant decrease in profitability.

While the economy of the PRC has experienced rapid growth, this growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in supply of money and rising inflation. In order to control inflation in the past, the PRC has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. If similar restrictions are imposed in the future, it may lead to a slowing of economic growth and decrease the interest in the services and products the Company offer, leading to a decline in profitability.

Because Chinese law governs all of the Company’s material agreements, the Company may not be able to enforce the Company’s rights within the PRC or elsewhere, which could result in a significant loss of business, business opportunities or capital.

Chinese law governs all of the Company’s material agreements, many of which are with Chinese governmental agencies. The Company cannot assure you that the Company will be able to enforce any of the Company’s material agreements. The Chinese legal system is similar to a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. Although legislation in China over the past 25 years has significantly improved the protection afforded to various forms of foreign investment and contractual arrangements in China, these laws, regulations and legal requirements are relatively new and their interpretation and enforcement involve uncertainties, which could limit the legal protection available to the Company. The inability to enforce or obtain a remedy under any of the Company’s agreements could result in a significant loss of business, business opportunities or capital and could have a material adverse impact on the Company’s operations.

Fluctuations in the value of the Chinese currency, the Renminbi, relative to foreign currencies could affect the Company’s operating results.

The Company prepares its financial statements in United States dollars, but payroll and other costs of non-United States operations will be payable in foreign currencies, primarily Renminbi. To the extent future revenue is denominated in non-United States currencies, the Company would be subject to increased risks relating to foreign currency exchange rate fluctuations that could have a material adverse affect on the Company’s business, financial condition and operating results. The value of Renminbi against the United States dollar and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. As the Company’s operations are in China, any significant revaluation of the Renminbi may materially and adversely affect the Company’s cash flows, revenues and financial condition. For example, to the extent that the Company needs to convert United States dollars into Renminbi for the Company’s operations, appreciation of this currency against the United States dollar could have a material adverse effect on the Company’s business financial condition and results of operations. Conversely, if the Company decides to convert Renminbi into United States dollars for other business purposes and the United States dollar appreciates against this currency, the United States dollar equivalent of the Renminbi the Company convert would be reduced. The Chinese government recently announced that it is pegging the exchange rate of the Renminbi against a number of currencies, rather than just the United States dollar. Fluctuations in the Renminbi exchange rate could adversely affect the Company’s business.

ITEM 2. Properties

The Company leased offices for its following subsidiaries: (1)AGL, with about 200 square meters for operation and paid total rent of $28,269 for year 2006 under lease term expiring on June 2007; (2) Digimedia Shenzhen, with 13 square meters and paid total rent of $4,597 for year 2006 under lease term expired on August 2006 without further renewal; (3) M-Rider, with 613 square meters and paid total rent of $30,529 for year 2006 under lease term expiring on December 2007; and (4) Guishi Digimedia, with 3,396 square meters for operation and paid total rent of $29,652 for year 2006 under lease term expiring on July 2011. The Company also leased seven staff quarters with total area of 925 square meters and paid total rent of $10,803 for year 2006 under various lease terms expiring through October 2007.

ITEM 3. Legal Proceedings

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

On January 18, 2006, counsel of the plaintiff threatened to file a complaint in the County Court in and for Miami-Dade County, Florida against the Company in an action for damages that does not exceed $15,000, exclusive of court costs, attorney's fees and interest. The plaintiff alleged that the Company was a guarantor of a lease entered into by its Hairmax of Florida, Inc. subsidiary, which abandoned the lease and failed to pay the full rental due under the lease.

The Company has made a settlement offer to the plaintiff of an amount equal to $9,000, and is awaiting the plaintiff's response. As part of any settlement, the Company will insist upon the execution and delivery of a binding release of all claims in favor of the Company. The company has accrued $9,000 as of December 31, 2006.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5. Market for the Registrant’s Common Stock, Related Security Holder Matters, and Small Business Issuer Purchases of Equity Securities

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

Quarter Ended       Low     High

03/31/05       1.01     1.30
06/30/05       4.10     4.40
09/30/05       1.85     1.90
12/31/05       1.26     1.55
03/31/06       1.45     1.50
06/30/06       0.94     0.99
09/30/06       0.60     0.65
12/31/06       0.60     0.62

The above stock prices have been retroactively adjusted in the above table to reflect a 100 for 1 reverse split in 2005.

(b) Holders. The approximate number of holders of record of the Registrant's Common Stock was 103 in certificate form and over 2,361 shareholders deposit their shares with the clearing house according to the NOBO list provided by ADP Proxy Service as of December 31, 2006.

Dividends

The Company has not declared any cash dividends on common stock since inception and does not anticipate paying such dividends in the foreseeable future. The Company plans to retain any future earnings for use in the business. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors, as the Board of Directors deems relevant.

Dividend Policy

All shares of common stock are entitled to participate proportionally in dividends if our Board of Directors declares them out of the funds legally available. These dividends may be paid in cash, property or additional shares of common stock. The Company has not paid any dividends since inception and presently anticipates that all earnings, if any, will be retained for development of our business. Any future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, future earnings, operating and financial condition, capital requirements, and other factors.

Unregistered Sales of Equity Securities

During the quarter ended December 31, 2006, the Company completed a private equity financing with four accredited investors for $3,100,000, $1,100,000 of which was rolled over from the investor of the sale the Company completed on July 7, 2006, as disclosed in the Company’s Current Report on Form 8-K filed on July 13, 2006.

The securities issued consisted of 31 Units, which consisted of (i) an eighteen-month interest bearing convertible debenture in the principal amount of $100,000, convertible at $0.45 per share, (ii) a six-year Class A warrant to purchase 222,222 shares of Company common stock, par value $0.001 per share at an exercise price of $0.80 per share, a (iii) six-year Class B warrant to purchase 222,222 shares of Common Stock at an exercise price of $1.20 per share, and (iv) a six-year Class C warrant to purchase 111,111 shares of Common Stock at an exercise price of $2.25 per share.

This financing was completed pursuant to Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). The Company determined that the purchasers were "accredited investors" as defined in Rule 501(a) under the Securities Act. The purchasers represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the instruments issued pursuant to this financing. The Company paid commissions of $79,000 to a registered broker-dealer in connection with this financing.

During the quarter ended December 31, 2006, the Company issued 155,000 restricted shares to consultants as payment for their services. The consultant was an “accredited investor” as defined in Rule 501(a) of the Securities Act.

ITEM 6. Management’s Discussion and Analysis

This discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and related notes thereto included in Part II, Item 7 of this Report. All amounts are expressed in U.S. dollars. Please also refer to our forward-looking statement.

Overview

For the year ended December 31, 2006, the Company has further expanded its business scope and coverage by forming two new joint ventures in Guizhou province of the PRC - Guishi Digimedia and Guishi HuaGuang. Moreover, the Company has subscribed 20% of Arable to strengthen the Company’s capabilities in developing customized applications for DTV subscribers.

During the year under review, the Company reported a turnover of $15,523,026 (2005 : $7,862,281), an increase of 97.4% as compared with last year, and a net income of $2,136,990 (2005 restated : $3,115,093).

The Company’s business plan is to strengthen its branding and to enlarge presence and involvement in the media industry. The Company will continue to focus its resources toward replicating its successful migration model to other cities of China, while seeking opportunities to alliance with strong strategic partners.

Critical Accounting Policies

The following discussion and analysis is based upon the Company’s consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company’s significant accounting policies are more fully described in the Notes to the Consolidated Financial Statements. However, certain accounting policies and estimates are particularly important to the understanding of the Company’s financial position and results of operations and require the application of significant judgment by the Company’s management or can be materially affected by changes from period to period in economic factors or conditions that are outside of the control of management. As a result they are subject to an inherent degree of uncertainty. In applying these policies, the Company’s management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on the Company’s historical operations, its future business plans and projected financial results, the terms of existing contracts, the Company’s observance of trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The following discusses the Company’s significant accounting policies and estimates.

Principles of consolidation

The 2006 consolidated financial statements include the financial statements of CDMC and its 100% owned subsidiaries CDHL, AGL and its Nanhai Branch, M-Rider, Digimedia Shenzhen, its 90% variable interest entity in HuaGuang and 51% owned subsidiary of HuaGuang in Guishi Digimedia. The Company accounts for its 49% investment held by HuaGuang in Guishi Huaguang and its 20% investment held by CDHL in Arable using the equity method. The minority interests represent the minority shareholders’ 10% and 54.1% proportionate share of the results of HuaGuang and Guishi Digimedia respectively. The 2005 consolidated financial statements include the accounts of CDHL, AGL and its Nanhai Branch, M-Rider, Digimedia Shenzhen, and its 90% variable interest entity in HuaGuang. All significant inter-company transactions and balances have been eliminated in consolidation.

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

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided on a straight-line basis, less estimated residual value over the assets’ estimated useful lives. The estimated useful lives are as follows: (a) STB and smart cards - 5 years; (b) Motor vehicles - 10 years; and (c) Furniture, fixtures and equipment - 5 and 8 years.

Depreciation of STB

As required by SAB11:B, depreciation and amortization for property and equipment directly attributed to the generation of revenue was classified under “Cost of Sales”. Accordingly, depreciation of STB and smart cards of the Company in 2006 for the amount of $2,450,739 was included in “Cost of Sales”. To conform with the current account presentation, the depreciation of STB in 2005 of $1,137,206 previously classified as “Selling, General and Administrative expenses” is now included in “Cost of Sales”.

Revenue recognition

Digitalization of television signals

The Company entered into an agreement with Nanhai Network Company (“Network Company”) to assist its subscribers on the conversion of television signal from analog into digital by providing STBs and smart cards to the subscribers in Nanhai City on a lease basis. The Company is entitled to receive a portion of fees, for subscribers’ television subscription and pay-TV services, payable by Network Company, under the subscription agreement. Revenue is recognized on a straight line basis in accordance with the terms of the subscription agreement. The Company also charges installation fees and sells STBs and smart cards to new subscribers. Revenue arising from these services is recognized when the subscriber is invoiced for the STB and smart card upon the completion of installation works. In addition, the Company is entitled to be reimbursed for its operating expenses from Network Company in accordance to the subscription agreement. Revenue arising from costs reimbursement is recognized when the amounts are duly agreed upon between the Company and Network Company.

Government grant

The local government of Nanhai City also approved a grant of Rmb10,000,000 each year for five years commencing in 2004 to finance the purchase of STBs and smart cards for sale and lease to subscribers. The grant is recognized as revenue on a straight line basis. As of December 31, 2006 and 2005, the Company received $1,276,976 and $1,232,386 of government grant respectively.

Advertising sales

The Company acts as an advertising agent for certain television channels by selling advertising air time spaces and television program backdrops to customers. The Company's advertising services revenue is derived from billings that are earned when the advertisements are placed and revenue is recognized as the media placements appear. During 2006, the Company purchased blocks of advertising spaces and was the primary obligor and carried all of the credit risk for the advertisement placements and accordingly, recorded the full amount of such billings from the advertisement placements as revenue. Deferred revenues are recognized as a liability when billings are received in advance of the date before revenues are earned.

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

Supplier rebate

Rebate or refund received by the Company from its supplier, either in cash or trade discount, will be considered as an adjustment of the prices of the supplier’s products purchased by the Company. Therefore, it will be characterized as (a) a reduction of cost of sales for subsequent selling of the products by the Company; or (b) a reduction of Property and Equipment for products booked as fixed assets of the Company and subject to deprecation in line with the depreciable life of the relevant products; or (c) a reduction of Inventories for products maintained in stock.

Restatement of financials for the year ended December 31, 2005

For the year ended December 31, 2005, the Company had recorded in its Statements of Operations as Other Income of $1,794,897, which represented a volume discount given by a STB supplier.

The original purchase agreement was executed between the Company and the supplier on March 9, 2004. The Company re-negotiated the terms of the Purchase Agreement with the supplier resulting in the execution of a Supplemental Purchase Agreement (“the SP Agreement”) with the supplier on August 19, 2005. The supplier agreed to fix a lower price for all future purchases and agreed to give to the Company of one-time “volume discount” of $1,794,897 (the “consideration”) to be applied as a reduction to the amount then owed by the Company to the supplier. The Company and its independent accountants had reviewed the EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.”, and determined that the issues discussed therein did not apply to the Company’s situation, as the Company interpreted the consideration as a one-time inducement for future purchases. Accordingly, the consideration had been recorded as Other Income of the Company in the year 2005.

Subsequently, the Securities and Exchange Commission (“SEC”) informed the Company that it had a different interpretation on the application of the aforesaid EITF standard. The Company has had further discussions with its independent accountants and has agreed to apply the aforesaid EITF standard as guidance for the Company’s accounting treatment on the consideration, which was treated as a kind of supplier rebate that in effect reduced the outstanding amount due to the supplier for previous purchases.

Accordingly, accounting treatment of the consideration has been changed. Instead of crediting the entire amount of the consideration as other income, the portion of consideration corresponding to the sale of respective STBs will be reclassified and credited against Cost of Sales. The portion of consideration corresponding to STBs used for the Company’s digital television migration will be treated as a reduction of the balance of Property and Equipment, whereas the remaining portion represents a reduction of the balance of Inventories which will then either be credited against Cost of Sales or credited to the Property and Equipment in the following year in accordance with subsequent sale or migration of the STB respectively. The aforesaid balances credited to Property and Equipment is recognized as income over the depreciable life of STB of five years by way of a reduced depreciation charge.

Although the Company’s net income in the fiscal year of 2005 reduced by $926,526.39, being the after-tax amount of consideration credited to Property and Equipment and Inventories, the reduction will be offset by increases in net income in the subsequent years due to the aforesaid reduction in Cost of Sales and depreciation. Over a period of five years, the impact of the restatement mentioned herein will be leveled. Also, there will be no impact to the Company’s previously reported revenue, cash and cash equivalents.

As the Company’s entitlement to receive the consideration happened in August of 2005, no restatement of the financial statements is required prior to that period. However, the restatement will affect the financial statements for the year ended December 31, 2005, and for the fiscal quarters ended September 30, 2005, March 31, 2006, June 30, 2006, and September 30, 2006. Accordingly, such financial statements should no longer be relied upon.

Net income impacts on each prior period are shown below:

Fiscal Quarter ended	Increase or (Decrease) in Net Income	Cumulative effect of the change of retained earnings

September 30, 2005	(992,182)	(992,182)
December 31, 2005	65,656	(926,526)
March 31, 2006	56,717	(869,809)
June 30, 2006	55,257	(814,552)
September 30, 2006	58,934	(755,618)

The restated financial statements of the Company for the year ended December 31, 2005 are shown in the notes to the Company’s Consolidated Financial Statements included in Part II, Item 7 of this Report. Restated financial statements for the fiscal quarters ended September 30, 2005, March 31, 2006, June 30, 2006, and September 30, 2006 will be shown in a Form 8K to be released by the Company as early as practicable.

Financial review of the Company for the year 2006:

Selected financial data
	Years Ended December 31
	2006	2005
		(Restated)
Net sales	$15,523,026	$7,862,281

Net income	2,136,990	3,115,093

Net income per share -basic (two classes method)	0.06	0.10

Net income per share -fully diluted (two classes method)	0.05	0.08

Weighted average shares outstanding - basic	31,312,535	28,231,555

Weighted average shares outstanding - fully diluted	41,494,583	37,627,388

Total assets	25,090,389	16,420,214

Working Capital (Deficit)	(1,584,766)	(21,140)

Stockholders' equity	12,529,348	9,656,435

No dividends have been declared or paid for any of the periods presented

CONSOLIDATED RESULTS OF OPERATIONS

Statements of Operations Items:

Sales

Sales for the fiscal year ended December 31, 2006 were $15,523,026 as compared to $7,862,281 for the fiscal year ended December 31, 2005, an increase of $7,660,745 or 97%.  The increase in sales was due to: (1) the consolidation of revenue from the newly acquired subsidiary, M-Rider and the joint ventures in Guiyang; and (2) increase in revenue from DTV operation attributable to the increase in the number of television subscribers together with sales of value-added services and STB. The total number of DTV subscribers increased by 84,328 to 220,431 by the end of 2006. Sale of additional STB in 2006 was increased by 13,310 to 34,475, an increase of 64% as compared with last year, representing approximately 16% of total DTV subscribers in Nanhai. The number of value added package subscriptions increased by 16,977 to 19,611 in 2006, representing approximately 9% of total DTV subscribers in Nanhai.

The digitalization project will continue in 2007 and the Company expects that revenue will continue to grow before the completion of the Nanhai project. Revenues from advertising agency and television program production also contribute to the total sales amount.

Gross Margin

Due to the increase in depreciation because of the acquisition of STB for the DTV migration in Nanhai and the increase in operating costs as a result of business expansion into the agency and joint venture business of TV advertising and channel management, gross profit margin dropped from 69% in 2005 to 39% in 2006.

Expenses

Selling, general, administrative and depreciation and amortization expenses for the fiscal year ended December 31, 2006 increased by $2,188,684 or 160% to $3,560,175 in comparison with the last fiscal year ended December 31, 2005. The increase was mainly due to the increase in business activities to support increased TV subscription revenue, hiring of additional personnel for the development of new value-added business, the operation of newly acquired subsidiaries and finance costs incurred for fund raising.

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), “Accounting for Income Taxes.” A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carry forwards.

Minority Interests

Minority interests in the statement of operation represent the minority shareholders’ share of the profits in our consolidated variable interest entity and a 51% subsidiary. For the fiscal year ended December 31, 2006, the Company recognized minority’s share of net loss of $131,074.

Net Income

The Company had net income of $2,136,990 (2005: $3,115,093) or $0.06 per common share for the year ended December 31, 2006, a decrease of $978,103 as compared with last year. The decrease in net income was due to increase in depreciation of $1,313,533 on the STB used for the DTV migration, and the increase in finance costs on fund raising, though offset partially by reduction in corresponding deferred taxes.

Balance Sheet Items:

Current Assets

Current Assets of the Company had increased by $4.2 million to $11.0 million as at December 31, 2006. As the Company utilized most of the cash on DTV migration, it has maintained a low level of cash balance of $0.4 million as at December 31, 2006, a decrease of $0.7 million from December 31, 2005. Accounts Receivable had increased by $5.4 million in 2006 after consolidation of advertising and joint venture businesses, of which $2.9 million attributable to the increase in Accounts Receivable from Nanhai Network Company corresponding to the increase in revenue.

Property and Equipment, Net

The net increase in property and equipment of the Company of $3.6 million mainly represented purchase of STB for migration in 2006.

Current Liabilities

Current Liabilities of the Company had increased by $5.8 million to $12.5 million as at December 31, 2006. The increase was mainly attributable to the issuance of convertible notes of $3.1 million, increase in income tax payable of $0.5 million and consolidation of advertising agency and joint venture businesses.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past two years.

Trends, Events, and Uncertainties

The Company believes that the demand for its DTV services is stable as cable television service in Nanhai is monopolized by the local television bureau. The increase of DTV subscribers depends on the digitalization schedule. The number of subscribers will increase according to our plan and according to the rate of increase of residences in Nanhai. The Company is not certain about the impact of technological changes on its business such as developments in IP TV, satellite and terrestrial broadcasting. However, the Company is studying the technology and intends to invest more resources in research and development in order to compete effectively with all technological development.

In advertising sales, the Company plan to enter into more exclusive television channel arrangements in order to increase our sales volume and try to boost our advertising rate. The Company expects that revenue will increase as the 2008 Olympic Games hosted by the PRC in Beijing approach. The Company, however, has a concern that the cost to obtain exclusive television channel arrangements will escalate since the PRC is opening its advertising market to foreign investors.

The Company believes television program production will generate stable revenue for the Company. The Company believes that the government policy of the PRC to control the production and publication of media content, especially movie and television drama, is the most important factor. However, due to the demand for television programs and the digitalization of television as the primary task for SARFT, the Company anticipates that more investors will be allowed to enter the market and competition will be increased.

Liquidity and Capital Resources

On December 31, 2006, the Company had cash of $402,591 and a working capital deficit of $1,584,766. This compares with cash of $1,124,912 and a working capital deficit of $21,140 at December 31, 2005. The decrease in cash was mainly due to the increase in purchases of STB in Nanhai project as compared with the same period of last year.

Operating activities had a net generation of cash in the amount of $2,495,168 during the year, reflecting an excess of revenues over operating expenditures.

Net cash used in investing activities for the fiscal year ended December 31, 2006 was $6,710,930 as compared with net cash used in investing activities of $4,216,796 for the fiscal year ended December 31, 2005. The increase in net cash used in investing activities was due to the increase in purchases of STBs and investment in subsidiaries.

Net cash provided by financing activities for the fiscal year ended December 31, 2006 was $3,469,262. The majority of net cash provided by financing activities was raised through the issuance of the Company’s convertible notes in the second half year of 2006.

We continued to receive cash from Nanhai Network Company according to the project schedule and DTV migration plan. The Company's investment in STBs and smart cards remained the substantial accounts payable at the year end of 2006. Due to the migration process in place and formation of joint venture business, additional cash generated has been invested during the year. For further business expansion and acquisition, the Company is considering various financing methods for funding, although there is no assurance that the Company will be able to raise additional funding on favorable terms, if at all. Without considering further expansion, the Company is expected to have sufficient cash generated from operating activities to get through its business in the next 12 months till March 2008.

On a long-term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues, additional infusions of capital and debt financing. Our current capital and revenues are not sufficient to fund further acquisition and business expansion. The Company is planning to raise capital through debt financing and equity raising from banks, potential investors and partners. However, if the Company is unable to raise additional capital, its growth potential is more likely to be affected.

ITEM 7. Financial Statements

CHINA DIGITAL MEDIA CORPORATION
AND SUBSIDIARIES

CONTENTS
Pages

Report of Independent Registered Public Accounting Firm	26

Consolidated Balance Sheets as of December 31, 2006 and 2005	27

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2006 and 2005	28

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006 and 2005	29-30

Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005	31

Notes to the Consolidated Financial Statements as of December 31, 2006 and 2005	32-50

Jimmy C.H. Cheung & Co
Certified Public Accountants                                                                                                                   Registered with the Public Company Accounting
(A member of Kreston International)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
China Digital Media Corporation

We have audited the accompanying consolidated balance sheets of China Digital Media Corporation and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Digital Media Corporation and subsidiaries as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ JIMMY C.H. CHEUNG & CO
JIMMY C.H. CHEUNG & CO
Certified Public Accountants

Hong Kong

Date: January 31, 2007

1607 Dominion Centre, 43 Queen’s Road East, Wanchai, Hong Kong
Tel: (852) 25295500 Fax: (852) 28651067 Email: jchc@krestoninternational.com.hk
Website: http://www.jimmycheungco.com

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2006 AND 2005

ASSETS
	2006	2005
CURRENT ASSETS		(Restated)
Cash and cash equivalents	$402,591	$1,124,912
Accounts receivable, net of allowances	9,827,678	4,444,087
Inventories, net	475,481	394,992
Other receivable and prepaid expenses	187,818	750,591
Value added taxes recoverable	63,210	-
Total Current Assets	10,956,778	6,714,582

INTANGIBLE ASSETS	392,521	392,521
INVESTMENTS IN TELEVISION SERIES, NET	616,277	771,115
INVESTMENTS IN AFFILIATES	528,581	-
PROPERTY AND EQUIPMENT, NET	12,129,494	8,541,996
OTHER ASSETS	466,738	-
TOTAL ASSETS	$25,090,389	$16,420,214

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Convertible debentures	$3,100,000	$-
Accounts payable	5,968,778	4,792,339
Other payables and accrued liabilities	753,292	248,675
Due to a director	84,656	41,981
Due to related companies	380,486	218,394
Business tax payable	265,655	-
Value added taxes payable	-	16,330
Income tax payable	1,954,800	1,418,003
Other tax payable	33,877	-
Total Current Liabilities	12,541,544	6,735,722

COMMITMENTS AND CONTINGENCIES	-	-

MINORITY INTERESTS	19,497	28,057

STOCKHOLDERS' EQUITY
Series A convertible preferred stock ($0.001 par value, 40,000,000 shares authorized,1,875,000 shares issued and outstanding as of
December 31, 2006 and 2005)	1,875	1,875
Common stock ($0.001 par value, 500,000,000 shares authorized,
31,602,365 shares issued and outstanding as of December 31, 2006;
31,039,676 shares issued and outstanding as of December 31, 2005)	31,602	31,040
Additional paid-in capital	5,663,917	4,907,679
Deferred stock compensation	(84,800)	(50,433)
Retained earnings
Unappropriated	5,984,383	3,848,637
Appropriated	957,586	956,343
Accumulated other comprehensive loss	(25,215)	(38,706)
Total Stockholders' Equity	12,529,348	9,656,435

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$25,090,389	$16,420,214

The accompanying notes are an integral part of these consolidated financial statements

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHNSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
		(Restated)
NET SALES
Revenue from digitalization of television signals	$7,214,110	$5,391,730
Revenue from television advertising	6,712,087	1,048,175
Revenue from software development	51,688	66,716
Revenue from investments in television series	268,165	123,274
Government grant received	1,276,976	1,232,386
	15,523,026	7,862,281
COST OF SALES
Cost of Sales - digitalization of television signals	(1,009,846)	(522,313)
Depreciation - digitalization of television signals	(2,450,739)	(1,137,206)
Cost of Sales - television advertising	(5,815,154)	(718,799)
Cost of Sales - software development	-	(370)
Cost of Sales - investment in television series	(182,738)	(83,668)
GROSS PROFIT	6,064,549	5,399,926

OPERATING EXPENSES
Selling, general and administrative expenses	(3,427,901)	(1,320,950)
Depreciation and amortization	(132,274)	(50,541)
Total Operating Expenses	(3,560,175)	(1,371,491)

INCOME FROM OPERATION	2,504,374	4,028,435

OTHER INCOME (EXPENSES)
Equity loss of affiliates	(1,886)	-
Interest income	3,737	218,035
Other income	45,670	-
Interest expenses	(23,832)	-
Interest paid to related companies and directors	(17,257)	(9,542)
Other expenses	(35,910)	(14,516)
Total Other Income (Expenses), net	(29,478)	193,977

NET INCOME BEFORE TAXES AND MINORITY INTERESTS	2,474,896	4,222,412

Income tax expense	(468,980)	(1,099,420)

Minority interests	131,074	(7,899)
NET INCOME	$2,136,990	$3,115,093

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain(loss)	13,491	(38,706)

COMPREHENSIVE INCOME	$2,150,481	$3,076,387

Net income per share-basic - two classes method	$0.06	$0.10

Net income per share-diluted	$0.05	$0.08

Weighted average number of shares outstanding during the year - basic	31,312,535	28,231,555

Weighted average number of shares outstanding during the year- diluted	41,494,583	37,627,388

The accompanying notes are an integral part of these consolidated financial statements

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 and 2005

	Series A Convertible		Series B Convertible				Additional	Deferred	Unappropriated	Appropriated		Accumulated other
	Preferred Stock		Preferred Stock		Common Stock		paid-in	stock	retained	retained	Due to a	comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	capital	compensation	earnings	earnings	stockholder	loss	Total

Balance at December 31, 2004	-	$-	-	$-	1,500,000	$1,500	$1,303,678	-	$1,380,409	$309,478	$223,934	$-	$3,218,999

Stock issued in recapitalization	1,975,000	1,975	-	-	1,993,363	1,993	6,905,364	-	(6,909,332)	-	-	-	-

Recapitalization	-	-	-	-	-	-	(6,909,332)	-	6,909,332	-	-	-	-

Stock issue for convertible	(100,000)	(100)	-	-	20,000,000	20,000	(19,900)	-	-	-	-	-	-
perferredstock

Stock issued for promissory notes	-	-	-	-	6,586,500	6,587	2,283,438	-	-	-	-	-	2,290,025

Stock issued for reverse split	-	-	-	-	113	-	-	-	-	-	-	-	-

Stock issued for services	-	-	-	-	7,500	8	32,242	-	-	-	-	-	32,250

Stock issued for acquisitions	-	-	-	-	29,158	29	62,112	-	-	-	-	-	62,141

Stock issued for acquisitions	-	-	-	-	83,042	83	182,917	-	-	-	-	-	183,000

Stock issued for services	-	-	-	-	40,000	40	67,960	(50,433)	-	-	-	-	17,567

Stock issued for placement	-	-	-	-	800,000	800	999,200	-	-	-	-	-	1,000,000

Net income for the year	-	-	-	-	-	-	-	-	3,115,093	-	-	-	3,115,093

Repaid to a stockholder	-	-	-	-	-	-	-	-	-	-	(223,934)	-	(223,934)

Other comprehensive loss	-	-	-	-	-	-	-	-	-	-	-	(38,706)	(38,706)

Transfer to statutory and staff
welfare reserves	-	-	-	-	-	-	-	-	(646,865)	646,865	-	-	-

Balance at December 31, 2005	1,875,000	1,875	-	-	31,039,676	31,040	4,907,679	(50,433)	3,848,637	956,343	-	(38,706)	9,656,435

The accompanying notes are an integral part of these consolidated financial statements

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2006 and 2005

	Series A Convertible		Series B Convertible				Additional	Deferred	Unappropriated	Appropriated		Accumulated other
	Preferred Stock		Preferred Stock		Common Stock		paid-in	stock	retained	retained	Due to a	comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	capital	compensation	earnings	earnings	stockholder	loss	Total

Stock issued for placement	-	-	-	-	310,000	310	387,190	-	-	-	-	-	387,500

Stock issued for services	-	-	-	-	2,381	2	2,998	-	-	-	-	-	3,000

Stock issued for oustanding participation costs in the production of a televsion series	-	-	-	-	335,308	335.31	565,665	-	-	-	-	-	566,000

Stock issued for services	-	-	-	-	40,000	40	46,360	-	-	-	-	-	46,400

Stock issued for services	-	-	-	-	30,000.00	30.00	29,970.00	(26,667.00)	-	-	-	-	3,333

Stock issued for services	-	-	-	-	30,000	30	20,370	(18,133)	-	-	-	-	2,267

Repurchase of stock	-	-	-	-	(310,000)	(310)	(387,190)	-	-	-	-	-	(387,500)

Stock issued for services	-	-	-	-	60,000	60	44,940	(40,000)	-	-	-	-	5,000

Stock issued for services	-	-	-	-	15,000	15	10,485	-	-	-	-	-	10,500

Stock issued for services	-	-	-	-	50,000	50	35,450	-	-	-	-	-	35,500

Amortisation on stock compensation	-	-	-	-	-	-	-	50,433	-	-	-	-	50,433

Net income for the year	-	-	-	-	-	-	-	-	2,136,990	-	-	-	2,136,990

Other comprehensive income	-	-	-	-	-	-	-	-	-	-	-	13,491	13,491

Transferred to statutory surplus reserve	-	-	-	-	-	-	-	-	(1,243)	1,243	-	-	-

Balance at December 31, 2006	1,875,000	$1,875	0	$0	31,602,365	$31,602	$5,663,917	$(84,800)	$5,984,384	$957,586	$0	$(25,215)	$12,529,348

The accompanying notes are an integral part of these consolidated financial statements

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 and 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES		(Restated)
Net income	$2,136,990	$3,115,093
Adjusted to reconcile net income to cash provided
by operating activities:
Equity loss of affiliate	1,149	-
Amortization - cost of sales	154,838	83,668
Depreciation-cost of sales	2,450,739	1,137,206
Depreciation	132,274	50,541
Provision for doubtful debts	392,198	-
Stock issued for services	106,000	49,817
Amortization on stock compensation	50,433	-
Minority interests	(131,074)	7,899
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(5,775,789)	(4,003,333)
Other receivables and prepaid expenses	562,773	(481,972)
Inventories	(80,489)	224,640
Other assets	(466,738)	-
Due from a director	-	26,442
Other assets		-
Increase (decrease) in:
Due to a director	-	(20,483)
Accounts payable	1,742,439	465,157
Other payables and accrued liabilities	462,636	214,704
Business tax payable	265,655	-
Value added taxes payable	(79,540)	(315,993)
Income tax payable	536,797	1,412,056
Other tax payable	33,877	-
Net cash provided by operating activities	2,495,168	1,965,442

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in affiliates	(529,730)	(41,696)
Purchase of property and equipment	(6,181,200)	(4,175,100)
Net cash used in investing activities	(6,710,930)	(4,216,796)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related companies	162,092	188,704
Proceeds from stock issuance in private placement	-	1,000,000
Proceeds from issuance of common stock	-	2,290,025
Investments from a minority stockholder	122,514	-
Proceeds from convertible debentures	3,100,000	-
Due to a stockholder	-	(223,934)
Due to a director	84,656	-
Net cash provided by financing activities	3,469,262	3,254,795

EFFECT OF EXCHANGE RATE ON CASH	24,181	(38,706)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(722,320)	964,735

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,124,912	160,177

CASH AND CASH EQUIVALENTS AT END OF YEAR	$402,591	$1,124,912

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$26,133	$9,542

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
During 2006, the Company issued 335,308 shares of restricted common stock for the outstanding participation costs in the production of two television series with a fair value of $566,000.

The accompanying notes are an integral part of these consolidated financial statements

CHINA DIGITAL MEDIA CORPORATION
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A)   Organization

China Digital Media Corporation (“CDMC”) (previously HairMax International, Inc.) was incorporated in the State of Nevada on August 13, 1987.

China Digimedia Holdings Limited (“CDHL”) (previously Arcotect Digital Technology Limited) was incorporated in Hong Kong on January 5, 2000 as an investment holding company. Through its wholly owned subsidiary, Arcotect (Guangzhou) Ltd. (“ AGL”) incorporated in the People’s Republic of China (“PRC”) as a wholly owned foreign limited liability company on September 24, 2001, CDHL is engaged in software development, digital television subscription and application platform development (“software development”). Through its Nanhai Branch (“AGL Nanhai Branch”) established in July 8, 2004, AGL is also engaged in the business of converting television signals from analogue into digital format (“digitalization of television signals”), using digital television set-top-box (STB) and smart cards.

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

The Company changed its name to China Digital Media Corporation in March 2005.

On June 15, 2005, CDHL entered into a Strategic Alliance Agreement with shareholders of Guangdong HuaGuang Digimedia Culture Development Limited (“HuaGuang”) whereby CDHL will hold a 90% variable interest in HuaGuang for the issue of 83,042 shares of CDMC. On January 24, 2007, CDHL exercised its right to hold 100% interest in HuaGuang.

On August 25, 2005, CDHL acquired a 100% interest in Guangdong M-Rider Media Company Limited (“M-Rider”), a limited liability company in the PRC, from the shareholders of M-Rider for US$132,927 in cash and 29,158 shares of CDMC.

CHINA DIGITAL MEDIA CORPORATION
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

(A)   Organization (Continued)

On October 17, 2005, CDHL established a wholly-owned subsidiary, Digimedia Services (Shenzhen) Limited (“Digimedia Shenzhen”) in the PRC with a registered capital of $100,000. The subsidiary has no operations since its incorporation.

On May 8, 2006, HuaGuang set up two joint ventures, namely Guizhou Guishi Digimedia Advertising Company Limited (“Guishi Digimedia”) in which HuaGuang owns 51% interest, and Guizhou Guishi Huaguang Media Company Limited (“Guishi HuaGuang”) in which HuaGuang owns 49% interest, both located in China. Guishi Digimedia was formed to provide advertising agency services whereas Guishi HuaGuang was formed to provide television programming services, both for a period of 20 years.

On August 23, 2006, CDHL acquired a 20% interest in Arable Media Limited (“Arable”). Arable is engaged in the business of developing middleware software and applications for digital television STB.

CDMC, CDHL, AGL, HuaGuang, M-Rider, Digimedia Shenzhen, Guishi Digimedia and Guishi HuaGuang are hereinafter referred to as (“the Company”).

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

The accompanying 2006 consolidated financial statements include the financial statements of CDMC and its 100% owned subsidiaries CDHL, AGL and its Nanhai Branch, M-Rider and Digimedia Shenzhen, its 90% variable interest entity in HuaGuang and 51% owned subsidiary of HuaGuang in Guishi Digimedia. The Company accounts for its 49% investment held by HuaGuang in Guishi Huaguang and its 20% investment held by CDHL in Arable using the equity method. The minority interests represent the minority shareholders’ 10% and 54.1% proportionate share of the results of HuaGuang and Guishi Digimedia respectively.

The accompanying 2005 consolidated financial statements include the accounts of CDHL, AGL and its Nanhai Branch, M-Rider, Digimedia Shenzhen, and its 90% variable interest entity in HuaGuang.

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

For purpose of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with a bank with a maturity of less than three months.

CHINA DIGITAL MEDIA CORPORATION
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005

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

As of December 31, 2006 and 2005, the Company considers all its accounts receivable to be collectible after provision for doubtful accounts made in the financial statements.

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

Depreciation is provided on a straight-line basis, less estimated residual value over the assets’ estimated useful lives. The estimated useful lives are as follows:

Set Top Box (“STB”) and smart cards 5 Years
Motor vehicles 10 Years
Furniture, fixtures and equipment 5 and 8 Years

Depreciation of STB

As required by SAB11:B, depreciation and amortization for property and equipment directly attributed to the generation of revenue was classified under “Cost of Sales”. Accordingly, depreciation of STB and smart cards of the Company in 2006 for the amount of $2,450,739 was included in “Cost of Sales”. To conform with the current account presentation, the depreciation of STB in 2005 of $1,137,206 previously classified as “Selling, General and Administrative expenses” is now included in “Cost of Sales”.

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

The Company accounts for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 142 and 144”). In accordance with SFAS No. 142 and 144, long-lived assets held and used by the Company are reviewed for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The Company believes that no impairment of property and equipment, goodwill and other investments exist at December 31, 2006.

CHINA DIGITAL MEDIA CORPORATION
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

(K)	Valuation of financial instruments

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

The Company’s major operation is in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the United States dollars (“US$”) and the Chinese Renminbi (“RMB”). Nevertheless, the Company does not believe that its foreign currency exchange rate fluctuation risk is significant, especially if the PRC government allows only gradual currency fluctuation so as to maintain the relative stability of RMB.

The Company accounts for non-hedging contracts that are indexed to, and potentially settled in, its own common stock in accordance with the provisions of Emerging Issues Task Force 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). These non-hedging contracts accounted for in accordance with EITF 00-19 include freestanding warrants to purchase the Company’s common stock as well as embedded conversation features that have been bifurcated from the host contract in accordance with the requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). Under certain circumstances that could require the Company to settle these equity items in cash or stock, and without regard to probability, EITF 00-19 could require the classification of all or part of the item as a liability and the adjustment of that reclassified amount to fair value at each reporting period, with such adjustments reflected in the line item of change in valuation of derivative as other income (expenses) in the statements of operations.

During the year, the Company issued 4% secured convertible debentures in a face amount of US$3,100,000 which are due and payable in full in 18 months from their issuance. As fixed prices are set for the conversion prices of such convertible debentures and the attached warrants, the Company is in a position to be sure it had adequate authorized shares for the future conversion of convertible debentures and warrants. Therefore, no embedded derivatives and warrants are required to be recorded at fair value and marked-to-market at each reporting period.

(L)	Revenue recognition

Digitalization of television signals

The Company entered into an agreement with Nanhai Network Company (“Network Company”) to assist its subscribers on the conversion of television signal from analog into digital by providing STB and smart cards to the subscribers in Nanhai City on a lease basis. The Company is entitled to receive a portion of fees, for subscribers’ television subscription and pay-TV services, payable by Network Company, under the subscription agreement. Revenue is recognized on a straight line basis in accordance with the terms of the subscription agreement. The Company also charges installation fees and sells STB and smart cards to new subscribers. Revenue arising from these services is recognized when the subscriber is invoiced for the STB and smart cards upon the completion of installation works.

In addition, the Company is entitled to be reimbursed for its operating expenses from Network Company in accordance to the subscription agreement. Revenue arising from costs reimbursement is recognized when the amounts are duly agreed upon between the Company and Network Company.

CHINA DIGITAL MEDIA CORPORATION
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

(L)	Revenue recognition (Continued)

Government grant

The local government of Nanhai City also approved a grant of Rmb10,000,000 each year for five years from 2004 to finance the purchase of STB and smart cards for sale and lease to subscribers. The grant is recognized as revenue on a straight line basis.

As of December 31, 2006 and 2005, the Company received $1,276,976 and $1,232,386 of government grant respectively.

Advertising sales

The Company acts as an advertising agent for certain television channels by selling advertising air time spaces and television program backdrops to customers. The Company's advertising services revenue is derived from billings that are earned when the advertisements are placed and revenue is recognized as the media placements appear. During 2006, the Company purchase blocks of advertising spaces and was the primary obligor and carried all of the credit risk for the advertisement placements and accordingly, recorded the full amount of such billings from the advertisement placements as revenue. Deferred revenues are recognized as a liability when billings are received in advance of the date before revenues are earned.

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

Supplier rebate

Rebate or refund received by the Company from its supplier, either in cash or trade discount, will be considered as an adjustment of the prices of the supplier’s products purchased by the Company. Therefore, it will be characterized as (a) a reduction of cost of sales for subsequent selling of the products by the Company; or (b) a reduction of property and equipment for products booked as fixed assets of the Company and subject to deprecation in line with the depreciable life of the relevant products; or (c) a reduction of inventories for products maintained in stocks.

(M)	Income taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period included the enactment date.

CHINA DIGITAL MEDIA CORPORATION
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

(N)	Foreign currency transactions

CDMC and CDHL maintain their accounting records in their functional currencies of US$ and Hong Kong Dollars (“HK$”) respectively, whereas AGL, M-Rider, HuaGuang, Guishi Digimedia, Guishi HuaGuang and Shenzhen DigiMedia maintain their accounting records in their functional currency of RMB.

Foreign currency transactions during the year are translated to the functional currency at the approximate rates of exchange on the dates of transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the approximate rates of exchange at that date. Non-monetary assets and liabilities are translated at the rates of exchange prevailing at the time the asset or liability was acquired. Exchange gains or losses are recorded in the statement of operations.

The financial statements of the subsidiaries (whose functional currency is HK$ or RMB) are translated into US$ using the closing rate method. The balance sheet items are translated into US$ using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year. All exchange differences are recorded within equity. Translation gain (loss) for the years ended December 31, 2006 and 2005 were $13,491(gain) and $38,706 (loss) respectively.

(O)	Comprehensive income (loss)

The foreign currency translation gain or loss resulting from translation of the financial statements expressed in HK$ and RMB to US$ is reported as other comprehensive income gain in the statements of operations and stockholders’ equity. Comprehensive income (loss) for the years ended December 31, 2006 and 2005 were $13,491(income) and $38,706 (loss) respectively.

(P)	Income per share

Basic income per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive in nature.

(Q)	Segments

The Company operates in five reportable segments, digitalization of television signals, software development, television advertising, investments in television series and other.

CHINA DIGITAL MEDIA CORPORATION
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

(R)	Recent accounting pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation provides that the tax effects from an uncertain tax position can be recognized in the Company’s financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company’s financial position.

In September 2006, FASB issued Statement 157, Fair Value Measurements. This statement defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles (GAAP). More precisely, this statement sets forth a standard definition of fair value as it applies to assets or liabilities, the principal market (or most advantageous market) for determining fair value (price), the market participants, inputs and the application of the derived fair value to those assets and liabilities. The effective date of this pronouncement is for all full fiscal and interim periods beginning after November 15, 2007. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company’s financial position.

In September 2006, FASB issued Statement 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which amend FASB Statements No. 87, 88, 106 and 132(R). This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its financial statements and to recognize changes in that funded status in the year in which the changes occur. The effective date for the Company would be for any full fiscal years ending after December 15, 2006. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company’s financial position.

2.	RESTATEMENT OF FINANCIAL STATEMENTS

The financial statements for the year ended December 31, 2005 have been restated to reclassify a volume discount of $1,794,897 (“consideration”) agreed with its STB supplier previously recorded as other income to be applied as a reduction against inventory, cost of goods sold or as a reduction of the balance of Property and Equipment for STB that have been leased to customers. The change in accounting treatment resulting in this restatement is in accordance with the Company’s accounting policy on supplier rebate shown in note 1 (L). The portion of consideration credited to Property and Equipment is recognized as income over the depreciable life of STB of five years by way of a reduced depreciation charge.

CHINA DIGITAL MEDIA CORPORATION
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005

The restated financial statements for the year ended December 31, 2005 are shown as follows:

CONSOLIDATED BALANCE SHEETS

ASSETS

	As previously
	reported	Adjustments	Restated
CURRENT ASSETS
Cash and cash equivalents	1,124,912		1,124,912
Accounts receivable, net of allowances	4,444,087		4,444,087
Inventories, net	426,027	(31,035)	394,992
Other receivable and prepaid expenses	750,591		750,591
Value added taxes recoverable	-		-
Total Current Assets	6,745,617	(31,035)	6,714,582

INTANGIBLE ASSETS	392,521		392,521
INVESTMENTS IN TELEVISION SERIES, NET	771,115		771,115
INVESTMENTS IN AFFILIATES	-		-
PROPERTY AND EQUIPMENT, NET	9,893,836	(1,351,840)	8,541,996
OTHER ASSETS
TOTAL ASSETS	17,803,089	(1,382,875)	16,420,214

CURRENT LIABILITIES
Convertible debentures	-		-
Accounts payable	4,792,339		4,792,339
Other payables and accrued liabilities	248,675		248,675
Due to a director	41,981		41,981
Due to related companies	218,394		218,394
Business tax payable	-		-
Value added taxes payable	16,330		16,330
Income tax payable	1,874,352	(456,349)	1,418,003
Other tax payable	-		-
Total Current Liabilities	7,192,071	(456,349)	6,735,722

COMMITMENTS AND CONTINGENCIES	-		-

MINORITY INTERESTS	28,057		28,057

STOCKHOLDERS' EQUITY
Series A convertible preferred stock ($0.001 par value, 40,000,000 shares authorized,1,875,000 shares issued and outstanding as of
December 31, 2006 and 2005)	1,875		1,875
Common stock ($0.001 par value, 500,000,000 shares authorized,
31,039,676 shares issued and outstanding as of December 31, 2005)	31,040		31,040
Additional paid-in capital	4,907,679		4,907,679
Deferred stock compensation	(50,433)		(50,433)
Retained earnings
Unappropriated	4,775,163	(926,526)	3,848,637
Appropriated	956,343		956,343
Accumulated other comprehensive loss	(38,706)		(38,706)
Total Stockholders' Equity	10,582,961	(926,526)	9,656,435

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	17,803,089	(1,382,875)	16,420,214

CHINA DIGITAL MEDIA CORPORATION
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005

CONSOLIDATED STATEMENTS OF OPERATIONS

	As previously
	reported	Adjustments	Restated

NET SALES
Revenue form digitalization of television signals	$5,391,730		5,391,730
Revenue from television advertising	1,048,175		1,048,175
Revenue from software development	66,716		66,716
Revenue from investments in television series	123,274		123,274
Government grant received	1,232,386		1,232,386
	7,862,281	0	7,862,281

COST OF SALES - OPERATING	(1,482,300)	157,150	(1,325,150)
COST OF SALES - DEPRECIATION	(1,392,077)	254,871	(1,137,206)
GROSS PROFIT	4,987,904	412,022	5,399,926

OPERATING EXPENSES
Selling, general and administrative expenses	1,320,950		1,320,950
Depreciation and amortization	50,541		50,541
Total Operating Expenses	1,371,491	0	1,371,491

INCOME FROM OPERATION	3,616,413	412,022	4,028,435

OTHER INCOME (EXPENSES)
Equity loss of affiliates	-		-
Interest income	218,035		218,035
Volume discounts earned	1,794,897	(1,794,897)	0
Other income	-		-
Interest expenses	-		-
Interest paid to related companies and directors	(9,542)		(9,542)
Other expenses	(14,516)		(14,516)
Total Other Income (Expenses), net	1,988,874	(1,794,897)	193,977

NET INCOME BEFORE TAXES	5,605,287	(1,382,875)	4,222,412

Income tax expense	(1,555,769)	456,349	(1,099,420)

Minority interests	(7,899)		(7,899)
NET INCOME	$4,041,619	(926,526)	3,115,093

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	(38,706)		(38,706)

COMPREHENSIVE INCOME	$4,002,913	(926,526)	3,076,387

Net income per share-basic - two classes method	$0.13	(0.03)	0.10

Net income per share-diluted	$0.11	(0.03)	0.08

Weighted average number of shares outstanding during the year - basic	28,231,555		28,231,555

Weighted average number of shares outstanding during the year- diluted	37,627,388		37,627,388

CHINA DIGITAL MEDIA CORPORATION
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005

3.	INTANGIBLE ASSETS

Intangible assets of the Company represent goodwill recognized upon the acquisition of M-Rider. On July 12, 2005, pursuant to a Share Transfer Agreement (“ST Agreement”), CDHL acquired all of the issued and outstanding capital of M-Rider, a PRC company engaged in the design, production and distribution of advertisements through television channels. Under the terms of the ST Agreement, CDHL purchased all of the issued and outstanding capital of M-Rider for a total consideration of $1,047,559; $132,927 payable in cash and $914,632 payable by the issue of shares of the Company’s common stock. The ST Agreement became effective on August 25, 2005 when approval from the PRC Government of the acquisition was obtained. On the effective date, CDHL paid the cash consideration of $132,927 and issued the 29,158 shares of the Company’s restricted common stock having a value of $62,141 to the stockholders of M-Rider. The balance of $852,491 in value of the Company’s shares of common stock is payable one year from the effective date on the conditions that the net operating cash flow of M-Rider on that day is not less than RMB10 million and the two stockholders of M-Rider who transferred M-Rider’s shares to the Company are to be hired by M-Rider for a period of three years. Since the targeted performance has not been achieved, the stockholders of M-Rider are no longer entitled to receive the balance of the purchase consideration of $852,491.

Goodwill of the aforesaid acquisition was calculated as follow:

Cash and cash equivalents	$210,718
Accounts receivable	129,343
Other receivables and prepaid expenses	197,877

Total current assets	537,938

Property and equipment, net	56,137
Total assets	594,075
Less: Accounts payable and accrued liabilities	(791,528)

Net liabilities acquired	(197,453)

Consideration for acquisition	195,068

Goodwill	$392,521

During the fourth quarter of 2006, the Company performed impairment tests on the goodwill recognized on M-Rider’s acquisition and believes that no impairment of goodwill exists.

4.	INVESTMENTS IN AFFILIATES

(A) On May 8, 2006, the Company’s 90% VIE, HuaGuang, established Guishi Huaguang, a 49% joint venture company in China to provide television programming services for a period of 20 years.

The Company’s effective interest of 44.1% in Guishi Huaguang is accounted for using the equity method of accounting and is stated at cost plus equity in undistributed earnings or losses since acquisition.

A summary of the audited condensed financial statements of the affiliate as of December 31, 2006 is as follows:

Current assets	$381,553
Non-current assets	245,115
Total Assets	$626,668

Current liabilities	$246,150
Stockholders’ equity	380,518
Total Liabilities and Stockholders’ Equity	$626,668

Revenues	$-
Gross Profit	$-
Net loss	$(2,575)

The Company’s share of the loss for the year ended December 31, 2006 is as follow:
Company share at 44.1%	$(1,135)
Equity in loss of affiliate	$(1,135)

CHINA DIGITAL MEDIA CORPORATION
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005

4.	INVESTMENTS IN AFFILIATES (CONTINUED)

(B) On August 23, 2006, the Company subscribed to 20% equity interest in Arable, a limited liability company organized and existing under the laws of Hong Kong for $2,568. The Company also loaned $356,991 to Arable as of December 31, 2006.

The Company’s effective interest of 20% in Arable is accounted for using the equity method of accounting and is stated at cost plus equity in undistributed earnings since subscription.

Current assets	$268,140
Non-current assets	370,344
Total Assets	$638,484

Non-current liabilities, including loan from CDHL	$685,198
Stockholders’ equity	(46,714)
Total Liabilities and Stockholders’ Equity	$638,484

Revenues	$-
Gross Profit	$-
Net loss	$(59,555)
The Company’s share of the loss for the period from the date of subscription to December 31, 2006 is as follows:

Company share at 20%	$(750)
Equity in loss of affiliate	$(750)

5.	ACCOUNTS RECEIVABLE, NET

Accounts receivable at December 31, 2006 and 2005 consisted of the following:
	2006	2005

Accounts receivable	$10,219,876	$4,444,087
Less: allowance for doubtful accounts	(392,198)	-
Accounts receivable, net	$9,827,678	$4,444,087

As of December 31, 2006 and 2005, the Company considered all accounts receivable collectable after a provision for doubtful accounts was made which was $392,198 and $0 for the years ended December 31, 2006 and 2005 respectively.

6.	INVENTORIES, NET

Inventories at December 31, 2006 and 2005 consisted of the following:

	2006	2005

Finished goods	$475,481	$394,992
Less: provision of obsolescence	-	-
Inventories, net	$475,481	$394,992

For both of the years ended December 31, 2006 and 2005, the Company has not recorded a provision for obsolete inventories.

7.	OTHER RECEIVABLES AND PREPAID EXPENSES

Other receivables and prepaid expenses at December 31, 2006 and 2005 consisted of the following:

	2006	2005

Deposit paid for the sole advertising agency	-	631,319
Advances to staff	83,659	17,851
Prepayments	85,252	85,743
Trade deposits	10,156	7,280
Utility deposits	8,751	8,398
	$187,818	$750,591

CHINA DIGITAL MEDIA CORPORATION
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005

8.	INVESTMENTS IN TELEVISION SERIES, NET

Investments in television series related to the Company’s participations in the production of two television series through HuaGuang, a 90% held VIE:-

	2006	2005

Television participation costs	885,711	854,783
Less: accumulated amortization	269,434	83,668

Television participation costs, net	$616,277	$771,115

a)
HuaGuang, a VIE, entered into two investment contracts to participate in the production of two television series. The Company’s participation is 20% and 34% of the total production costs. These investments, for which the Company does not have significant influence, are accounted for under the cost method of accounting.

b)
During the year ended December 31, 2006, the Company reviewed future revenue projections supporting the carrying value of its investments in television series in accordance with its accounting policy described in note 1 (i). No impairment to the carrying values of the investments in television series is required.

9.	PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment at December 31:
	2006	2005

STB and smart cards leased to subscribers	$15,744,782	$9,891,389
Motor vehicles	103,868	71,955
Furniture and office equipment	498,285	202,391
	16,346,935	10,165,735
Less: accumulated depreciation	4,217,441	1,623,739
Property and equipment, net	$12,129,494	$8,541,996

Depreciation expense for the years ended December 31, 2006 and 2005 was $2,906,051 and $1,442,618 respectively.

10.	OTHER ASSETS

Other assets represent deferred finance costs relate to commission, legal and financial advisory fees directly attributable to the issuance of the convertible debenture by the Company during the year totaling $620,480. Deferred finance costs are amortized over the life of the debenture of 18 months from November 2006. In 2006, costs amortized as expenses were $68,942 and costs classified as deferred stock compensation were $84,800.

11.	CONVERTIBLE DEBENTURES

On July 7, 2006, the Company sold 20 units of securities to a corporate investor for $1,000,000 and on July 21, 2006, the Company sold 2 units of securities to an accredited investor for $100,000. Each unit consists of a 8% interest bearing convertible debenture in the principal amount of $50,000, convertible at $0.80 per share, together with certain rights of warrants. On November 17, 2006, the Company completed a private equity financing with four accredited investors for $3,000,000, $1,000,000 of which was rolled over from the investor of the sale completed on July 7, 2006. The investor’s previously purchased securities were returned to the Company in partial exchange for the units issued on this private equity financing. Upon the closing of this private equity financing, the investor waived all rights associated with the previously purchased securities and waived all interest payments accrued on the previously purchased securities. Furthermore, on December 13, 2006, the Company has completed another private equity financing with an accredited investor for $100,000.

As a result of the above, during 2006, the Company has issued the following convertible debentures;

a)	On November 17, 2006 to a financial institution for $ 2,150,000
b)	On November 17, 2006 to a financial institution for $ 200,000
c)	On November 17, 2006 to a financial institution for $ 500,000
d)	On November 17, 2006 to an individual investor for $ 150,000
e)	On December 13, 2006 to an individual investor for $100,000

The above convertible debentures were issued pursuant to the private equity financing as described above where the Company sold a total 31 units of securities. Each unit consists of (i) an eighteen-month 4% interest bearing convertible debenture in the principal amount of $100,000, convertible at $0.45 per share, (ii) a six-year Class A warrant to purchase 222,222 shares of the Company’s common stock, par value $0.001 per share at an exercise price of $0.80 per share, a (iii) six-year Class B warrant to purchase 222,222 shares of the Company’s common stock at an exercise price of $1.20 per share, and (iv) a six-year Class C warrant to purchase 111,111 shares of the Company’s common stock at an exercise price of $2.25 per share. The securities issuable upon conversion of the debenture and exercise of the warrants are eligible for certain registration rights.

CHINA DIGITAL MEDIA CORPORATION
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005

12.	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities at December 31, 2006 and 2005 consist of the following:

	2006	2005

Other payables	$229,116	$87,546
Deposits received from customers	239,466	74,302
Accrued liabilities	284,710	86,827
	$753,292	$248,675

13.	INCOME TAX

a	CDMC was incorporated in the United States and has incurred net operating loss for income tax purposes for 2006 and 2005.

CDHL was incorporated in Hong Kong and is subject to Hong Kong profits tax. No provision for Hong Kong profits tax has been made since CDHL incurred a loss during 2006 and 2005.

AGL, M-Rider, HuaGuang, Guishi Digimedia, Guishi HuaGuang and Shenzhen DigiMedia were incorporated in the PRC and are subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate has been 33%, and for HuaGuang, Guishi Digimedia, Guishi HuaGuang and Shenzhen DigiMedia, no tax benefit is expected from the tax credits in the future. The income tax expenses for 2006 and 2005 are summarized as follows:

PRC Income Tax	2006	2005

Current	$-	$-
Deferred	468,980	1,099,420
	$468,980	$1,099,420

Deferred tax liabilities result from temporary differences for revenues earned but not yet taxable under PRC tax regulations.

b
The Company’s deferred tax asset at December 31, 2006 and 2005 consists of net operating losses carry forwards calculated using statutory effective tax rates. Due to their history of losses for CDMC and CDHL, the Company believes that sufficient objective, positive evidence currently exists to conclude that recoverability of its net deferred tax assets is unlikely rather than not. Consequently, the Company has provided a valuation allowance covering 100% of its net deferred tax assets.

As at December 31, 2006, CDMC had loss carry forwards of approximately $366,051 for U.S. income tax purposes available for offset against future taxable U.S. income expiring in 2025.

As at December 31, 2006, CDHL has Hong Kong tax loss carry forwards of approximately $40,794. Currently, the Hong Kong tax losses can be carried forward indefinitely.

c	The reconciliation of income taxes computed at the statutory income tax rates to total income taxes for the years ended December 31, 2006 and 2005 is as follows:

	2006	2005
CDMC
Income tax computed at the federal statutory rate	34%	34%
State income taxes, net of federal tax benefit	5%	5%
Valuation allowance	(39%)	(39%)
CDHL
Income tax computed at applicable tax rate	17.5%	17.5%
Valuation allowance	(17.5%)	(17.5%)
Total deferred tax asset	0%	0%

CHINA DIGITAL MEDIA CORPORATION
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005

14.	NET INCOME PER SHARE

Earnings per share on a diluted basis were $0.05 and $0.08 for the fiscal years ended December 31, 2006 and 2005 respectively. As of December 31, 2006, the Company has outstanding:

- 31,602,365 shares of common stock;
- 1,875,000 shares of preferred stock;
- 6,888,882 shares of common stock to be issued upon conversion of convertible debenture (“CD”);
- warrants to purchase 6,888,882 shares of common stock at an exercise price of $0.80 per share, expire in November 2012;
- warrants to purchase 6,888,882 shares of common stock at an exercise price of $1.20 per share, expire in November 2012; and
- warrants to purchase 3,444,441 shares of common stock at an exercise price of $2.25 per share, expire in November 2012.

In accordance with paragraph 40 and 41 of SFAS 128 and EITF 03-6, basic and diluted earnings per share on a two class method for the fiscal year ended December 31, 2006 and 2005 were calculated as follows:
	2006	2005
Earnings		(Restated)
Net Income	2,136,990	3,115,093

Basic - 2 classes method
Income available to common stockholders	2,136,990	3,115,093

Weighted-average common stock outstanding	31,312,535	28,231,555
Number of preferred stock	1,875,000	1,875,000
Weighted-average common stock outstanding - assume CD converted	807,048	-

Basic earnings per share - Common Stock	0.06	0.10
Basic earnings per share - Preferred Stock	0.06	0.10
Basic earnings per share - CD	0.06	-
Diluted
Income available to common stockholders	2,136,990	3,115,093
Income available to common stockholders and assumed conversions	2,151,993	-

Weighted-average common stock outstanding	31,312,535	28,231,555
Number of preferred stock - converted bases	9,375,000	9,375,000
Weighted-average common stock outstanding for 4% convertible debenture - assumed conversions	807,048	-

Diluted weighted-average common stock outstanding	41,494,583	37,627,388
Diluted earnings per share	0.05	0.08

Warrants to purchase 6,888,882 shares of common stock at $0.80 per share, 6,888,882 shares of common stock at $1.20 per share and 3,444,441 shares of common stock at $2.25 per share were outstanding as of December 31, 2006 but were not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the market price of the common shares. The warrants, which expire on November, 2012, were still outstanding on December 31, 2006.

CHINA DIGITAL MEDIA CORPORATION
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005

15.	SEGMENTS

The Company operates in five reportable segments; digitalization of television signals, software development, television advertising, investments in television series and other. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from operations. All inter-company transactions between segments have been eliminated. As a result, the components of operating income for one segment may not be comparable to another segment. The following is a summary of the Company’s segment information for the years ended December 31, 2006 and 2005:

	Digitalization			Investments
	of Television	Television	Software	in television
	Signals	Advertising	Development	series	Other	Total
2006
Revenues	$8,491,087	$6,712,087	$51,687	$268,165	$-	$15,523,026
Gross profit	5,030,502	896,933	51,687	85,427	-	6,064,549
Net Income	2,937,200	(271,961)	(147,337)	92,535	(473,446)	2,136,990
Total assets	19,576,969	3,667,181	69,450	1,214,012	562,777	25,090,389
Capital expenditure	5,440,334	626,045	3,488	104,137	7,197	6,181,200
Depreciation and amortization	2,478,810	46,051	12,669	191,911	8,409	2,737,851

2005 (Restated)
Revenues	$6,624,116	$1,048,175	$66,716	$123,274	$-	$7,862,281
Gross profit	4,964,598	329,376	66,346	39,606	-	5,399,926
Net Income	3,367,760	133,567	(99,738)	(67,574)	(218,923)	3,115,093
Total assets	13,486,491	1,573,084	268,576	908,211	183,852	16,420,214
Capital expenditure	4,026,584	6,476	5,424	125,105	11,511	4,175,100
Depreciation and amortization	1,158,991	3,914	11,694	90,521	6,295	1,271,415

CHINA DIGITAL MEDIA CORPORATION
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005

16.	STOCKHOLDERS’ EQUITY

(A) Stock issuances

(1)	Stock issued for placement

On March 15, 2006, the Company issued 310,000 shares of restricted common stock at $1.25 per share to a corporate investor for an aggregate consideration of $387,500 under a Stock Purchase and Repurchase Agreement dated March 14, 2006. The Company relied on an exemption from registration pursuant to Regulation S under the Securities Act of 1933 in connection with the issuance of these shares.

On October 25, 2006, the corporate investor exercised its option in accordance with the agreement to have the Company repurchased all of the 310,000 shares at a fixed price of $1.25 per share plus a premium, for a total of $436,548. The difference between the purchase consideration and the repurchased sum, being $49,048, was recognized as expense in the Company’s statements of operations.

(2)	Stock issued for services

During the year, the Company issued 2,381 shares of its restricted common stock to a consultant for services retained. The shares were valued at the market on the date of issuance, yielding an aggregate fair value of total $3,000. This expense was included in the Company accompanying statements of operations.

During the year, the Company issued 40,000 shares of its restricted common stock to a consultant for services retained. The shares were valued at the market on the date of issuance, yielding an aggregate fair value of total $46,400. This expense was included in the Company accompanying statements of operations.

During the year, the Company issued 15,000 shares of its restricted common stock to a consultant for services retained. The shares were valued at the market on the date of issuance, yielding an aggregate fair value of total $10,500. This expense was included in the Company accompanying statements of operations.

During the year, the Company issued 50,000 shares of its restricted common stock to a consultant for services retained. The shares were valued at the market on the date of issuance, yielding an aggregate fair value of total $35,500. This expense was included in the Company accompanying statements of operations.

During the year, the Company issued 30,000 shares of restricted common stock to a consultant for services retained in relation to the issuance of convertible debentures as stated in note 9 above. The shares issued were valued at the market value on the date of issuance, yielding a fair value of $30,000. The fair value of the services will be amortized over the life of the debentures of eighteen months. The Company recognized expense of $3,333 and recorded deferred stock compensation of $26,667 as of December 31, 2006 for these services.

During the year, the Company issued 30,000 shares of restricted common stock to a consultant for services retained in relation to the issuance of convertible debentures as stated in note 9 above. The shares were valued at the market value on the date of issuance, yielding a fair value of total $20,400. The fair value of the services will be amortized over the life of the debentures of eighteen months. The Company recognized expense of $2,267 and recorded deferred stock compensation of $18,133 as of December 31, 2006 for these services.

During the year, the Company issued 42,000 shares of restricted common stock to a consultant for services retained in relation to the issuance of convertible debentures as stated in note 9 above. The shares were valued at the market value on the date of issuance, yielding a fair value of total $31,500. The fair value of the services will be amortized over the life of the debentures of eighteen months. The Company recognized expense of $3,500 and recorded deferred stock compensation of $28,000 as of December 31, 2006 for these services.

CHINA DIGITAL MEDIA CORPORATION
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005

(A) Stock issuances (Continued)

During the year, the Company issued 18,000 shares of restricted common stock to a consultant for services retained in relation to the issuance of convertible debentures as stated in note 9 above. The shares were valued at the market value on the date of issuance, yielding a fair value of total $13,500. The fair value of the services will be amortized over the life of the debentures of eighteen months. The Company recognized expense of $1,500 and recorded deferred stock compensation of $12,000 as of December 31, 2006 for these services.

(3)	Stock issued for investment

On March 30, 2006, the Company issued 335,308 shares of restricted common stock with a fair value of $566,000 for the outstanding participation costs in the production of a television series. The Company relied on an exemption from registration pursuant to Section 4(2) under the Securities Act in connection with the issuance of these shares.

      (B) Appropriated retained earnings

The Company’s PRC subsidiaries are required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on the after-tax net income determined in accordance with the laws and regulations of the PRC. Prior to January 1, 2006 the appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the laws and regulations of the PRC until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the statutory public welfare fund are at 5% to 10% of the after tax net income determined by the Board of Directors. Effective January 1, 2006, the Company is only required to contribute to one statutory reserve fund at 10 percent of net income after tax per annum, such contributions not to exceed 50 percent of the respective companies’ registered capital.

The statutory reserve funds are restricted for use to set off against prior period losses, expansion of production and operation or for the increase in the registered capital of the Company. The statutory public welfare fund is restricted for use in capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation.

During 2006 and 2005, the Company appropriated $1,243 and $646,865 respectively to the reserves funds based on its net income in accordance with the laws and regulations of the PRC.

(C) Contributed capital

During 2006 and 2005, CDHL contributed restricted capital of $779,207 and $2,885,804 respectively to AGL.

17.	RELATED PARTY TRANSACTIONS

In 2006 and 2005, the Company owed a director $84,656 and $41,981 respectively for short-term advances. Interest is charged at 6% per annum on the amount owed.

As of December 31, 2006 and 2005, the Company owed to a related company $62,519 and $218,394 respectively for short-term unsecured advances made. Interest is charged at 6% per annum on the amount owed.

As of December 31, 2006, the Company owed to an affiliate, Guishi HuaGuang, $317,967 for short-term unsecured interest free advances made.

On August 23, 2006, the Company entered into an agreement with a 20% affiliate to advance a total of $770,416 to support the research and development on the middleware applications for digital television STB. The advances will be used to pay for license fees in the future and other expenses or refunded to the Company if the applications cannot be applied to the Company’s STB. As of December 31, 2006, the Company has advanced $356,991 to the affiliate. The advance is interest free for a period of five years and thereafter interest is charged at the rate of LIBOR plus 2% on the outstanding balance.

CHINA DIGITAL MEDIA CORPORATION
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005

18.	COMMITMENTS

(A)	Employee benefits

The full time employees of the Company in China are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provision and contributions made for such employee benefits was $70,574 and $18,018 for the years ended December 31, 2006 and 2005, respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

The Company also operates a Mandatory Provident Fund plan (“the plan”) which is available to all employees in Hong Kong. Both the Company and the employees are required to contribute 5% (subject to an aggregate amount of $256) per month of the employees’ relevant income. Contributions from the Company are 100% vested in the employees as soon as they are paid to the plan. Contributions to the plan are expensed as they become payable in accordance with the rules of the plan and amounted to $4,563 and $2,448 for the years ended December 31, 2006 and 2005 respectively. The assets of the plan are held separately from those of the Company and are managed by independent professional fund managers.

(B)	Operating leases commitments

The Company leases office spaces from third parties under two operating leases which expire on December 31, 2007, June 15, 2007, and July 14, 2011 at monthly rental of $4,697, $2,044 and $3,903 respectively. The Company also leases spaces for staff quarters from third parties under five operating leases which expire from March 21, 2007 to October 16, 2007 with total monthly rental of $664. Accordingly, for the years ended December 31, 2006 and 2005, the Company recognized rental expense for office spaces in the amount of $90,731 and $46,713, respectively

As of December 31, 2006, the Company has outstanding commitments with respect to the above non-cancelable operating leases, which are due as follows:

2007	$114,442
2008	46,836
2009	46,836
2010	46,836
Thereafter	25,370
$280,320

(C)	Capital commitments

According to the joint venture agreements with Guizhou Television Station, the Company has committed to invest as capital contributions totalling $2,553,952 (RMB20 million) into the 51% owned subsidiary, Guishi HuaGuang and the 49% owned affiliate, Guishi Digimedia over a period of two years. As of December 31, 2006, the Company has invested a total of $317,967 (RMB2,490,000) as capital contributions into the two joint ventures. The outstanding capital contribution of $2,235,985 (RMB17,510,000) is due by February 15, 2008.

According to the amended Articles of Association of Digimedia Shenzhen, the Company has to fulfill registered capital contributions of $100,000 within one year from October 17, 2005. As of December 31, 2006, the Company has fulfilled $15,000 in registered capital requirement. As the Company is in the process of closing this dormant company, the outstanding capital contribution of $85,000 is not required to be paid up.

CHINA DIGITAL MEDIA CORPORATION
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005

19.	CONTINGENCIES

The Company accounts for loss contingencies in accordance with SFAS 5 “Accounting for Loss Contingencies”, and other related guidance. Set forth below is a description of certain loss contingencies as of December 31, 2005 and management’s opinion as to the likelihood of loss in respect of each loss contingency.

On May 24, 2005, Ziegler, Ziegler & Associates LLP and Scott Ziegler filed a Complaint against the Company in the United States District Court for the Southern District of New York for using their internet domain name to distribute the Company’s promotional information over the internet. The Plaintiffs seek several types of damages in an amount not less than $1,250,000. The Company’s counsel was instructed to vigorously defend the action as the emails in question were distributed by a party not hired nor associated with the Company. Accordingly, no provision has been made as of December 31, 2006.

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

The Company has made a settlement offer to the plaintiff of $9,000 and is awaiting the plaintiff’s response. The Company has accrued $9,000 as at December 31, 2006.

20.	CONCENTRATIONS AND RISKS

 During 2006 and 2005, 100% of the Company’s assets were located in China and 100% of the Company’s revenues were derived from customers in China.

 The Company relied on two suppliers and purchases from those suppliers for the year ended December 31, 2006 and 2005 are as follows:

	Supplier A	Supplier B
For the year ended
December 31, 2006	89%	0%
December 31, 2005	75%	17%

At December 31, 2006 and 2005, accounts payable to those two suppliers totaled $5,316,582 and $3,858,560 respectively.

21.	SUBSEQUENT EVENTS

Commencing January 1, 2007, the Company’s subsidiary, M-Rider, terminated its exclusive advertising agency with a television station in Guangdong Province, PRC after one year of service. M-Rider will not be penalized for the termination of the exclusive agency and will remain as an advertising agent without any fixed commitment to the television station.

On January 24, 2007, the Company exercised its option to request the former shareholders of HuaGuang to transfer the remaining 10% equity interest in HuaGuang to the Company for $10 in accordance with a Strategic Alliance Agreement dated June 15, 2005 between the Company and Guangdong Pukonyi Culture Development Limited (later renamed as HuaGuang), subject to the approval PRC Government and in compliance with all the related laws of the PRC. When completed the exercise of this option will result in the Company owing 100% of HuaGuang.

As of February 9, 2007, the Company’s subsidiary, M-Rider, entered into a Sole Agent Service Agreement (“SAS Agreement”) with China Yellow River TV Station, a corporation organized and existing under the laws of the PRC (“YRT”). Pursuant to the terms of the Agreement, M-Rider will act as the sole advertising agent for YRT starting from January 1, 2007 for a period of four years and eleven months, with the option to renew the SAS Agreement for an additional five years upon its expiration.

ITEM 8. Changes with and Disagreements With Accountants on Accounting And Financial Disclosure

The Company has engaged Jimmy C.H. Cheung & Co., Certified Public Accountants, as our independent registered public accounting firm since July 18, 2006. The Company had not consulted with Jimmy C.H. Cheung & Co. regarding the application of accounting principles to any contemplated or completed transactions nor the type of audit opinion that might be rendered on the our financial statements, and neither written nor oral advice was provided that would be an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issue.

ITEM 8A. Controls and Procedures

Evaluation of Controls. As of the end of the period covered by this annual report on Form 10-KSB, the Company evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by our President and Chief Executive Officer, Ng Chi Shing ("CEO"), and by Li Wa Tat, our Chief Financial Officer ("CFO"). In this section, the Company present the conclusions of our CEO and CFO based on and as of the date of the Evaluation, (i) with respect to the effectiveness of our Disclosure Controls, and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls.

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

Conclusions. Based upon the Evaluation, our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives. Our CEO and CFO have concluded that our disclosure controls and procedures are effective at that reasonable assurance level to ensure that material information relating to the Company is made known to management, including the CEO and CFO. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.

ITEM 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

(a)	Identification of Directors

The following information, as of December 31, 2006 is furnished with respect to each Director and Executive Officer:

          Date of
Name of Director     Age     Service      Position with Company

Ng Chi Shing              42   2004               President, Chief Executive Officer, Director
Chen Lu                           37            2005               Director
Chen Juan                  30   2005               Director
Zhou Wei Yu                   34            2005               Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based on information furnished to Registrant, no officer, director, or ten percent shareholder failed to file on a timely basis reports on Forms 3, 4, or 5 during the most recent fiscal year.

Audit Committee Financial Expert

The Company does not have a separately designated standing audit committee. The entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and our audits of the financial statements. The Commission recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an "audit committee financial expert" serving on its audit committee. In connection with these new requirements, our Board of Directors examined the Commission's definition of "audit committee financial expert" and concluded that the Company do not currently have a person that qualifies as such an expert. Presently, there are only five (5) directors serving on our Board, and the Company are not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an "audit committee financial expert". While neither of our current directors meets the qualifications of an "audit committee financial expert", each of our directors, by virtue of his past employment experience, has considerable knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities. Accordingly, the Company believes that our current directors capably fulfill the duties and responsibilities of an audit committee in the absence of such an expert.

Code of Conduct

The Company has adopted a code of conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Such code of ethics will be provided to any person without charge, upon request, by sending such request to us at our principal office. The Company is in the process of publishing the code in the Company’s website.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-KSB, any failure to comply therewith during the fiscal year ended December 2006. The Company believes that all of these filing requirements are satisfied by our executive officers, directors and by the beneficial owners of more than 10% of our common stock. In making this statement, the Company has relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

Changes in Nomination Procedures

There have been no material changes to the procedures by which security holders may recommend nominees for the Company’s Board since the Company’s filing in which we discussed such procedures.

ITEM 10. Executive Compensation

During the fiscal years ended 2006, we did not have any employees that earned greater than $100,000 in salary and bonus. The following table sets forth information regarding the annual compensation for our Chief Executive Officer.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)

Ng Chi Shing (a.k.a. Daniel Ng) Chairman of the Board, Chief Executive Officer and President	2006	38,473 (1)			38,473

(1) Includes $38,461 (based on a conversion rate of Hong Kong dollars to U.S. dollars of 7.8 to 1) payable to Mr. Ng pursuant to his agreement with our subsidiary China Digimedia Holdings Limited, and $12 payable by the Company.

Stock Option Grants

No options, warrants, or stock appreciation rights were issued during fiscal year 2006 to any employees.

Discussion of Employment Agreements and Termination or Change of Control Arrangements

Effective January 1, 2006, Mr. Daniel Ng and our subsidiary, China Digimedia Holdings Limited (or CDHL), entered into an employment agreement pursuant to which Mr. Ng agreed to serve as Chief Executive Director of CDHL. The employment agreement provides for a base salary of HK $25,000 per month (or approximately US $3,205) and a discretionary year-end bonus. The employment agreement may be terminated by CDHL on three months’ written notice, provided that CDHL reserves the right to terminate the agreement at any time without prior notice with cause. The employment agreement also provides that during the term of the employment and for one year thereafter, the Mr. Ng shall not compete in any other business or services similar to that of CDHL.

Effective January 1, 2006, we entered into an employment agreement with Mr. Ng pursuant to which Mr. Ng agreed to serve as our Chief Executive Officer for an initial term ending December 31, 2008, which may be renewed for additional one-year periods. The agreement provides for an annual salary of $12 in 2006, $14.40 in 2007, and $17.28 in 2008, provided that if our revenues increase by 50% or more in 2006 as compared to 2005, commencing in 2007, Mr. Ng’s salary shall increase to the “Market Rate,” which is defined as the comparable rate of pay for a CEO employed by a company in a similar industry with similar capacity, as determined and approved by our Board of Directors. As of the date of this report, this determination has not been made. Commencing in 2007, Mr. Ng is entitled to receive an annual bonus as determined by the Board of Directors. Upon termination of the agreement by us for a reason other than for “cause” (as defined in the agreement) or upon the death or disability of Mr. Ng, Mr. Ng is entitled to a severance payment of his then salary and bonus for the remaining term of the employment agreement. Upon termination of the agreement upon the disability of Mr. Ng, Mr. Ng is entitled to 75% of his then base salary and bonus for a period of one year. Upon termination of the agreement by us for “cause,” Mr. Ng is entitled to all amounts due to him for any portion of the payroll period worked but for which payment had not yet been made up to the date of termination. The employment agreement provides that during the term of the employment and for three months thereafter, the Mr. Ng shall not compete in any other business or services similar to that of our business or services.

Director Compensation

Directors who are also employees do not receive compensation for their services as directors.

Director Compensation Table - 2006

Name	Fees Earned or Paid in Cash ($)	Total ($)

Chen Lu	28,650	28,650
Zhou Wei Yu	-	-
Chen Juan	-	-

(1) Mr. Ng’s total compensation is reflected in the Summary Compensation Table.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Security Ownership of Certain Beneficial Owners

All persons known by the Registrant to own beneficially more than 5% of any class of the Company's outstanding stock on December 31, 2006, are listed below:

Title of Class	Name and Address	# Shares	Nature of Ownership	Current % Owned
Common Stock, $.001 Par Value	Modern Delta Holdings Ltd. 2505-06, 25F, 698 Prince Edward Road E., Hong Kong	23,250,000 (x)	Direct	76.9%
Common Stock, $.001 Par Value	Vision Opportunity Master Fund, Ltd.	3,472,402 (y)	Direct	9.9% (y)
Preferred Stock, $.001 Par Value (z)	Modern Delta Holdings Ltd. 2505-06, 25F, 698 Prince Edward Road E., Hong Kong	1,875,000	Direct	100%

(x) On March 21, 2007, Modern Delta transferred 23,250,000 shares of common stock and 1,875,000 shares of Series A Convertible Preferred Stock of the Company owned by Modern Delta Limited to Daniel Ng and Chen Lu. After completion of the restructuring, Daniel Ng will own 17,398,440 shares of common stock and 1,403,100 shares of Series A Convertible Preferred Stock of the Company, and Chen Lu will own 5,851,560 shares of common stock and 471,900 shares of Series A Convertible Preferred Stock of the Company

(y) Vision is eligible to purchase an aggregate of 16,722,211 shares of our common stock pursuant to the exercise of warrants and the conversion of debentures. However, Pursuant to the terms of the transaction documents relating to the purchase of the foregoing securities, Vision may not acquire shares of common stock upon exercise of any such warrants or conversion of the debenture to the extent that, upon exercise or conversion, respectively, the number of shares of common stock beneficially owned by Vision and its affiliates would exceed 9.9% of the issued and outstanding shares of our common stock. The amount listed assumes the conversion or exercise of the debenture or warrants, as applicable, in an amount up to 9.9% of our outstanding common stock after such conversion or exercise. Adam Benowitz, in his capacity as managing member of Vision, has ultimate dispositive power over the shares held by the Vision. Mr. Benowitz disclaims beneficial ownership of the shares disclosed herein.

(z)  Each share of preferred stock is convertible into five shares of common stock.

(b)	Security Ownership of Management

The following table sets forth the number of shares owned beneficially on December 31, 2006, by each Director and by all Officers and Directors as a group. Information as to the beneficial ownership is based upon statements furnished to the Company by such persons. No shares listed below have been pledged by the holder of such shares.

Title of Class	Name and Address	# Shares	Nature of Ownership	Current % Owned (w)
Common Stock, $.001 Par Value	Ng Chi Shing 2505-06, 25F, 698 Prince Edward Road E., Hong Kong	17,398,440	In-direct (y)	57.55%
Common Stock, $.001 Par Value	Chen Lu 2505-06, 25F, 698 Prince Edward Road E., Hong Kong	5,851,560	In-direct (y)	19.35%
Common Stock, $.001 Par Value	Chen Juan 2505-06, 25F, 698 Prince Edward Road E., Hong Kong	None	Direct	-0-%
Common Stock, $.001 Par Value	Zhou Wei Yu 2505-06, 25F, 698 Prince Edward Road E., Hong Kong	None	Direct	-0-%
Common Stock, $.001 Par Value	All Officers and Directors as a Group	23,250,000	Direct	76.9%
Preferred Stock, $.001 Par Value (z)	Ng Chi Shing 2505-06, 25F, 698 Prince Edward Road E., Hong Kong	1,403,100	In-direct (y)	74.83%
Preferred Stock, $.001 Par Value (z)	Chen Lu 2505-06, 25F, 698 Prince Edward Road E., Hong Kong	471,900	In-direct (y)	25.17%

(y) On March 21, 2007, Modern Delta transferred 23,250,000 shares of common stock and 1,875,000 shares of Series A Convertible Preferred Stock of the Company owned by Modern Delta Limited to Daniel Ng and Chen Lu. After completion of the restructuring, Daniel Ng will directly own 17,398,440 shares of common stock and 1,403,100 shares of Series A Convertible Preferred Stock of the Company, and Chen Lu will directly own 5,851,560 shares of common stock and 471,900 shares of Series A Convertible Preferred Stock of the Company

         (z) Each share of preferred stock is convertible into five shares of common stock, and votes together with the common stock on all matters on an “as converted” basis.

(c)	Changes in Control

The Company knows of no arrangements that may at a subsequent date result in a change of control in the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2006, the Company’s equity compensation plan information was as follows:

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders	200,000	$1.50	n/a
Total	200,000 (1)	$1.50	[_____]

(1) Represents warrants issued to a consultant for services. Does not include 30,000 shares issuable to an executive officer in August 2007 for services rendered, and 90,000 shares issuable to the same consultant for services rendered.

ITEM 12. Certain Relationships and Related Transactions; and Director Independence

The Company has 1,875,000 shares of Series “A” preferred stock outstanding at December 31, 2006. These shares are owned by our majority shareholder.

On August 23, 2006, CDHL acquired a 20% interest in Arable from one of the Company's shareholders, Manta Finance Limited, for $2,568, and has provided a loan to Arable for $356,991 during the year of 2006.

Director Independence.

Since we trade our securities on the OTC Bulletin Board, our Board of Directors is not subject to any independence requirements. Assuming we were subject to the Nasdaq Stock Market independence requirements, our Board considered transactions and relationships between each director or any member of his or her immediate family and our company, subsidiaries and affiliates. The purpose of this review was to determine which of our directors were independent, and whether any such relationships or transactions existed that were inconsistent with a determination that the director is independent. As a result of this review, the Board affirmatively determined that during 2006 Ms. Chen and Mr. Zhou were independent of us under the standards of the independent director requirements of the Nasdaq Stock Market. Messrs. Ng and Chen are not independent directors under the standards of the independent director requirements of the Nasdaq Stock Market.

Our Board of Directors does not have an audit committee, compensation committee, or nominating committee, and as such the actions normally taken by these committees is taken by the Board as a whole.

ITEM 13. Exhibits

Exhibits

10.2   Form of Debenture in Private Placement (incorporated by reference from our Form 8-K filed November 20, 2006)
10.3      Form of Class A Warrant in Private Placement (incorporated by reference from our Form 8-K filed November 20, 2006)
10.4   Form of Class B Warrant in Private Placement (incorporated by reference from our Form 8-K filed November 20, 2006)
10.5   Form of Class C Warrant in Private Placement (incorporated by reference from our Form 8-K filed November 20, 2006)
31.1   Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2   Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer
32.1   Section 1350 Certifications of Chief Executive Officer

Item 14. Principal Accountant Fees and Services

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Jimmy C.H. Cheung and Co., Certified Public Accountants (“Jimmy”), for our audit of the annual financial statements for the years ended December 31, 2006 and 2005. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2006		2005
Audit Fees (1)	$53,100	(2)	$43,500	(3)
Audit-Related Fees (2)	--		--
Tax Fees (3)	--		--
All Other Fees (4)	--		--
Total Accounting Fees and Services	$53,100		$43,500

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

Pre-Approval Policies and Procedures

The Company’s Board of Directors acts as its audit committee and on an annual basis reviews audit and non-audit services performed by the independent auditors. All audit and non-audit services are pre-approved by the Board of Directors, which considers, among other things, the possible effect of the performance of such services on the auditors' independence.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA DIGITAL MEDIA CORPORATION (Registrant)

Date: March 23, 2007	By:	/s/ Ng Chi Shing
Ng Chi Shing President, CEO and Director

By:	/s/ Chen Lu
Chen Lu Director

By:	/s/ Chen Juan
Chen Juan Director

By:	/s/ Zhou Wei Yu
Zhou Wei Yu Director

By:	/s/ Li Wa Tat Benedict
Li Wa Tat Benedict Chief Financial Officer