Form 10QSB
period 2007-05-14
CHINA DIGITAL MEDIA CORP
filed 2007-05-15
CIK 821524

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 for the transition period from _______ to _______

CHINA DIGITAL MEDIA CORPORATION
(Exact name of small business issuer as specified in its charter)

HAIRMAX INTERNATIONAL CORP.
(Former name of registrant, if applicable)

Nevada	13-3422912
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Number of shares of common stock outstanding as of May 7, 2007: 31,602,365

Number of shares of preferred stock outstanding as of May 7, 2007: 1,875,000

CHINA DIGITAL MEDIA CORPORATION

ITEM 1. FINANCIAL STATEMENTS

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2007 (UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$323,566
Accounts receivable, net of allowances	10,951,709
Inventories, net	380,175
Other receivable and prepaid expenses	299,700
Value added taxes recoverable	18,000
Total Current Assets	11,973,150

INTANGIBLE ASSETS	392,521
INVESTMENTS IN TELEVISION SERIES, NET	623,991
INVESTMENTS IN AFFILIATES	588,982
PROPERTY AND EQUIPMENT, NET	11,826,482
OTHER ASSETS	382,840
TOTAL ASSETS	$25,787,966

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Convertible debentures	$3,100,000
Accounts payable	6,669,337
Other payables and accrued liabilities	659,741
Due to a director	33,188
Due to related companies	524,845
Business tax payable	234,396
Income tax payable	1,975,848
Other tax payable	28,468
Total Current Liabilities	13,225,823

COMMITMENTS AND CONTINGENCIES	--

MINORITY INTERESTS	(87,677)

STOCKHOLDERS' EQUITY
Series A convertible preferred stock ($0.001 par value, 40,000,000 shares authorized, 1,875,000 shares issued and outstanding as of March 31, 2007 )	1,875
Common stock ($0.001 par value, 500,000,000 shares authorized, 31,602,365 shares issued and outstanding as of March 31, 2007)	31,602
Additional paid-in capital	5,663,917
Deferred stock compensation	(68,900)
Retained earnings
Unappropriated	5,431,998
Appropriated	1,521,999
Accumulated other comprehensive loss	67,329
Total Stockholders' Equity	12,649,820

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$25,787,966

The accompanying notes are an integral part of these consolidated financial statements.

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the three months Ended March 31,
	2007	2006
		(Restated)
NET SALES
Revenue from digitalization of television signals	$1,399,813	$1,455,371
Revenue from television advertising	472,949	1,732,033
Revenue from software development	9,260	22,851
Revenue from investments in television series	--	174,629
Government grant received	323,240	311,837
	2,205,262	3,696,721
COST OF SALES
Cost of Sales - digitalization of television signals	(192,460)	(215,466)
Depreciation - digitalization of television signals	(715,906)	(474,723)
Cost of Sales - television advertising	(539,625)	(1,596,994)
Cost of Sales - investment in television series	--	(119,087)
GROSS PROFIT	757,271	1,290,451

OPERATING EXPENSES
Selling, general and administrative expenses	(772,589)	(551,850)
Depreciation and amortization	(28,992)	(22,989)
Total Operating Expenses	(801,581)	(574,839)

(LOSS) INCOME FROM OPERATION	(44,310)	715,612

OTHER INCOME (EXPENSES)
Equity loss of affiliates	(6,150)	--
Interest income	473	17,252
Other income	8,827	77,947
Interest expenses	(31,510)	--
Interest paid to related companies and directors	(2,730)	(1,777)
Other expenses	(4,064)	--
Total Other (Expenses) Income, net	(35,154)	93,422

NET (LOSS) INCOME BEFORE TAXES AND MINORITY INTERESTS	(79,464)	809,034

Income tax expense	7,718	(313,494)

Minority interests	83,774	5,727
NET INCOME	$12,028	$501,267

OTHER COMPREHENSIVE LOSS
Foreign currency translation gain	92,544	43,300

COMPREHENSIVE INCOME	$104,572	$544,567

Net income per share-basic - two classes method	$0.00	$0.02

Net income per share-diluted	$0.00	$0.01

Weighted average number of shares outstanding during the period - basic	31,602,365	30,906,343

Number of preferred shares outstanding during the period	1,875,000	1,875,000

Weighted average number of shares outstanding during the period- diluted	47,866,247	40,339,795

The accompanying notes are an integral part of these consolidated financial statements.

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 and 2006
(UNAUDITED)

	2007	2006
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,028	$501,267
Adjusted to reconcile net income to cash provided by operating activities:
Equity loss of affiliate	6,150	--
Amortization - cost of sales	--	119,087
Depreciation-cost of sales	715,906	474,723
Depreciation	28,992	22,989
Provision for doubtful debts	387,591	--
Stock issued for services	--	17,000
Amortization on stock compensation	15,900	--
Minority interests	(83,774)	(5,727)
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(1,511,622)	(363,671)
Other receivables and prepaid expenses	(111,882)	(55,859)
Inventories	95,306	124,052
Other assets	83,898	-
Increase (decrease) in:
Accounts payable	700,559	771,813
Other payables and accrued liabilities	(93,564)	(210,220)
Business tax payable	(31,259)	--
Value added taxes payable	45,210	--
Income tax payable	21,048	359,047
Other tax payable	(5,409)	--
Net cash provided by operating activities	275,078	1,754,501

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in affiliates	(71,605)	(323,064)
Purchase of property and equipment	(457,519)	(1,457,460)
Net cash used in investing activities	(529,124)	(1,780,523)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related companies	144,359	18,356
Proceeds from stock issuance in private placement	--	387,500
Due to a director	(51,468)	--
Net cash provided by financing activities	92,891	405,856

EFFECT OF EXCHANGE RATE ON CASH	82,131	17,936

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(79,025)	397,770

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	402,591	1,123,912

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$323,566	$1,521,682

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007 (UNAUDITED)

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's consolidated financial position at March 31, 2007, the consolidated results of operations for the three months ended March 31, 2007 and 2006, and consolidated statements of cash flows for the three months ended March 31, 2007 and 2006. The consolidated results for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2007. These consolidated financial statement should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2006 appearing in the Company's annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

(B)	Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements for the three months ended March 31. 2007 include the unaudited financial statements of China Digital Media Corporation (“CDMC”) and its wholly owned or controlled subsidiaries, China Digimedia Holding Limited (“CDHL”), Arcotect (Guangzhou) Limited (“AGL”), Guangdong M-Rider Media Company (“M-Rider”), Digimedia Services (Shenzhen) Limited (“Digimedia Shenzhen”), its 100% variable interest entity (“VIE”) in Guangdong HuaGuang DigiMedia Culture Development Limited (“HuaGuang”,) and the 51% owned subsidiary of HuaGuang in Guizhou Guishi Digimedia Advertising Company Limited (“Guishi Digimedia”) (collectively, “the Company”). The Company accounts for its 49% investment held by HuaGuang in Guizhou Guishi Huaguang Media Company Limited (“Guishi Huaguang”) and its 20% investment held by CDHL in Arable Media Limited (“Arable”) using the equity method. The minority interests represent the minority shareholders’ 49% proportionate share of the results of Guishi Digimedia.

The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2006 include the financial statements of CDMC and its wholly owned subsidiaries, CDHL, AGL, M-Rider, Digimedia Shenzhen, and its 90% VIE in HuaGuang. The minority interests represent the minority shareholders’ 10% proportionate share of the results of HuaGuang.

All significant inter-company balances and transactions have been eliminated in consolidation.

(C)	Revenue Recognition

Digitalization of Television Signals

The Company entered into an agreement with Nanhai Network Company to assist its subscribers on the conversion of television signals from analog into digital by providing set-top-box (“STB”) and smart cards to the subscribers in Nanhai City on a lease basis. The Company is entitled to a portion of fees payable by the existing subscribers under a subscription agreement entered into between the subscribers and the Nanhai Network Company. Revenue is recognized on a straight line basis in accordance with the terms of the subscription agreement. The Company also charges installation fees and sells STB and smart cards to new subscribers. Revenue arising from these services is recognized when the subscriber is invoiced for the STB and smart cards upon the completion of installation works.

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

Television Advertising Sales

The Company acts as an advertising agent for certain television channels by selling advertising air time spaces and television program backdrops to customers. The Company's advertising services revenue is derived from billings that are earned when the advertisements are placed and revenue is recognized as the media placements appear. During 2007, the Company purchase blocks of advertising slots and was the primary obligor and carried all of the credit risk for the advertisement placements and accordingly, recorded the full amount of such billings from the advertisement placements as revenue. Deferred revenues are recognized as a liability when billings are received in advance of the date before revenues are earned.

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

(D)	Property and Equipment

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

Depreciation of STB

As required by SAB11:B, depreciation and amortization for property and equipment directly attributed to the generation of revenue are classified under “Cost of Sales”. Accordingly, depreciation of STB and smart cards of the Company is included in “Cost of Sales”. To conform with the current account presentation, the depreciation of STB in 2006 previously classified as “Selling, General and Administrative expenses” is now included in “Cost of Sales”.

(E)	Investments in Television Series

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

(F)	Valuation of Financial Instruments

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

The carrying value of cash and cash equivalents, accounts receivables (trade and others), accounts payables (trade and related parties) and accrued liabilities approximate their fair value because of the short-term nature of these instruments. The Company places its cash and cash equivalents with what it believes to be high credit quality financial institutions. The Company controls credit risk related to accounts receivable through credit approvals, credit limit and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

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

The Company has issued 4% secured convertible debentures in a face amount of US$3,100,000 which are due and payable in full in 18 months from their issuance. As fixed prices are set for the conversion prices of such convertible debentures and the attached warrants, the Company is in a position to be sure it had adequate authorized shares for the future conversion of convertible debentures and warrants. Therefore, no embedded derivatives and warrants are required to be recorded at fair value and marked-to-market at each reporting period.

(G)	Restatement of Financial Statements

As stated in the forms 8-K filed on March 20, 2007 and April 4, 2007 respectively, the Company has decided to restate certain financial statements previously reported to reclassify a volume discount (“consideration”) agreed with its STB supplier previously recorded as other income to be applied as a reduction against inventory, cost of goods sold or as a reduction of the balance of Property and Equipment for STB that have been leased to customers. The change in accounting treatment resulting in this restatement is in accordance with the Company’s accounting policy on supplier rebate shown in note 1 (C). The portion of consideration credited to Property and Equipment is recognized as income over the depreciable life of STB of five years by way of a reduced depreciation charge.

(H)	Recent Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will become effective for us on January 1, 2008. The Company is currently evaluating the impact this new Standard, but believes that it will not have that it will not have a material impact on the Company’s financial position.

NOTE 2 - ACQUISITION

On January 24, 2007, CDHL exercised its option to request the former shareholders of HuaGuang to transfer, in effect, the remaining 10% of their equity interest in HuaGuang to the company for approximately US$10 in accordance with the Strategic Alliance Agreement dated June 15, 2006 between CDHL and Guangdong Pukonyi Culture Development Limited (later renamed as HuaGuang). Accordingly, the Company’s variable interest in HuaGuang has been increased from 90% to 100%. The acquisition was accounted for under the purchase method of accounting in accordance with step acquisition rules. A negative goodwill of $23,388 was recorded with respect to the transaction and was allocated in its entirety as reductions to investments in affiliates held by HuaGuang pursuant to paragraph 44 of Statement of Financial Accounting Statements No. 141, “Business Combinations”.

NOTE 3 - INVESTMENT IN AFFILIATES

The Company’s effective interest of 49% in Guishi Huaguang is accounted for using the equity method of accounting and is stated at cost plus equity in undistributed earnings or losses since acquisition. The Company’s share of the net (loss) income for the three months ended March 31, 2007 is as follows:

A summary of the unaudited condensed financial statements of the affiliate as of March 31, 2007 is as follows:

Current assets	$448,288
Non-current assets	235,773
Total Assets	$684,061

Current liabilities	$311,090
Stockholders’ equity	372,971
Total Liabilities and Stockholders’ Equity	$684,061

Revenues	$-
Gross Profit	$-
Net Loss	$(12,310)

The Company’s share of the loss for the three months ended March 31, 2007 is as follows:

Company share at 49%	$(6,032)
Equity in loss of affiliate	$(6,032)

The Company’s effective interest of 20% in Arable is accounted for using the equity method of accounting and is stated at cost plus equity in undistributed earnings since subscription. The Company’s share of the net loss for the three months ended March 31, 2007 is as follows:

A summary of the unaudited condensed financial statements of the affiliate as of March 31, 2007 is as follows:

Current assets	$60
Non-current assets	592,979
Total Assets	$593,039

Non-current liabilities	$640,196
Stockholders’ equity	(47,157)
Total Liabilities and Stockholders’ Equity	$593,039

Revenues	$-
Gross Profit	$-
Net loss	$(592)

The Company’s share of the loss for the three months ended March 31, 2007 is as follows:

Company share at 20%	$(118)
Equity in loss of affiliate	$(118)

NOTE 4 - SEGMENT INFORMATION

The Company operates in five reportable segments; digitalization of television signals, television advertising sales, software development, investment in television series and others. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from operations. All inter-company transactions between segments have been eliminated on consolidation. As a result, the components of operating income for one segment may not be comparable to another segment. The following is an unaudited summary of our segment information for the three months ended March 31, 2007 and 2006:

	Digitalization			Investments
	of Television	Television	Software	in Television
	Signals	Advertising	Development	Series	Other	Total
2007
Revenues	$1,723,053	$472,949	$9,260	$0	$0	$2,205,262
Gross profit	814,687	(66,676)	9,260	0	0	757,271
Net Income	464,272	(193,659)	(44,156)	(2,992)	(211,437)	12,028
Total assets	20,501,649	3,500,465	590,483	681,499	513,871	25,787,966
Capital expenditure	396,566	59,436	724	0	793	457,519
Depreciation and amortization	725,821	5,586	1,806	9,384	2,301	744,898

2006 (Restated)
Revenues	$1,767,208	$1,732,033	$22,851	$174,629	$0	$3,696,721
Gross profit	1,077,019	135,039	22,851	55,542	0	1,290,451
Net Income	632,841	(30,248)	(61,211)	82,905	(123,020)	501,267
Total assets	14,552,150	2,460,207	92,823	771,663	408,705	18,285,548
Capital expenditure	1,431,110	5,211	1,265	310,590	0	1,748,176
Depreciation and amortization	480,573	3,080	3,140	119,087	10,919	616,799

NOTE 5 - EARNINGS PER SHARE

As of March 31, 2007, the Company has outstanding:

-	31,602,365 shares of common stock;
-	1,875,000 shares of preferred stock;
-	6,888,882 shares of common stock to be issued upon conversion of convertible debenture;
-	warrants to purchase 6,888,882 shares of common stock at an exercise price of $0.80 per share, expire in November 2012;
-	warrants to purchase 6,888,882 shares of common stock at an exercise price of $1.20 per share, expire in November 2012; and
-	warrants to purchase 3,444,441 shares of common stock at an exercise price of $2.25 per share, expire in November 2012.

In accordance with paragraph 40 and 41 of SFAS 128 and EITF 03-6, basic and diluted earnings per share on a two classes method for the three months ended March 31, 2007 and 2006 are calculated as follows:

	2007	2006
Earnings
Net Income	12,028	501,267

Basic - 2 classes method
Income available to common stockholders	12,028	501,267

Weighted-average common stock outstanding	31,602,365	30,906,343
Number of preferred stock	1,875,000	1,875,000
Weighted-average common stock outstanding - assume CD converted	6,888,882	0

Basic earnings per share - Common Stock	0.00	0.02
Basic earnings per share - Preferred Stock	0.00	0.02
Basic earnings per share - CD	0.00	-

Diluted
Income available to common stockholders	12,028	501,267
Income available to common stockholders & assumed CD converted	42,603	-

Diluted weighted-average common stock outstanding	47,866,247	40,339,795

Diluted earnings per share	0.00	0.01

Warrants to purchase 6,888,882 shares of common stock at $0.80 per share, 6,888,882 shares of common stock at $1.20 per share and 3,444,441 shares of common stock at $2.25 per share were outstanding as of March 31, 2007 but were not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the market price of the common shares.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Contingencies

The Company accounts for loss contingencies in accordance with SFAS 5 “Accounting for Loss Contingencies”, and other related guidance. Set forth below is a description of certain loss contingencies as of March 31, 2007 and management’s opinion as to the likelihood of loss in respect of each loss contingency.

On May 24, 2005, Ziegler, Ziegler & Associates LLP and Scott Ziegler filed a Complaint against the Company in the United States District Court for the Southern District of New York for using their internet domain name to distribute the Company’s promotional information over the internet. The Plaintiffs seek several types of damages in an amount not less than $1,250,000. The Company’s counsel was instructed to vigorously defend the action as the emails in question were distributed by a party not hired nor associated with the Company. Accordingly, no provision has been made.

On January 18, 2006, counsel for the plaintiff threatened to file a complaint in the County Court in and for Miami-Dade County, Florida against the Company in an action for damages that does not exceed $15,000, exclusive of court costs, attorney’s fees and interest. The plaintiff alleged that the Company was a guarantor of a lease entered into by its Hairmax of Florida, Inc. subsidiary, which abandoned the lease and failed to pay the full rental due under the lease.

The Company has made a settlement offer to the plaintiff of an amount equal to $9,000, and is awaiting the plaintiff’s response. As part of any settlement, the Company will insist upon the execution and delivery of a binding release of all claims in favor of the Company. The Company has accrued $9,000 in the past financial statements.

NOTE 7 - COMMON STOCK

No change in the Company’s common stock for the three months ended March 31, 2007.

NOTE 8 - CONVERTIBLE DEBENTURE

For the fiscal quarter ended March 31, 2007, the Company has convertible debentures with total value of $3.1 million outstanding. The aforesaid convertible debentures were issued pursuant to the private equity financing where the Company sold a total 31 units of securities. Each unit consists of (i) an eighteen-month 4% interest bearing convertible debenture in the principal amount of $100,000, convertible at $0.45 per share, (ii) a six-year Class A warrant to purchase 222,222 shares of the Company’s common stock, par value $0.001 per share at an exercise price of $0.80 per share, a (iii) six-year Class B warrant to purchase 222,222 shares of the Company’s common stock at an exercise price of $1.20 per share, and (iv) a six-year Class C warrant to purchase 111,111 shares of the Company’s common stock at an exercise price of $2.25 per share. The securities issuable upon conversion of the debenture and exercise of the warrants are eligible for certain registration rights.

NOTE 9 - RELATED PARTY TRANSACTIONS

As of March 31, 2007, the Company owed a director $33,188 for short-term advances. Interest is charged at 6% per annum on the amount owed.

As of March 31, 2007, the Company owed to a related company $100,005 for short-term unsecured advances made. Interest is charged at 6% per annum on the amount owed.

As of March 31, 2007, the Company owed to an affiliate, Guishi HuaGuang, $424,840 for short-term unsecured interest free advances made.

As of March 31, 2007, the Company has advanced $433,094 to an affiliate to support its research and development on the middleware applications for digital television STB. The advances will be used to pay for license fees in the future and other expenses or refunded to the Company if the applications cannot be applied to the Company’s STB. The advance is interest free for a period of five years and thereafter interest is charged at the rate of LIBOR plus 2% on the outstanding balance.

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

We caution that the factors described herein, as well as the factors described generally in our Form 10-KSB for the year ended December 31, 2006, and specifically the factors described in such Form 10-KSB in the section entitled “Item 1. Business - Risk Factors”-, could cause actual results to differ materially from those expressed in any forward-looking statements and that the investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events or circumstances. Consequently, no forward-looking statement can be guaranteed.

New factors emerge from time to time, and it is not possible for us to predict all such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Overview

China Digital Media Corporation (”CDMC”) was previously known as HairMax International, Inc. (“Hairmax”), a Nevada corporation incorporated in 1987. Arcotect Digital Technology Limited, a corporation organized under the laws of Hong Kong, consummated a reverse merger with Hairmax in March, 2005, and Hairmax subsequently changed its name to China Digital Media Corporation. With the termination of the original businesses of Hairmax, all of China Digital Media Corporation’s businesses are now located in the People’s Republic of China (the “PRC” or ‘China”). Arcotect Digital Technology Limited has changed its name to China Digimedia Holdings Limited (“CDHL”), and is a wholly-owned subsidiary of CDMC.

We are engaged in the business of providing services to the television broadcasting and media industry in China through operations, partnerships and investments. The three main businesses of CDMC are:

-
Through a subsidiary, Arcotect (Guangzhou) Limited (“AGL”), converting digital cable television subscribers to digital television and providing various value added and broadband services to the digital subscribers;

-	Television advertising sales;
-	Television program production.

The Company’s business plan is to strengthen its branding and to enlarge its presence and involvement in the media industry. The Company will continue to focus its resources toward replicating its successful migration model to other cities of China, while seeking opportunities to alliance with strong strategic partners.

Cable TV operations and digital broadcast technology development

AGL, a wholly owned foreign subsidiary of CDMC incorporated in China, is the sole contractor and operator of digital television (“DTV”) services in Nanhai, Guangdong Province, a city with over 410,000 residential and commercial cable television subscribers.

On February 6, 2004, we signed a 20-year Co-operative Agreement for Total Migration into DTV System for the Nanhai District and subsequently signed a supplementary agreement on July 8, 2005 (collectively, the “Co-operative Agreements”) with Nanhai Network Company, a city-owned cable network operator in Guangdong Province. Pursuant to the Co-operative Agreements, the Company is responsible for migrating all cable television subscribers in Nanhai from an analog to a digital system (“Migration”) by the end of 2007. As of March 31, 2007, the Company has migrated about 226,000 subscribers into the digital system and the migration program is on schedule.

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

The broadcast system that decrypts the signal with the Company’s set-top-box and appropriate smart cards can carry up to 800 digital channels of pay-TV programs and value added multimedia services. Currently, the services consist of 126 channels, including a 51-channel basic package , 72 pay channels and 3 high definition TV channels bundled into various value added packages, such as Life & Leisure, World Sports, News, Drama and Family.

The Company has deployed an IP (Internet Protocol) based set-top-box which is developed by its affiliate, Arable Media Limited, a software developer specialised in middleware products and applications for digital TV set-top box and broadcasting technologies. The Company believes the advanced set-top-box will enable the Company to provide additional value added services which can be deployed in the future; such as targeted advertising, interactive TV programs, online shopping and console games, as well as interactive education services.

TV advertising sales

M-Rider, a company incorporated in China and100% owned by the Company under a trust arrangement, is an advertising sales company engaged in the distribution of television commercials. The Company is responsible for reselling commercial airtime to international and local advertising customers, either directly or through agents and receiving agency fees and services fee. The Company has many years of experience in providing consultancy and media planning services to clients, and assisting them to deliver their messages precisely and professionally to their targeted audiences efficiently. In addition, the Company believes that it can manage advertising resources more effectively to enhance value of the advertising space.

In February, 2007, M-Rider signed a five year sole agent service agreement (the “Sole Agent Agreement”) to provide consultation services and manage advertising time slots exclusively with China Yellow River TV Station (“CYR Station”), a television station located in Shanxi Province in China which has a population of over 30 million, starting from January 1, 2007. In addition, M-Rider has a priority to renew the Agreement for an additional five years upon expiration of the Sole Agent Agreement on December 31, 2011.

According to the Sole Agent Agreement, M-Rider shall act as the sole agent and provide consultation services for media planning advisory, sales analysis and strategic planning to CYR Station. In return, M-Rider will get a media services fee based on the revenue generated and a performance bonus at the end of each fiscal year.

TV channel management and program production

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

Besides, HuaGuang has made a minority investment in two television series, XiGuan Affairs, with 40 episodes, and The Story of a Small Town, with 24 episodes.

The Company relied on two suppliers for approximately 99% of its purchases in the first quarter of 2007 for the Nanhai digitalization of TV system in the Nanhai project and relied on one TV channel for approximately 95% of its purchase of TV advertising time slots during the quarter for the advertising agency sales of M-Rider. As of March 31, 2007, accounts payable to these suppliers amounted to $3,952,598 and $413,747 for the Nanhai project, and $271,431 for M-Rider’s operations, respectively.

At present, some of our targeted businesses are subject to certain governmental restrictions in the PRC. In order to enable us to invest in certain media sectors such as TV advertising and content productions before government regulations and policies in this field are opened to foreign investors, one of our directors holds the equity interest of HuaGuang while HuaGuang holds the equity interest of M-Rider on behalf of the Company. We are therefore not the direct owner of the programming and advertising operations. We anticipate that this arrangement will be continued until further relaxation of the broadcasting policy in China.

RESULTS OF OPERATIONS

Statements of Operations Items:

Sales

Total net sales for the three months ended March 31, 2007 decreased by $1,491,459 or 40% to $2,205,262 from $3,696,721 for the same period ended March 31, 2006. The decrease in total net sales was due to the reduction in TV advertising sales after the Company decided to discontinue its agreement to act as the sole advertising agent of a TV channel in Guangzhou during 2007 as such operations had shown during 2006 not to be profitable. Nevertheless, revenue generated from TV digitalization business maintained at the same level as compared with the same period of last year. The basic and additional STB subscribers have been increased from about 431,000 as of March 31, 2006 to 455,000 as of March 31, 2007.

Gross Profit

Gross Profit for the three months ended March 31, 2007 decreased by $533,180 or 41% as compared with the same period last year because of the reduction in TV advertising sales, an increase in depreciation of STBs purchased for migration, and that no revenue were received from investments in TV series during the first quarter of 2007.

Expenses

Selling, general, administrative and depreciation and amortization (not related directly to generation of revenue) expenses for the three months ended March 31, 2007 increased by $226,742 or 39% to $801,581 in comparison with the three month period ended March 31, 2006. The increase was mainly due to the consolidation of the joint venture company, Guishi Digimedia, which was not yet acquired during the first quarter of 2006, and the increase in finance costs.

Minority Interests

Minority interests in the statement of operation represent the minority shareholders’ share of the profits in the Company’s 49% subsidiary. For the three months ended March 31, 2007, we recognized minority’s share of loss of $83,774.

Net Income

Net income after tax were $12,028 for the three months period ended March 31, 2007, compared to the net income of $501,267 for the same period ended March 31, 2006. The decrease in net income was because of the reduction in income from operation (mainly on TV advertising business) though offset partially by reduction in provision made for income tax.

Balance Sheet Items:

Current Assets

Current Assets of the Company had increased by $1 million to $12 million during the first quarter of 2007. As the Company utilized most of its cash on DTV migration, it has maintained a low level of cash balance of $0.3 million. Accounts Receivable had increased by $1.1 million, mainly attributable to the increase in Accounts Receivable from Nanhai Network Company. Further effort is expected to follow up with the Network Company in order to reduce the receivable amount.

Property and Equipment, Net

The net decrease in property and equipment of the Company of $0.3 million represented depreciation of STB offset by purchase of STB during the first quarter of 2007.

Other Asset

Other assets represent deferred finance costs related to commission, legal and financial advisory fees directly attributable to the issuance of the convertible debenture by the Company in 2006 totaling $620,480. Deferred finance costs are amortized over the life of the debenture of 18 months from November 2006. For the three months ended March 31, 2007, such expenses amortized were $99,798.

Current Liabilities

Current Liabilities of the Company had increased by $0.7 million to $13.2 million during the first quarter of 2007. The increase was mainly attributable to the increase in account payables due to a STB supplier and an advertising contractor.

Liquidity and Capital Resources

On March 31, 2007, we had cash of $323,566 and a working capital deficit of $1,252,673. This compares with cash of $1,521,682 and a working capital surplus of $635,073 at March 31, 2006. The decrease in cash was mainly due to the increase in purchases of STBs in Nanhai project as compared with the same period of last year. The decrease in working capital was mainly attributable to the fundraising from issuance of debenture to finance the Nanhai migration process.

Operating activities had a net generation of cash in the amount of $275,078 during the three months ended March 31, 2007 (2006: $1,754,501) reflecting an excess of revenues over expenditure.

Net cash used in investing activities for the three months ended March 31, 2007 was $529,124 as compared with net cash used in investing activities of $1,780,523 for the three months ended March 31, 2006. The decrease in net cash used in investing activities was due to the decrease in purchases of STBs in the first quarter of this year.

Net cash provided by financing activities for the three months ended March 31, 2007 was $92,891 representing inter-group funding activities (2006: $405,856, of which $387,500 represented fund from private placement).

We continued to receive cash from Nanhai Network Company according to the project schedule and plan of television digitalization migration. The Company's investment in STBs and smart cards remained the substantial accounts payable at March 31, 2007. For further business expansion and acquisition, the Company is considering various financing methods for funding, although there is no assurance that the Company will be able to raise additional funding on favorable terms, if at all. Without considering further expansion, the Company is expected to have sufficient cash generated from operating activities to get through its business in the next 12 months, but, the digital TV migration process might be slowed down.

On a long-term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues, additional infusions of capital and debt financing. Our current capital and revenues are not sufficient to fund further acquisition and business expansion. The Company is planning to raise capital through debt financing and from bank borrowings and equity financing from potential investors and partners. However, if the Company is unable to raise additional capital, its growth potential is likely to be affected.

Foreign Currency Translation Risk

The Company’s major operation is in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the United States dollars (“US$”) and the Chinese Renminbi (“RMB”). Provided that the RMB exchange rate against the US$ maintains at a low degree of volatility, the Company does not believe that its foreign currency exchange rate fluctuation risk is significant.

The financial statements of the subsidiaries (whose functional currency is HK$ or RMB) are translated into US$ using the closing rate method. The balance sheet items are translated into US$ using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year. All exchange differences on currency translations are recorded within equity. Translation gain for the three months ended March 31, 2007 was $92,545.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules a13d-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company’s current disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company was made known to them by others, particularly during the period in which this Quarterly Report on Form 10-QSB was being prepared.

Changes in Internal Control

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

On January 18, 2006, counsel for the plaintiff threatened to file a complaint in the County Court in and for Miami-Dade County, Florida against the Company in an action for damages that does not exceed $15,000, exclusive of court costs, attorney’s fees and interest. The plaintiff alleged that the Company was a guarantor of a lease entered into by its Hairmax of Florida, Inc. subsidiary, which abandoned the lease and failed to pay the full rental due under the lease.

The Company has made a settlement offer to the plaintiff of an amount equal to $9,000, and is awaiting the plaintiff’s response. As part of any settlement, the Company will insist upon the execution and delivery of a binding release of all claims in favor of the Company. The Company has accrued $9,000 in the past financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2007, no unregistered securities were issued.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.
Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT NO	DESCRIPTION OF EXHIBIT

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA DIGITAL MEDIA CORPORATION
(Registrant)

Date: May 15, 2007

/s/ Ng Chi Shing
-----------------------------
Ng Chi Shing
Chief Executive Officer

Date: May 15, 2007

/s/ Li Wa Tat Benedict
-----------------------------
Li Wa Tat Benedict
Chief Financial Officer