Form 10QSB
period 2007-06-30
CHINA DIGITAL MEDIA CORP
filed 2007-08-14
CIK 821524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Number of shares of common stock outstanding as of July 20, 2007: 31,602,365

Number of shares of preferred stock outstanding as of July 20, 2007: 1,875,000

CHINA DIGITAL MEDIA CORPORATION

PART I

ITEM 1. Financial Statements

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2007
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$390,115
Accounts receivable, net of allowances	9,509,860
Inventories, net	406,454
Other receivables and prepaid expenses	448,681
Total Current Assets	10,755,110

Intangible assets	4,317,572
Investments in television series, net	633,717
Investments in affiliates	157,520
Property and equipment, net	11,309,249
Deferred tax asset	196,576
Other assets	912,461
TOTAL ASSETS	$28,282,205

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Convertible debentures	$3,100,000
Accounts payable	4,495,082
Other payables and accrued liabilities	1,110,919
Due to a director	33,178
Due to related companies	736,258
Business tax payable	128,187
Value added taxes payable	22,369
Income tax payable	2,263,206
Other tax payable	23,099
Total Current Liabilities	11,912,298

COMMITMENTS AND CONTINGENCIES	--

MINORITY INTERESTS	(70,713)

STOCKHOLDERS' EQUITY
Series A convertible preferred stock ($0.001 par value, 40,000,000 shares authorized, 1,875,000 shares issued and outstanding as of June 30, 2007)	1,875
Common stock ($0.001 par value, 500,000,000 shares authorized, 31,602,365 shares issued and outstanding as of June 30, 2007)	31,602
Common stock to be issued ($0.001 par value, 10,000,000 shares)	10,000
Additional paid-in capital	9,413,917
Deferred stock compensation	(53,000)
Retained earnings
Unappropriated	5,420,863
Appropriated	1,521,999
Accumulated other comprehensive loss	93,364
Total Stockholders' Equity	16,440,620

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,282,205

The accompanying notes are an integral part of these consolidated financial statements.

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2007	2006	2007	2006
		(Restated)		(Restated)

NET SALES
Revenue from digitalization of television signals	$1,357,890	$2,151,935	$2,757,703	$3,607,306
Revenue from television advertising	372,257	1,994,673	845,206	3,726,706
Revenue from software development	12,760	10,372	22,020	33,223
Revenue from investments in television series	--	391	--	175,020
Government grant received	333,316	313,233	656,556	625,070
	2,076,223	4,470,604	4,281,485	8,167,325
COST OF SALES
Cost of Sales - digitalization of television signals	(155,919)	(353,585)	(348,379)	(569,052)
Depreciation - digitalization of television signals	(755,993)	(575,563)	(1,471,899)	(1,050,286)
Cost of Sales - television advertising	(251,784)	(1,654,625)	(791,409)	(3,251,618)
Cost of Sales - software development	--	(43)	--	(43)
Cost of Sales - investment in television series	--	(303)	--	(119,390)
GROSS PROFIT	912,527	1,886,485	1,669,798	3,176,936

OPERATING EXPENSES
Selling, general and administrative expenses	(746,085)	(652,092)	(1,518,674)	(1,203,941)
Depreciation and amortization	(30,705)	(26,929)	(59,697)	(49,918)
Total Operating Expenses	(776,790)	(679,021)	(1,578,371)	(1,253,859)

INCOME FROM OPERATION	135,736	1,207,464	91,427	1,923,077

OTHER INCOME (EXPENSES)
Equity in loss of affiliates	(28,680)	(1,402)	(34,830)	(1,402)
Interest income	627	8,266	1,100	25,518
Other income	14,441	174	23,268	78,121
Interest expenses	(31,518)	--	(63,028)	--
Interest paid to related companies and directors	(3,014)	(4,657)	(5,744)	(6,434)
Other expenses	(27,252)	--	(31,316)	--
Total Other (Expenses) Income , net	(75,396)	2,381	(110,550)	95,803

NET (LOSS) INCOME BEFORE TAXES AND MINORITY INTERESTS	60,340	1,209,845	(19,123)	2,018,880

Income tax expense	(54,511)	(382,608)	(46,794)	(696,102)

Minority interests	(16,964)	14,193	66,810	19,920
NET INCOME (LOSS)	$(11,135)	$841,430	$893	$1,342,698

OTHER COMPREHENSIVE LOSS
Foreign currency translation gain	26,035	(42,940)	118,579	360

COMPREHENSIVE INCOME	$14,900	$798,490	$119,472	$1,343,058

Net income per share-basic - two classes method	$0.00	$(0.03)	$(0.00)	$(0.04)

Net income per share - diluted	$0.00	$(0.02)	$(0.00)	$(0.03)

Weighted average number of shares outstanding during the period - basic	36,010,967	31,700,698	33,806,666	31,332,747

Number of preferred shares outstanding during the period	1,875,000	1,875,000	1,875,000	1,875,000

Weighted average number of shares outstanding during the period- diluted	52,274,849	41,075,698	50,070,548	40,707,747

The accompanying notes are an integral part of these consolidated financial statements.

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	2007	2006
		(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$893	$1,342,698

Adjusted to reconcile net income to cash provided by operating activities:
Equity in loss of affiliate	34,830	1,402
Amortization - cost of sales	--	108,244
Depreciation-cost of sales	1,471,899	1,050,286
Depreciation and amortization	59,697	49,918
Provision for doubtful debts	363,509	--
Stock issued for services	--	60,200
Amortization on stock compensation	31,800	-
Minority interests	(66,810)	(19,920)
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(45,691)	(2,991,892)
Other receivables and prepaid expenses	62,589	(360,527)
Inventories	69,027	(739,279)
Deferred tax asset	(196,576)	--
Other assets	147,033	(89,744)
Increase (decrease) in:
Due to a stockholder	--	71,238
Due to a related company	--	20,332
Accounts payable	(1,473,696)	4,514,200
Other payables and accrued liabilities	751,084	2,340
Business tax payable	(137,468)	--
Value added taxes payable	63,210	62,020
Income tax payable	308,406	723,105
Other tax payable	11,591	--
Net cash used in provided by operating activities	(46,840)	3,804,621

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash inflow from business combination (see Note 2)	61	--
Investments in affiliates	195,633	(179,350)
Purchase of property and equipment	(579,394)	(4,858,352)
Net cash used in investing activities	(383,700)	(5,037,702)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related companies	355,772	128,684
Proceeds from stock issuance in private placement	--	387,500
Minority interests	24,802	122,514
Due to directors	(51,478)	--
Net cash provided by financing activities	329,096	638,698

EFFECT OF EXCHANGE RATE ON CASH	88,968	(57,063)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(12,476)	(651,446)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	402,591	1,123,912

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$390,115	$472,466

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$--	$--
Cash paid for income tax	$--	$--

The accompanying notes are an integral part of these consolidated financial statements.

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 (UNAUDITED)

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's consolidated financial position at June 30, 2007, the consolidated results of operations for the three months and six months ended June 30, 2007 and 2006, and consolidated statements of cash flows for the six months ended June 30, 2007 and 2006. The consolidated results for the three months and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2007. These consolidated financial statement should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2006 appearing in the Company's annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

(B)	Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements for the three months and six months ended June 30, 2007 include the unaudited financial statements of China Digital Media Corporation (“CDMC”) and its wholly owned or controlled subsidiaries, China Digimedia Holding Limited (“CDHL”), Arcotect (Guangzhou) Limited (“AGL”), Guangdong M-Rider Media Company (“M-Rider”), Digimedia Services (Shenzhen) Limited (“Digimedia Shenzhen”), Maxcomm Limited (“Maxcomm”), Arable Media Limited (“Arable”), its 100% variable interest entity (“VIE”) in Guangdong HuaGuang DigiMedia Culture Development Limited (“HuaGuang”,) and the 51% owned subsidiary of HuaGuang in Guizhou Guishi Digimedia Advertising Company Limited (“Guishi Digimedia”) (collectively, “the Company”). The Company accounts for its 49% investment held by HuaGuang in Guizhou Guishi Huaguang Media Company Limited (“Guishi Huaguang”) using the equity method. The minority interests represent the minority shareholders’ 49% proportionate share of the results of Guishi Digimedia.

The accompanying unaudited condensed consolidated financial statements for the three months and six months ended June 30, 2006 include the financial statements of CDMC and its wholly owned subsidiaries, CDHL, AGL, M-Rider, Digimedia Shenzhen, and its 90% VIE in HuaGuang. The minority interest represents the minority shareholders’ 10% and 54.1% proportionate share of the results of HuaGuang and Guishi Digimedia respectively.

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

In addition, the Company is entitled to be reimbursed for its operating expenses from Nanhai Network Company in accordance with the subscription agreement. Revenue arising from costs reimbursement is recognized when the amounts are duly agreed upon between the Company and Nanhai Network Company.

Government Grant

The local government of Nanhai City also approved a grant of Rmb10,000,000 each year for five years from 2004 to finance the purchase of STB and smart cards for sale and lease to subscribers. The grant is recognized as revenue on a straight line basis.

Television Advertising Sales

The Company acts as an advertising agent by selling advertising air time spaces and television program backdrops to customers. The Company's advertising services revenue is derived from billings that are earned when the advertisements are placed and revenue is recognized as the media placements appear. During 2007, the Company purchase blocks of advertising slots and was the primary obligor and carried all of the credit risk for the advertisement placements and accordingly, recorded the full amount of such billings from the advertisement placements as revenue. Deferred revenues are recognized as a liability when billings are received in advance of the date before revenues are earned.

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 (UNAUDITED)

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

(D)   Restatement of Financial Statements

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

(E)   Recent Accounting Pronouncements

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

NOTE 2 – BUSINESS COMBINATION

On May 21, 2007, CDHL entered into Stock Purchase and Transfer Agreement (the “Purchase Agreement”) with Lippo Star Investment Limited to purchase 100% of Maxcomm Limited, a corporation incorporated in the British Virgin Islands, which sole asset is an 80% equity interest in Arable Media Limited (“Arable”) in exchange for 10,000,000 shares of restricted common stock of the Company, having a fair value of $3.76 million, based on the 10 days' volume weighted average price. Accordingly, after the acquisition, the Company’s interest in Arable has been increased from 20% to 100%. Arable is a software developer specialised in middleware products and applications for digital TV set-top box and broadcasting technologies. The acquisition was accounted for under the purchase method of accounting in accordance with step acquisition rules in Statement of Financial Accounting Statements No. 141, “Business Combinations.” Accordingly, the operating results of Maxcomm have been included in the consolidated statements of operation and comprehensive income after the effective date of the acquisition of May 21, 2007.

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 (UNAUDITED)

The preliminary allocation of the net liabilities taken over is as follows:

Cash and cash equivalent	$61
Other receivables and prepaid expenses	323,452
Total current assets	323,513

Property and equipment	701
Capitalized software development cost	592,756
Total assets	916,970

Accounts payable and accruals liabilities	(1,106,823)
Net liabilities acquired	(189,853)
Minority interest	(2,559)
Share of pre-acquisition losses prior to becoming a subsidiary	27,361
$(165,051)
Consideration for acquisition	3,760,000
Goodwill	$3,925,051

Analysis of the net inflow of cash and cash equivalents in respect of the business combination is as follows:

Cash and cash equivalents acquired	$61
Net cash inflow	$61

The following table reflects the unaudited pro forma combined results of operations for the six months ended June 30, 2007, assuming the acquisition had occurred at the beginning of 2007.

Revenue	$4,281,485
Net loss	$(105,563)
Net loss per share - basic and diluted	$0.00

In accordance with SFAS No. 142 “Goodwill and other intangible assets,” goodwill is not amortized but is tested for impairment. The Company performed an assessment on goodwill arising from Maxcomm acquisition and concluded there was no impairment as to the carrying value of the goodwill in this reporting period.

NOTE 3 - INVESTMENT IN AFFILIATES

The Company’s effective interest of 49% in Guishi Huaguang is accounted for using the equity method of accounting and is stated at cost plus equity in undistributed earnings or losses since acquisition. The Company’s share of the net loss for the three months and six months ended June 30, 2007 was $2,184 and $8,216 respectively.

A summary of the unaudited condensed financial statements of the affiliate as of June 30, 2007 is as follows:

Current assets	$521,911
Non-current assets	226,844
Total Assets	$748,755

Current liabilities	$374,237
Stockholders’ equity	374,518
Total Liabilities and Stockholders’ Equity	$748,755

Revenues	$--
Gross Profit	$--
Net loss	$16,768

The Company’s share of the loss for the six months ended June 30, 2007 is as follows:

Company share at 49%	$8,216
Equity in loss of affiliate	$8,216

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 (UNAUDITED)

Prior to the acquisition of the remaining 80% interest, the Company’s effective interest of 20% in Arable is accounted for using the equity method of accounting and is stated at cost plus equity in undistributed earnings since subscription. The Company’s share of the loss of this year up to May 20, 2007 is as follows:

Company share at 20%	$26,614
Equity in loss of affiliate	$26,614

NOTE 4 - SEGMENT INFORMATION

The Company operates in five reportable segments; digitalization of television signals, television advertising sales, software development, investment in television series and others. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from operations. All inter-company transactions between segments have been eliminated on consolidation. As a result, the components of operating income for one segment may not be comparable to another segment. The following is an unaudited summary of our segment information for the six months ended June 30, 2007 and 2006:

	Digitalization			Investments
	of Television	Television	Software	in Television
	Signals	Advertising	Development	Series	Other	Total
2007
Revenues	$3,414,259	$845,206	$22,020	$--	$--	$4,281,485
Gross profit	1,593,981	53,797	22,020	--	--	1,669,798
Net Income	822,393	(258,193)	(92,420)	(4,479)	(466,408)	893
Total assets	19,648,932	2,517,673	802,744	685,277	4,431,003	28,085,629
Capital expenditure	650,568	82,839	8,190	--	3,549	745,146
Depreciation and amortization	1,492,365	11,601	3,856	19,061	4,713	1,531,596

2006 (Restated)
Revenues	$4,232,376	$3,726,706	$33,223	$175,020	$--	$8,167,325
Gross profit	2,613,038	475,088	33,180	55,630	--	3,176,936
Net Income	1,466,541	77,606	(140,601)	66,345	(127,193)	1,342,698
Total assets	18,746,860	3,537,762	68,235	929,611	553,016	23,835,484
Capital expenditure	4,843,604	12,679	2,069	--	--	4,858,352
Depreciation and amortization	1,171,910	8,120	6,371	18,147	3,900	1,208,448

NOTE 5 – EARNINGS PER SHARE

As of June 30, 2007, the Company has outstanding:

•	31,602,365 shares of common stock;
•	1,875,000 shares of preferred stock;
•	6,888,882 shares of common stock to be issued upon conversion of convertible debenture;
•	warrants to purchase 6,888,882 shares of common stock at an exercise price of $0.80 per share, expire in November 2012;
•	warrants to purchase 6,888,882 shares of common stock at an exercise price of $1.20 per share, expire in November 2012;
•	warrants to purchase 3,444,441 shares of common stock at an exercise price of $2.25 per share, expire in November 2012; and
•	10,000,000 shares of common stock to be issued for the acquisition of Maxcomm.

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 (UNAUDITED)

In accordance with paragraph 40 and 41 of SFAS 128 and EITF 03-6, basic and diluted earnings per share on a two classes method for the six months ended June 30, 2007 and 2006 are calculated as follows:

	2007	2006
		(Restated)
Earnings
Net Income	893	1,342,698

Basic - 2 classes method
Income available to common stockholders	893	1,342,698

Weighted-average common stock outstanding	33,806,666	31,332,747
Number of preferred stock	1,875,000	1,875,000
Weighted-average common stock outstanding - assume CD converted	6,888,882	0

Basic earnings per share - Common Stock	0.00	0.04
Basic earnings per share - Preferred Stock	0.00	0.04
Basic earnings per share - CD	0.00	0.00

Diluted
Income available to common stockholders	893	1,342,698
Income available to common stockholders & assumed CD converted	62,384	0.00

Diluted weighted-average common stock outstanding	50,070,548	40,707,747
Diluted earnings per share	0.00	0.03

Warrants to purchase 6,888,882 shares of common stock at $0.80 per share, 6,888,882 shares of common stock at $1.20 per share and 3,444,441 shares of common stock at $2.25 per share were outstanding as of June 30, 2007 but were not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the market price of the common shares.

Assuming 10,000,000 shares of common stock have been issued to for the acquisition of Maxcomm, but the shares have not yet issued as of the reporting date.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Contingencies

The Company accounts for loss contingencies in accordance with SFAS 5 “Accounting for Loss Contingencies”, and other related guidance. Set forth below is a description of certain loss contingencies as of June 30, 2007 and management’s opinion as to the likelihood of loss in respect of each loss contingency.

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

NOTE 7 - COMMON STOCK

No change in the Company’s common stock for the six months ended June 30, 2007.

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 (UNAUDITED)

NOTE 8 – CONVERTIBLE DEBENTURE

As of June 30, 2007, the Company has convertible debentures with total value of $3.1 million outstanding. The aforesaid convertible debentures were issued pursuant to the private equity financing where the Company sold a total 31 units of securities. Each unit consists of (i) an eighteen-month 4% interest bearing convertible debenture in the principal amount of $100,000, convertible at $0.45 per share, (ii) a six-year Class A warrant to purchase 222,222 shares of the Company’s common stock, par value $0.001 per share at an exercise price of $0.80 per share, a (iii) six-year Class B warrant to purchase 222,222 shares of the Company’s common stock at an exercise price of $1.20 per share, and (iv) a six-year Class C warrant to purchase 111,111 shares of the Company’s common stock at an exercise price of $2.25 per share. The securities issuable upon conversion of the debenture and exercise of the warrants are eligible for certain registration rights.

NOTE 9 – RELATED PARTY TRANSACTIONS

As of June 30, 2007, the Company owed a director $33,178 for short-term advances. Interest is charged at 6% per annum on the amount owed.

As of June 30, 2007, the Company owed to a related company $226,009 for short-term unsecured advances made. Interest is charged at 6% per annum on the amount owed.

As of June 30, 2007, the Company owed to an affiliate, Guishi HuaGuang, $510,249 for short-term unsecured interest free advances made.

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

We caution that the factors described herein, as well as the factors described generally in our Form 10-KSB for the year ended December 31, 2006, and specifically the factors described in such Form 10-KSB in the section entitled “Item 1. Business – Risk Factors” could cause actual results to differ materially from those expressed in any forward-looking statements and that the investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events or circumstances. Consequently, no forward-looking statement can be guaranteed.

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

•
Through a subsidiary, Arcotect (Guangzhou) Limited (“AGL”), converting digital cable television subscribers to digital television and providing various value added and broadband services to the digital subscribers;

•	Television advertising sales;
•	Television program production.

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

On February 6, 2004, we signed a 20-year Co-operative Agreement for Total Migration into DTV System for the Nanhai District and subsequently signed a supplementary agreement on July 8, 2005 and May 18, 2007 (collectively, the “Co-operative Agreements”) with Nanhai Network Company, a city-owned cable network operator in Guangdong Province. Pursuant to the Co-operative Agreements, the Company is responsible for migrating all cable television subscribers in Nanhai from an analog to a digital system (“Migration”) by the end of 2007. As of June 30, 2007, the Company has migrated about 230,000 subscribers into the digital system and the migration program is on schedule.

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

The broadcast system that decrypts the signal with the Company’s set-top-box and appropriate smart cards can carry up to 800 digital channels of pay-TV programs and value added multimedia services. Currently, the services consist of 126 channels, including a 49-channel basic package, 77 pay channels and 3 high definition TV channels bundled into various value added packages, such as Life & Leisure, World Sports, News, Drama and Family.

The Company has deployed an IP (Internet Protocol) based set-top-box which is developed by our wholly owned subsidiary Arable Media Limited, a software developer specialised in middleware products and applications for digital TV set-top box and broadcasting technologies. The Company believes the advanced set-top-box will enable the Company to provide additional value added services which can be deployed in the future; such as targeted advertising, interactive TV programs, online shopping and console games, as well as interactive education services.

During the second quarter of 2007, the Company has started to sell the first value added service through the DTV platform: a real time stock information system. The subscribers can subscribe to receive the real time stock information for the Chinese companies which are listed in the Chinese stock market (namely “A” shares and “B” shares) with charts, analysis and related information on the television set through the Company’s developed middleware platform.

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

TV channel management and program production

On February 2006, HuaGuang, entered into two joint venture agreements with the provincial television station, Guizhou Television Station, for a term of 20 years.  Pursuant to the joint venture contracts, the provincial television station will provide the exclusive use of a television channel, including production resources and equipment, while outsourcing its entire advertising air time slots to the two joint ventures for an initial term of five years, extendable by mutual agreement. Guishi Digimedia, a 51% subsidiary of HuaGuang, will serve as the exclusive advertising agent to manage the television commercials. Guishi Huaguang, a 49% owned interest of HuaGuang, will be responsible for sourcing and production content, as well as schedule planning.  Currently, over 100 professionals and experienced staff are working on the production, planning and scheduling, and contents sourcing. The channel is focusing on fashion, entertainment, lifestyle and sports, 24 hours a day.

Besides, HuaGuang has made a minority investment in two television series, XiGuan Affairs, with 40 episodes, and The Story of a Small Town, with 24 episodes.

The Company relied on two suppliers for approximately 92% of its purchases for the six months ended June 30, 2007 for the Nanhai TV digitalization project. As of June 30, 2007, accounts payable due to these suppliers amounted to $2,963,717 and $610,599 respectively.

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

RESULTS OF OPERATIONS

Statements of Operations Items:

Sales

Total revenue for the three months ended June 30, 2007 decreased by $2,394,381 or 54% to $2,076,223 from $4,470,604 for the same period ended June 30, 2006.  For six months ended June 30, 2007, we recorded total revenue of $4,281,485, or 48% decrease compared to total revenue of $8,167,325 for the same period last year. The decrease in total net sales was due to (1) the reduction in TV advertising sales after the Company decided to discontinue its agreement to act as the sole advertising agent of a TV channel in Guangzhou during 2007 as such operations had shown during 2006 not to be profitable; (2) reduction in sale of STB as larger scale of Nanhai TV migration process has not yet commenced in the first half of the year in accordance to Network Company’s schedule; and (3) no one-time income attributable to reimbursement of operating expenses from Network Company is being recognized in this year.

Gross Profit

Gross Profit for the three months and six months ended June 30, 2007 decreased by $973,958 or 52% to $912,527 and $1,507,138 or 47% to $1,669,798 respectively as compared with the same period last year because of the reduction in TV advertising sales, the increase in depreciation of STB, and the reduction of STB sale and one-time income as described above during the first half year of 2007.

Expenses

Selling, general, administrative and depreciation and amortization (not related directly to generation of revenue) expenses for the three months ended June 30, 2007 increased by $97,769 or 14% to $776,790 and increased by $324,512 or 26% to $1,578,371 for the six months ended June 30, 2007 in comparison with the same period of 2006 which the increase was mainly due to the increase in business activities for the development of new value-added business and corporate expenses.

Minority Interests

Minority interests in the statement of operation represent the minority shareholders’ share of the profits in the Company’s 49% subsidiary.  For the six months ended June 30, 2007, we recognized minority’s share of loss of $66,810.

Net Income

The Company had a net loss of $11,135 and net income of $893 for the three months and six months period ended June 30, 2007 respectively, compared to net income of $841,430 and $1,342,698 for the same periods ended June 30, 2006. The decrease in net income was because of the reduction in income from operation, and increase in depreciation, interest expenses and share of loss of the equity JV though offset partially by reduction in provision made for income tax.

Balance Sheet Items:

Current Assets

Current assets of the Company decreased by $0.2 million to $10.8 million during the first six months of 2007. As the Company utilized most of its cash on DTV migration, it has maintained a low level of cash balance of $0.4 million. Accounts receivable decreased by $0.3 million, mainly attributable to the increase in cash received from Nanhai Network Company.

Intangible Assets

Intangible assets increased by $3.9 million during the first six months of 2007 which is the goodwill generated from the acquisition of Maxcomm.

Property and Equipment, Net

The net decrease in property and equipment of the Company of $0.8 million to $11.3 million represented depreciation of STB offset by purchase of STB during the first half of 2007.

Other Assets

Other assets represent deferred finance costs of $298,000 related to commission, legal and financial advisory fees directly attributable to the issuance of the convertible debenture by the Company in 2006. Deferred finance costs are amortized over the life of the debenture of 18 months from November 2006. For the six months ended June 30, 2007, such expenses amortized were $195,600. Other assets also include capitalized software development costs of $614,462 related to the development of middleware of Arable. Such costs have not yet been transferred to the Fixed Assets of the Company and so no amortization was made.

Current Liabilities

Current liabilities of the Company had reduced by $0.6 million to $11.90 million during the first half of 2007 which is mainly due to the reduction in accounts payable by $1.5 million.

Liquidity and Capital Resources

On June 30, 2007, we had cash of $390,115 and a working capital deficit of $960,612.  This compares with cash of $472,466 and a working capital deficit of $1,437,167 at June 30, 2006. The decrease in working capital was mainly attributable to the funds raised from the issuance of debentures to finance the Nanhai migration process.

Operating activities had a net generation of cash deficit in the amount of $46,840 during the six months ended June 30, 2007 (2006: $3,804,621). The reduction of cash from operating activities was mainly attributable to settlement of payables due to suppliers.

Net cash used in investing activities for the six months ended June 30, 2007 was $383,700 as compared with net cash used in investing activities of $5,037,702 for the six months ended June 30, 2006. The decrease in net cash used in investing activities was due to the decrease in purchases of STBs in the first half of this year.

Net cash provided by financing activities for the six months ended June 30, 2007 was $329,096 representing funding from related companies (2006: $638,698, of which $387,500 represented funds from a private placement).

We continued to receive cash from Nanhai Network Company according to the project schedule and plan of television digitalization migration. The Company's investment in STBs and smart cards remained the substantial accounts payable at June 30, 2007. For further business expansion and acquisition, the Company is considering various financing methods for funding, although there is no assurance that the Company will be able to raise additional funding on favorable terms, if at all. With the Company’s further effort to expedite the collection of receivables and without considering further expansion, the Company is expected to have sufficient cash generated from operating activities to get through its business in the next 12 months.

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

The financial statements of the subsidiaries (whose functional currency is HK$ or RMB) are translated into US$ using the closing rate method. The balance sheet items are translated into US$ using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year. All exchange differences on currency translations are recorded within equity. Translation gain for the three months and six months ended June 30, 2007 was $26,035 and $118,579 respectively.

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

During the quarter ended June 30, 2007, no unregistered securities were issued.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

None.

Item 6.   Exhibits

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA DIGITAL MEDIA CORPORATION
(Registrant)

Date: August 14, 2007	/s/ Ng Chi Shing
Ng Chi Shing
Chief Executive Officer

Date: August 14, 2007	/s/ Ng Chi Shing
Ng Chi Shing
Chief Financial Officer