Form 10QSB
period 2007-09-30
CHINA DIGITAL MEDIA CORP
filed 2007-11-19
CIK 821524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

(011) 852 - 2390 - 8600
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

Number of shares of common stock outstanding as of November 8, 2007: 41,602,365

Number of shares of preferred stock outstanding as of November 8, 2007: 1,875,000

CHINA DIGITAL MEDIA CORPORATION

PART I

ITEM 1. FINANCIAL STATEMENTS

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2007
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$406,679
Accounts receivable, net of allowances	9,700,914
Inventories, net	657,392
Other receivables and prepaid expenses	995,689
Value added taxes recoverable	25,077
Total Current Assets	11,785,751

INTANGIBLE ASSETS	4,448,791
INVESTMENTS IN TELEVISION SERIES, NET	641,969
PROPERTY AND EQUIPMENT, NET	10,613,748
DEFERRED TAX ASSET	152,224
OTHER ASSETS	902,990
TOTAL ASSETS	$28,545,473

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Convertible debentures	$3,100,000
Accounts payable	4,743,823
Other payables and accrued liabilities	1,623,746
Due to a director	167,167
Due to related companies	376,947
Business tax payable	112,152
Income tax payable	2,333,558
Other tax payable	9,940
Total Current Liabilities	12,467,333

COMMITMENTS AND CONTINGENCIES	--

STOCKHOLDERS' EQUITY
Series A convertible preferred stock ($0.001 par value, 40,000,000 shares authorized, 1,875,000 shares issued and outstanding as of September 30, 2007)	1,875
Common stock ($0.001 par value, 500,000,000 shares authorized, 31,602,365 shares issued and outstanding as of September 30, 2007)	31,602
Common stock to be issued ($0.001 par value, 10,000,000 shares)	10,000
Additional paid-in capital	9,413,917
Deferred stock compensation	(37,100)
Retained earnings
Unappropriated	5,198,663
Appropriated	1,521,999
Accumulated other comprehensive loss	(62,816)
Total Stockholders' Equity	16,078,140

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,545,473

The accompanying notes are an integral part of these consolidated financial statements.

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	For the three months Ended		For the nine months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(Restated)		(Restated)

NET SALES
Revenue from digitalization of television signals	$1,361,511	$1,906,869	$4,119,214	$5,514,175
Revenue from television advertising	33,493	1,862,009	330,791	5,470,873
Revenue from software development	168	8,284	22,188	41,507
Revenue from investments in television series	-	90,510	-	265,530
Government grant received	320,546	323,252	977,102	948,322
	1,715,718	4,190,924	5,449,295	12,240,407
COST OF SALES
Cost of Sales - digitalization of television signals	(189,612)	(339,197)	(537,990)	(908,249)
Depreciation - digitalization of television signals	(817,728)	(674,141)	(2,289,627)	(1,724,427)
Cost of Sales - television advertising	2,433	(1,889,649)	(307,394)	(4,791,220)
Cost of Sales - software development	-	(11)	-	(54)
Cost of Sales - investment in television series	-	(61,552)	-	(180,942)
GROSS PROFIT	710,811	1,226,374	2,314,284	4,635,515

OPERATING EXPENSES
Selling, general and administrative expenses	(1,279,662)	(618,924)	(2,539,668)	(1,709,230)
Depreciation and amortization	(24,679)	282,159	(72,775)	(89,213)
Total Operating Expenses	(1,304,341)	(336,765)	(2,612,443)	(1,798,443)

(LOSS) INCOME FROM OPERATION	(593,530)	889,609	(298,159)	2,837,072

OTHER INCOME (EXPENSES)
Equity loss of affiliates	--	--	(22,396)	--
Interest income	796	267	1,666	25,631
Other income	40,773	1,899	63,831	80,020
Interest expenses	(32,087)	(4,948)	(95,115)	(4,948)
Interest paid to related companies and directors	(4,293)	(4,045)	(10,037)	(10,479)
Other expenses	2,411	-	(28,905)	--
Total Other (Expenses) Income , net	7,600	(6,827)	(90,956)	90,224

NET (LOSS) INCOME BEFORE TAXES	(585,930)	882,782	(389,115)	2,927,296

Income tax expense	(82,334)	(191,386)	(129,128)	(887,488)

NET (LOSS) INCOME FROM CONTINUING OPERATIONS	(668,264)	691,396	(518,243)	2,039,808

DISCONTINUED OPERATIONS
Equity (loss) gain of affiliates	(2,104)	253	(14,538)	(1,149)
Loss from subsidiary	-	(41,376)	-	(45,688)
Gain on disposal of subsidiary	362,109	-	225,415	-
Gain on disposal of affiliate	86,059	-	86,059	-
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	446,064	(41,123)	296,936	(46,837)

NET (LOSS) INCOME	$(222,200)	$650,273	$(221,307)	$1,992,971

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	(156,180)	(48,723)	(37,601)	(48,363)

COMPREHENSIVE (LOSS) INCOME	$(378,380)	$601,550	$(258,908)	$1,944,608

Net income per share-basic - two classes method	$0.00	$0.02	$0.00	$0.06

Net income per share-diluted	$0.00	$0.02	$0.00	$0.05

Weighted average number of shares outstanding during the period - basic	41,602,365	31,748,365	36,405,232	31,471,286

Number of preferred shares outstanding during the period	1,875,000	1,875,000	1,875,000	1,875,000

Weighted average number of shares outstanding during the period- diluted	57,866,247	41,220,139	52,669,114	40,878,544

The accompanying notes are an integral part of these consolidated financial statements.

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	2007	2006
		(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(221,307)	$1,992,971
Adjusted to reconcile net income to cash provided by operating activities:
Equity loss of affiliate	36,934	1,149
Amortization - cost of sales	-	160,892
Depreciation-cost of sales	2,289,627	1,724,427
Depreciation and amortization	72,775	98,101
Provision for doubtful debts	977,972	-
Gain on disposal of interest in subsidiary	(255,415)	-
Gain on disposal of affiliate	(86,059)	-
Stock issued for services	-	128,500
Amortization on stock compensation	47,700	-
Minority interests	-	(63,322)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(890,135)	(5,165,390)
Other receivables and prepaid expenses	(650,165)	(705,200)
Inventories	(181,911)	(102,984)
Deferred tax asset	(152,224)	-
Other assets	156,504	-
Increase (decrease) in:
Due to a related company	-	(125,602)
Accounts payable	(1,147,515)	3,462,529
Other payables and accrued liabilities	(161,599)	996,543
Business tax payable	(153,503)	-
Value added taxes payable	38,133	(7,690)
Income tax payable	378,758	936,224
Other tax payable	(23,937)	-
Net cash provided by operating activities	74,633	3,331,148

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash inflow from business combination (Note 2)	61	-
Disposal (acquisition) of affiliates	265,924	(323,128)
Investment in affiliate	360,684	-
Disposal of subsidiary (Note 5)	87,333	-
Purchase of property and equipment	(1,470,751)	(5,590,817)
Net cash used in investing activities	(756,749)	(5,913,945)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related companies	(3,539)	-
Proceeds from stock issuance in private placement	-	387,500
Proceeds from convertible debentures	-	1,100,000
Minority interests	92,918	122,514
Due to a stockholder	779,101	-
Due to a director	82,511	84,472
Net cash provided by financing activities	950,991	1,694,486

EFFECT OF EXCHANGE RATE ON CASH	(264,787)	14,662

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,088	(873,649)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	402,591	1,124,912

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$406,679	$251,263

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007 (UNAUDITED)

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's consolidated financial position at September 30, 2007, the consolidated results of operations for the three months and nine months ended September 30, 2007 and 2006, and consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006. The consolidated results for the three months and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2007. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2006 appearing in the Company's annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

(B)	Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements for the three months and nine months ended September 30, 2007 include the unaudited financial statements of China Digital Media Corporation (“CDMC”), its wholly owned or controlled subsidiaries, China Digimedia Holding Limited (“CDHL”), Arcotect (Guangzhou) Limited (“AGL”),  Guangdong M-Rider Media Company (“M-Rider”),  Digimedia Services (Shenzhen) Limited (“Digimedia Shenzhen”), Maxcomm Limited (“Maxcomm”), Arable Media Limited (“Arable”) and its 100% variable interest entity (“VIE”) in Guangdong HuaGuang DigiMedia Culture Development Limited (“HuaGuang”).

The accompanying unaudited condensed consolidated financial statements for the three months and nine months ended September 30, 2006 include the financial statements of CDMC, its wholly owned subsidiaries, CDHL, AGL, M-Rider, Digimedia Shenzhen, and its 90% VIE in HuaGuang. The minority interests represent the minority shareholders’ 10% and 54.1% proportionate share of the results of HuaGuang and Guishi Digimedia respectively.

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

In addition, the Company is entitled to be reimbursed for its operating expenses from Nanhai Network Company in accordance to the subscription agreement. Revenue arising from costs reimbursement is recognized when the amounts are duly agreed upon between the Company and Nanhai Network Company.

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
AS OF SEPTEMBER 30, 2007 (UNAUDITED)

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

(D)	Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation provides that the tax effects from an uncertain tax position can be recognized in the Company’s financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company does not expect the adoption of FIN 48 to have an impact on the Company’s results of operations or financial condition.

In September 2006, FASB issued Statement 157, Fair Value Measurements. This statement defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles (GAAP). More precisely, this statement sets forth a standard definition of fair value as it applies to assets or liabilities, the principal market (or most advantageous market) for determining fair value (price), the market participants, inputs and the application of the derived fair value to those assets and liabilities. The effective date of this pronouncement is for all full fiscal and interim periods beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have an impact on the Company’s results of operations or financial condition.

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
AS OF SEPTEMBER 30, 2007 (UNAUDITED)

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

NOTE 3 – BUSINESS DISPOSAL

On August 17, 2007, HuaGuang entered into an Agreement on Transfer of the Equity in Guizhou Guishi Digimedia Advertising Company Limited (“Guishi Digimedia”) and Guizhou Guishi Huaguang Media Company Limited (Guishi Huaguang”) (the “Transfer of Equity Agreement”) with Guizhou Tianma Advertising Co., Ltd. ("Tianma") to sell its shares in Guishi Digimedia (51%) and Guishi Huaguang (49%) to Tianma for a total consideration of US$ 445,000.  The Company’s Form 8-K has been filed with the Commission on August 17, 2007.

The consideration will be payable in three installments: (i) 40% of the purchase price was payable within seven business days of execution of the agreement, (ii) 30% of the purchase price is payable within five business days of the completion of the equity transfer, and (iii) 30% of the purchase price is payable by November 30, 2007. If the equity transfer is not completed for reasons not attributable to either party, either party may terminate the agreement and the transaction will be reversed in its entirety.  On the completion of the sale, the Company recorded a gain on the disposal of Guishi Digimedia and Guishi Huaguang of $311,474.

NOTE 4 - INVESTMENT IN AFFILIATES

The Company’s effective interest of 49% in Guishi Huaguang is accounted for using the equity method of accounting and is stated at cost plus equity in undistributed earnings or losses since acquisition.  The Company’s share of the net loss for the three months and nine months ended September 30, 2007 was $2,104 and $14,538 respectively.  The Company has disposed its 49% equity interest in Guishi Huaguang on August 17, 2007.

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007 (UNAUDITED)

A summary of the unaudited condensed financial statements of the affiliate as of August 17, 2007 is as follows:

Current assets	$520,779
Non-current assets	225,746
Total Assets	$746,525

Current liabilities	$379,454
Stockholders’ equity	367,071
Total Liabilities and Stockholders’ Equity	$746,525

Revenues	$-
Gross Profit	$-
Net loss	$29,669

The Company’s share of the loss of this year up to August 17, 2007 is as follows:

Company share at 49%	$14,538
Equity in loss of affiliate	$14,538

Prior to the acquisition of the remaining 80% interest, the Company’s effective interest of 20% in Arable is accounted for using the equity method of accounting and is stated at cost plus equity in undistributed earnings since subscription. The Company’s share of the loss of this year up to May 20, 2007 is as follows:

Company share at 20%	$26,614
Equity in loss of affiliate	$26,614

NOTE 5 - DISPOSAL OF SUBSIDIARY

According to the Transfer of Equity Agreement, HuaGuang sells its 51% equity interest in Guishi Digimedia.

A summary of the unaudited condensed financial statements of Guishi Digimedia as of August 17 2007 is as follows:

Fixed Assets	$628,560
Cash and bank balance	97,186
Accounts receivable	38,927
Other receivables	85,898
Prepaid expenses	216,080
Due to Stockholders	(779,101)
Accounts payable	(77,440)
Other payables	(128,361)
Accrued liabilities	(35,607)
Deposit received	(48,922)
Minority interest	(68,116)
(70,896)
Gain on disposal of interest in subsidiary	373,185
Consideration	302,289

Satisfied by:
Cash consideration received	184,519

Net cash inflow arising on disposal

Cash consideration received	184,519
Cash and bank balance disposed of	(97,186)
87,333

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007 (UNAUDITED)

NOTE 6 - SEGMENT INFORMATION

The Company operates in five reportable segments; digitalization of television signals, television advertising sales, software development, investment in television series and others. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from operations. All inter-company transactions between segments have been eliminated on consolidation. As a result, the components of operating income for one segment may not be comparable to another segment. The following is an unaudited summary of our segment information for the nine months ended September 30, 2007 and 2006:

	Digitalization of Television Signal	Television Advertising	Software Development	Investments in Television Series	Other	Total

2007
Revenues	$5,096,316	$330,791	$22,188	$-	$-	$5,449,295
Gross profit	2,268,699	23,397	22,188	-	-	2,314,284
Net Income (Loss)	934,754	(512,663)	(144,672)	(101,358)	(397,368)	(221,307)
Total assets	21,135,031	265,417	1,453,152	954,703	4,737,170	28,545,473
Capital expenditure	1,402,139	(584,613)	17,376	390	7,600	842,892
Depreciation and amortization	2,320,525	-	6,151	28,373	7,353	2,362,402

2006 (Restated)
Revenues	$6,462,497	$5,470,873	$41,507	$265,530	$-	$12,240,407
Gross profit	3,629,594	581,826	339,507	84,588	-	4,635,515
Net Income	2,094,083	137,843	(105,829)	83,094	(216,220)	1,992,971
Total assets	18,950,123	4,420,163	52,965	1,100,684	862,555	25,386,490
Capital expenditure	5,061,156	416,272	3,507	104,137	5,745	5,590,817
Depreciation and amortization	1,919,918	20,166	9,730	27,532	6,074	1,983,420

NOTE 7 – EARNINGS PER SHARE

As of September 30, 2007, the Company has outstanding:

-	31,602,365 shares of common stock;
-	1,875,000 shares of preferred stock;
-	6,888,882 shares of common stock to be issued upon conversion of convertible debenture;
-	warrants to purchase 7,333,323 shares of common stock at an exercise price of $0.80 per share, expire in November 2012;
-	warrants to purchase 7,333,323 shares of common stock at an exercise price of $1.20 per share, expire in November 2012;
-	warrants to purchase 3,666,662 shares of common stock at an exercise price of $2.25 per share, expire in November 2012;
-	warrants to purchase 100,000 shares of common stock at an exercise price of $1.50 per share, expire in July 2011; and
-	10,000,000 shares of common stock to be issued for the acquisition of Maxcomm.

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007 (UNAUDITED)

In accordance with paragraph 40 and 41 of SFAS 128 and EITF 03-6, basic and diluted earnings per share on a two classes method for the nine months ended September 30, 2007 and 2006 are calculated as follows:

	2007	2006
		(Restated)
Earnings
Net (Loss)/Income	(221,307)	1,992,971

Basic - 2 classes method
(Loss) / Income available to common stockholders	(221,307)	1,992,971

Weighted-average common stock outstanding	36,405,232	31,471,286
Number of preferred stock	1,875,000	1,875,000
Weighted-average common stock outstanding - assume CD converted	6,888,882	0

Basic earnings per share - Common Stock	0.00	0.06
Basic earnings per share - Preferred Stock	0.00	0.06
Basic earnings per share - CD	0.00	0.00

Diluted
(Loss) / Income available to common stockholders	(221,307)	1,992,971
(Loss) / Income available to common stockholders & assumed CD converted	(128,562)	0.00

Diluted weighted-average common stock outstanding	52,669,114	40,878,544

Diluted earnings per share	0.00	0.05

Warrants to purchase 7,333,323 shares of common stock at $0.80 per share, 7,333,323 shares of common stock at $1.20 per share,3,666,662 shares of common stock at $2.25 per share, and 100,000 shares of common stock at $1.50 per share were outstanding as of September 30, 2007 but were not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the market price of the common shares.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Contingencies

The Company accounts for loss contingencies in accordance with SFAS 5 “Accounting for Loss Contingencies”, and other related guidance. Set forth below is a description of certain loss contingencies as of September 30, 2007 and management’s opinion as to the likelihood of loss in respect of each loss contingency.

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

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007 (UNAUDITED)

NOTE 9 - COMMON STOCK

No change in the Company’s common stock for the nine months ended September 30, 2007.

On November 17, 2007, the Company issued 10,000,000 shares of restricted common stock with a fair value of $3,760,000 for the acquisition of Maxcomm Limited, which sole asset is an 80% equity interest in Arable Media Limited.  The Company relied on an exemption from registration pursuant to Section 4(2) under the Securities Act in connection with the issuance of the shares.

NOTE 10 – CONVERTIBLE DEBENTURE

For the fiscal quarter ended September 30, 2007, the Company has convertible debentures with total value of $3.1 million outstanding. The aforesaid convertible debentures were issued pursuant to the private equity financing where the Company sold a total 31 units of securities. Each unit consists of (i) an eighteen-month 4% interest bearing convertible debenture in the principal amount of $100,000, convertible at $0.45 per share, (ii) a six-year Class A warrant to purchase 222,222 shares of the Company’s common stock, par value $0.001 per share at an exercise price of $0.80 per share, a (iii) six-year Class B warrant to purchase 222,222 shares of the Company’s common stock at an exercise price of $1.20 per share, and (iv) a six-year Class C warrant to purchase 111,111 shares of the Company’s common stock at an exercise price of $2.25 per share. The securities issuable upon conversion of the debenture and exercise of the warrants are eligible for certain registration rights.

NOTE 11 – RELATED PARTY TRANSACTIONS

As of September 30, 2007, the Company owed a director $167,167 for short-term advances. Interest is charged at 6% per annum on the amount owed.

As of September 30, 2007, the Company owed to a related company $376,947 for short-term unsecured advances made. Interest is charged at 6% per annum on the amount owed.

NOTE 12 - RECLASSIFICATIONS

Certain reclassifications have been made in the condensed consolidated financial statements for the nine months ended September 30, 2006 to conform to the current period’s presentation.

NOTE 13 - RESTATEMENT OF FINANCIAL STATEMENTS

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

The changes to financial statements are as follows:

	September 30, 2006
	Previously reported	Restated

CURRENT ASSETS	11,831,309	11,825,373

PROPERTY AND EQUIPMENT, NET	13,358,246	12,236,394
OTHER ASSETS	1,324,723	1,324,723
TOTAL ASSETS	$26,514,278	$25,386,490

LIABILITIES	12,988,368	12,616,198

MINORITY INTERESTS	87,249	87,249

STOCKHOLDERS' EQUITY
Series A convertible preferred stock	1,875	1,875
Common stock	31,757	31,757
Additional paid-in capital	5,939,862	5,939,862
Deferred stock compensation	(1,333)	(1,333)
Retained earnings	7,553,569	6,797,951
Accumulated other comprehensive loss	(87,069)	(87,069)
Total Stockholders' Equity	13,438,661	12,683,043

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$26,514,278	$25,386,490

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007 (UNAUDITED)

	Three months ended September 30, 2006		Nine months ended September 30, 2006
	Previously reported	Restated	Previously reported	Restated

NET SALES	$4,269,045	$4,190,924	$12,318,528	$12,240,407

COST OF SALES	(3,957,537)	(2,964,550)	(7,875,084)	(7,604,893)

GROSS PROFIT	311,508	1,226,374	4,443,444	4,635,514

OPERATING EXPENSES	568,261	(336,765)	(1,783,338)	(1,798,442)

INCOME FROM OPERATION	879,769	889,609	2,660,106	2,837,072

OTHER INCOME (EXPENSES)	(84,948)	(6,827)	12,103	90,224

NET INCOME BEFORE TAXES AND DISCONTINUED OPERATION	794,821	882,782	2,672,209	2,927,296

Income tax expense	(162,358)	(191,386)	(803,309)	(887,488)
Loss from discontinued operations	(41,124)	(41,124)	(46,847)	(46,847)
NET INCOME	$591,339	$650,272	$1,822,053	$1,992,961

Foreign currency translation gain (loss)	(48,723)	(48,723)	(48,363)	(48,363)

COMPREHENSIVE INCOME	542,616	601,549	1,773,690	1,944,598

Net income per share-basic - two classes method	$0.02	$0.02	$0.05	$0.06

Net income per share-diluted	$0.01	$0.02	$0.04	$0.05

Weighted average number of shares outstanding during the year - basic	31,748,365	31,748,365	31,471,286	31,471,286

Number of preferred shares outstanding during the year	1,875,000	1,875,000	1,875,000	1,875,000

Weighted average number of shares outstanding during the year- diluted	41,220,139	41,220,139	40,878,544	40,878,544

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

We caution that the factors described herein, as well as the factors described generally in our Form 10-KSB for the year ended December 31, 2006, and specifically the factors described in such Form 10-KSB in the section entitled “Item 1. Business – Risk Factors”-, could cause actual results to differ materially from those expressed in any forward-looking statements and that the investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events or circumstances. Consequently, no forward-looking statement can be guaranteed.

New factors emerge from time to time, and it is not possible for us to predict all such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Overview

China Digital Media Corporation (”CDMC”) was previously known as HairMax International, Inc. (“Hairmax”), a Nevada corporation incorporated in 1987. Arcotect Digital Technology Limited, a corporation organized under the laws of Hong Kong, consummated a reverse merger with Hairmax in March, 2005, and Hairmax subsequently changed its name to China Digital Media Corporation.  With the termination of the original businesses of Hairmax, all of China Digital Media Corporation’s businesses are now located in the People’s Republic of China (the “PRC” or “China”). Arcotect Digital Technology Limited has changed its name to China Digimedia Holdings Limited (“CDHL”), and is a wholly-owned subsidiary of CDMC.

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

On February 6, 2004, we signed a 20-year Co-operative Agreement for Total Migration into DTV System for the Nanhai District and subsequently signed a supplementary agreement on July 8, 2005 and May 18, 2007 (collectively, the “Co-operative Agreements”) with Nanhai Network Company, a city-owned cable network operator in Guangdong Province.  Pursuant to the Co-operative Agreements, the Company is responsible for migrating all cable television subscribers in Nanhai from an analog to a digital system (“Migration”) by the end of 2007. As of September 30, 2007, more than 240,000 sets of digital STB are installed in Nanhai and the migration program is on schedule.

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

The broadcast system that decrypts the signal with the Company’s set-top-box and appropriate smart cards can carry up to 800 digital channels of pay-TV programs and value added multimedia services. Currently, the services consist of 126 channels, including a 48-channel basic package , 77 pay channels and 3 high definition TV channels bundled into various value added packages, such as Life & Leisure, World Sports, News, Drama and Family.

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

During the second quarter of 2007, the Company started a trial to sell the first value added service through the DTV platform: a real time stock information system.  The subscribers can subscribe to receive the real time stock information for the Chinese companies which are listed in the Chinese stock market (namely “A” shares and “B” shares) with charts, analysis and related information on the television set through the Company’s developed middleware platform.

TV advertising sales

M-Rider, a company incorporated in China and 100% owned by the Company under a trust arrangement, is an advertising sales company engaged in the distribution of television commercials. The Company is responsible for reselling commercial airtime to international and local advertising customers, either directly or through agents and receiving agency fees and services fee. The Company has many years of experience in providing consultancy and media planning services to clients, and assisting them to deliver their messages precisely and professionally to their targeted audiences efficiently. In addition, the Company believes that it can manage advertising resources more effectively to enhance value of the advertising space.

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

TV channel management and program production

On August 17, 2007, HuaGuang a subsidiary of the Company, entered into an Agreement on Transfer of the Equity in Guizhou Guishi Digimedia Advertising Company Limited and Guizhou Guishi Huaguang Media Company Limited with Guizhou Tianma Advertising Co., Ltd. to sell its shares in Guishi Digimedia (51%) and Guishi Huaguang (49%) for a total consideration of approximately US$ 445,000, as of the date of this report we had received $178,988.

Besides, HuaGuang has made a minority investment in two television series, XiGuan Affairs and The Story of a Small Town.

The Company relied on two suppliers for approximately 91% of its purchases for the nine months ended September 30, 2007 for the Nanhai TV digitalization project. As of September 30, 2007, accounts payable due to these suppliers amounted to $3,215,626 and $618,551 respectively.

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

RESULTS OF OPERATIONS

Statements of Operations Items:

Sales

Total revenue for the three months ended September 30, 2007 decreased by $2,475,206 or 59% to $1,715,718 from $4,190,924 for the same period ended September 30, 2006.  For nine months ended September 30, 2007, we recorded total revenue of $5,449,295, or 55% decrease compared to total revenue of $12,240,407 for the same period last year. The decrease in total net sales was due to (1) the reduction in TV advertising sales after the Company decided to discontinue its agreement to act as the sole advertising agent of a TV channel in Guangzhou during 2007 as such operations had shown during 2006 not to be profitable; and (2) reduction in sale of STBs as the larger scale migration process for the Nanhai TV migration did not yet commence in the first half of the year in accordance with the Network Company’s schedule.

Gross Profit

Gross Profit for the three months and nine months ended September 30, 2007 decreased by $515,563 or 42% to $710,811 and $2,321,231 or 50% to $2,314,284, respectively, as compared with the same periods from last year because of the reduction in TV advertising sales, the increase in depreciation of STBs, and the reduction of STB sales as described above during the first nine months of 2007.

Expenses

Selling, general, administrative and depreciation and amortization (not related directly to generation of revenue) expenses for the three months ended September 30, 2007 increased by $967,576 or 287% to $1,304,341 and increased by $814,000 or 45% to $2,612,443 for the nine months ended September 30, 2007 in comparison with the same periods for 2006, where the increase was mainly due to the additional expenditure required for the development of new value-added business, provision for doubtful debt and corporate expenses.

Income (Loss) from Discontinued Operation

Income (Loss) from discontinued operation in the statement of operation represents the shareholders’ share of an operating result in Guishi Digimedia, a 51% subsidiary, and Guishi Huaguang, a 49% affiliate, being disposed of during the period.  For the nine months ended September 30, 2007, we recognized the income from the discontinued operation of $311,474.

Net Income

The Company had a net loss of $222,200 and net loss of $221,307 for the three month and nine month periods ended September 30, 2007 respectively, compared to net income of $650,273 and $1,992,971 for the same periods ended September 30, 2006. The decrease in net income was because of the reduction in income from operation, and increase in general expenses and interest expenses.

Balance Sheet Items:

Current Assets

Current assets of the Company increased by $0.8 million to $11.8 million during the first nine months of 2007, as the Company kept higher stock level of STBs for the DTV migration in the last quarter. Accounts receivable decreased by $0.1 million.

Intangible Assets

Intangible assets increased by $4.1 million during the first nine months of 2007 which is the goodwill generated from the acquisition of Maxcomm.

Property and Equipment, Net

The net decrease in property and equipment of the Company of $1.5 million to $10.6 million represented depreciation of STB offset by purchase of STBs during the first nine months of 2007.

Other Asset

Other assets include capitalized software development costs of $692,307 related to the development of middleware of Arable. Such costs have not yet been transferred to the Fixed Assets of the Company and so no amortization was made.

Current Liabilities

Current liabilities of the Company were reduced by $0.07 million to $12.5 million during the first nine months of 2007 which was mainly due to the reduction in accounts payable by $1.2 million off set by other current liabilities by $0.9 million.

Liquidity and Capital Resources

On September 30, 2007, we had cash on hand of $406,679 and a working capital deficit of $681,582.  This compares with cash of $402,591 and working capital deficit of $1,584,766 at September 30, 2006. The increase in working capital was mainly attributable to the reduction in account payable.

Operating activities provided cash of $74,633 during the nine months ended September 30, 2007, as compared to $3,331,148 for the nine month period ended September 30, 2006. The reduction of cash from operating activities was mainly attributable to settlement of payables due to suppliers.

Net cash used in investing activities for the nine months ended September 30, 2007 was $756,749 as compared with net cash used in investing activities of $5,913,945 for the nine months ended September 30, 2006. The decrease in net cash used in investing activities was due to lesser purchases of STBs in the first nine months of this year.

Net cash provided by financing activities for the nine months ended September 30, 2007 was $950,991 representing funding from a director (2006: $1,694,486 of which $387,500 represented funds from a private placement, and $1.1 million represented funds from the issuance of a convertible debenture).

We continued to receive cash from the Nanhai Network Company according to the project schedule and plan of television digitalization migration. The Company's investment in STBs and smart cards remained the substantial accounts payable at September 30, 2007. For further business expansion and acquisition, the Company is considering various financing methods for funding, although there is no assurance that the Company will be able to raise additional funding on favorable terms, if at all. With the Company’s further effort to expedite the collection of receivables and without considering further expansion, the Company is expected to have sufficient cash generated from operating activities to get through its business in the next 12 months.

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

The financial statements of the subsidiaries (whose functional currency is HK$ or RMB) are translated into US$ using the closing rate method.  The balance sheet items are translated into US$ using the exchange rates at the respective balance sheet dates.  The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year. All exchange differences on currency translations are recorded within equity. Translation loss for the three months and nine months ended September 30, 2007 was $156,180 and $37,601, respectively.

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

Item 1A. Risk Factors

There have not been any material changes in the risk factors previously disclosed in our Form 10-K for the period ended December 31, 2006 filed with the SEC on March 30, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of the reported date, we issued certain unregistered securities as described in our Form 8-K filed May 21, 2007.

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

CHINA DIGITAL MEDIA CORPORATION
(Registrant)

Date: November 19, 2007	/s/ Ng Chi Shing
Ng Chi Shing
Chief Executive Officer

Date: November 19, 2007	/s/ Ng Chi Shing
Ng Chi Shing
Chief Financial Officer