Form 10KSB
period 2007-12-31
CHINA DIGITAL MEDIA CORP
filed 2008-04-16
CIK 821524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the year ended December 31, 2007

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

2505-06, 25/F, Stelux House
698 Prince Edward Road
E. Kowloon, Hong Kong
(Address of principal executive offices)

(011) 852-2390-8600
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:  None.

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or an amendment to this Form 10-KSB. ☒

State issuer's revenues for its most recent fiscal year: $7,480,453.

As of March 27, 2008, there were 42,645,653 common shares outstanding and the aggregate market value of the common shares (based upon the average of the bid price of $0.15 and the asked price of $0.25 reported by brokers) held by non-affiliates was approximately $2,279,131.

Transitional Small Business Disclosure Format (check one):  Yes ☐   No ☒

Number of shares of common stock outstanding as of March 27, 2008: 42,645,653

Number of shares of preferred stock outstanding as of March 27, 2008: 1,875,000

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

As used in this Form 10-KSB, unless the context requires otherwise, “we” or “us” or the “Company” means China Digital Media Corporation and its subsidiaries.

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

On October 17, 2005, CDHL established a wholly-owned subsidiary in China called Digimedia Services (Shenzhen) Limited (“Digimedia Shenzhen”).  This subsidiary has had no operations since its incorporation.

In February 2006, HuaGuang undertook two joint ventures with the Guizhou Television Station. Huaguang held a 51% equity interest in Guizhou Guishi Digimedia Advertising Company Limited (“Guishi Digimedia”) and a 49% equity interest in Guizhou Guishi Huaguang Media Company Limited (“Guishi Huaguang”).  Guishi Digimedia is a television advertising agency and Guishi Huaguang provides various services to television channels including program sourcing, schedule planning and the production of television programming.  On August 19, 2007, HuaGuang sold its shares in Guishi Digimedia and Guishi Huaguang to Guizhou Tianma Advertising Company.

On August 23, 2006, CDHL acquired a 20% interest in Arable Media Limited (“Arable”).  Arable is engaged in the business of developing middleware software and applications for digital TV STB.

On May 21, 2007, CDHL acquired a 100% interest in Maxcomm Ltd. (“Maxcomm”), its only asset is the 80% interest in Arable.  After the completion of the acquisition, CDHL beneficially owns 100% interest in Arable.

On October 29, 2007, Arable established a wholly-owned subsidiary in China called Arable (Guangzhou) Limited (“Arable GZ”).  This subsidiary is engaged in research and development, marketing and promotion of STB Middleware. This subsidiary did not have operations as of December 31, 2007.

CDMC, CDHL, AGL, HuaGuang, M-Rider, Digimedia Shenzhen, Maxcomm, Arable and Arable GZ are hereinafter referred to as (the “Company”).  Currently, the Company has approximately 181 employees located primarily in the PRC.

Current Corporate Structure and Mission

For the year ended December 31, 2007, CDMC owned the following subsidiaries:

(a)	100% of CDHL, an investment holding company incorporated in Hong Kong;
(b)
100% of Maxcomm, a limited liability company incorporated in British Virgin Island, which holds 80% equity interest in Arable, and a 20% interest in Arable, through CDHL, a limited liability company incorporated in Hong Kong;

(c)	100% of AGL through CDHL, a limited liability company incorporated in China;
(d)	100% variable interest of HuaGuang under CDHL, a limited liability company incorporated in China;
(e)	100% beneficial interest of M-Rider through CDHL, a limited liability company incorporated in China;
(f)	100% of Digimedia Shenzhen through CDHL, a dormant company incorporated in China;
(g)	100% interest in Arable GZ through Arable, a limited liability company incorporated in China;

Broadcasting media and cable television operational support services in the PRC is our primary source of business, and is currently a growth industry in China. Our business plan is to strengthen our brand image and to enlarge our presence and involvement in the Chinese media industry through investment, mergers, acquisitions and partnership alliances. We continue to believe there will be rapid growth and potential opportunities in China's media industry, thus we plan continue to invest our resources into the market across China.

Operation Business

The Company is primarily involved in the following businesses in China:

1) Cable television operational support services and digital broadcast technology development;
2) Advertising sales; and

Cable Television Operational Support Services and Digital Broadcast Technology Development

Arcotect (Guangzhou) Ltd. (“AGL”), a wholly owned foreign subsidiary of CDMC, duly established under the laws of the PRC, is legally authorized to carry out the business activities enumerated in its PRC business license, namely, research, production and the development of STB for digital television (“DTV”), computer software, software relating to information platform for DTV, software and hardware relating to DTV; sales and after sale services of self- manufactured products; carrying out network projects; and providing related consulting, technical, repair and maintenance services. AGL is the sole contractor providing support services for the operation of DTV in Nanhai, located in Guangdong Province, a city with over 410,000 residential and commercial cable television subscribers.

On February 6, 2004, the Company signed a 20-year Co-operative Agreement for Total Migration into the DTV System for the Nanhai District and subsequently signed a supplementary agreement on July 8, 2005 (collectively, the “Cooperative Agreements”) with the Nanhai Network Company, a city-owned cable network operator located in Guangdong Province. Pursuant to the Co-operative Agreements, the Company is responsible for migrating all cable television subscribers in Nanhai from an analog to a digital system (“Migration”) by the end of 2007. Owing to the technical issue of the local network upgrade by Nanhai Network Company, the Migration completion date has been re-scheduled to the end of 2008. The Company entered into two supplementary agreements with the Nanhai Network Company in May and December 2007, pursuant to the Co-operative Agreements, for re-scheduling the Migration completion date to the end of 2008.

According to the Co-operative Agreements, AGL is entitled to share the subscription fees paid by all cable television subscribers as well as paid by DTV subscribers for additional services, including pay-TV services, and to receive the subscription fee for any additional STBs purchased by subscribers.

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

During 2007, the Company entered into an agreement with the Nanhai Network Company to obtain a more favorable DTV basic subscription fee income sharing plan in exchange for setting aside a certain portion of trade receivable balance due from Nanhai Network Company from the current balance.  Such portion is to be amortised over 15 years annually and evenly out of the increased fee income after the expected upward price adjustment for DTV basic subscription fee implemented in 2008.  The said portion is being treated as long term asset in the financial statements as of December 31, 2007.

On August 23, 2006, the Company entered into a Subscription Agreement and Cooperation Agreement (the “Agreement”) with Manta Finance Limited for the subscription of a 20% equity interest in Arable Media Limited, a wholly owned subsidiary of Manta Finance Limited. On May 21, 2007, Company entered into a Share Purchase And Transfer Agreement (the “2nd Agreement”) with Lippo Star Investment Limited for acquiring 80% equity interest in Arable Media Limited via Maxcomm Limited where the only asset of Maxcomm Limited is the equity interest in Arable Media Limited. Arable is engaged in the business of developing middleware software and applications for digital TV STB similar to those deployed by the Company in its digital roll-out program in the City of Nanhai. The Company believes that Arable could assist in developing customized applications on the digital STB for DTV subscribers which could provide new sources of revenue from existing customers in Nanhai and other cities.

Arable GZ is engaged in research and development, sales and marketing of STB Middleware in China.

Migration to DTV Service
The Company has migrated approximately 56,000 subscribers in 2007 totaling about 276,000 subscribers to the DTV system as of December 31, 2007, and the Migration is expected to be completed by 2008.

Basic Services
Basic service is available to all cable television subscribers, consisting of 48 channels of programming. This service comprises programming provided by national television networks, provincial and city television stations, and one channel provided by AGL.

Value Added Packages (VAP)
The broadcast system that decrypts the signal for the Company’s STB and appropriate smart cards can carry up to 800 digital channels of pay-TV programs and value added multimedia services. Currently, the services consist of 144 channels, including a 49-channel basic package and 95 pay channels bundled into various value added packages, including 3 high definition channels, movie, life & leisure, sports, drama and family.

Addition STB
In the city of Nanhai, each household has more than two television sets on average.  DTV subscribers can buy an additional STB from AGL for their other television sets and pay a subscription fee for the additional STB.

Value Added Services (VAS)
During the second quarter of 2007, the Company launched the first value added service through the DTV platform: a real time stock information system.  The subscribers can subscribe to receive the real time stock information for the Chinese companies which are listed in the Chinese stock market (namely “A” shares and “B” shares) with charts, analysis and related information on the television set through the Company’s developed middleware platform.

Other Revenue Sources
AGL also generates revenues from installation services, through the sale of additional STB and reconnection services.

IP based STB
The Company deploys an IP (Internet Protocol) based STB which is integrated with new middleware applications, JAVA Runtime and XML browser, developed by Arable. The Company believes the advanced STB will enable the Company to provide additional value added services that can be deployed in the future; such as targeted advertising, interactive TV programs, online shopping, console games, stock trading and interactive education services. The Company is currently negotiating partnerships with various vendors to provide interactive services, transforming a television set into an interactive multimedia platform.

Customer and Technical Service
The operating support system, which is developed by AGL’s software team, manages all operating processes including technical support to customers, database management, billing services, inventory control, sales support, and call center services. AGL’s call center provides 24/7 call answering capability and other technical support services. The call center handled over 360,000 enquiries in 2007.

Sales, Marketing and Advertising
AGL has 86 persons in the sales and customer services team.  The Company sells services through direct customer contact, retail outlets, door-to-door selling, television advertising and road show promotion.

Technology Development
From time to time, AGL works closely with our technology partners to develop new technologies and additional features in order to improve and enhance our operations and services. Since 2006, the Company has partnered with Arable to design middleware for additional functions and applications for the digital STB.  Arable GZ was established to provide local support on STB middleware to AGL, and further develop the China market.

Television Channel Management and Advertising Sales

M-Rider is a wholly owned subsidiary of the Company and a limited liabilities company registered in China.  M-Rider is an advertising sales agent principally engaged in media planning, production, and distribution of advertisement through television channels and related consulting services.

During the year of 2007, M-Rider provided consultation to AGL for advertising and promotion for its sales of additional STB, VAS, and VAP on DTV business in Nanhai.

Television Program Production and Investment

On August 19, 2007, HuaGuang sold all the interests in Guishi Digimedia and Guishi Huaguang to Guizhou Tianma Advertising Company.  HuaGuang also disposed of its investment in XiGuan Affairs in December 2007.

The Company has also made a minority investment in a television series, The Story of a Small Town.  Owing to the unsatisfactory return from this investment, its value is impaired under the Financial Statements as of December 31, 2007.

Strategic Partnership

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

Growth Opportunities

The Company believes its strengths in China’s media industry, are in the areas of cable television operational support services and digital broadcasting technology developments, and television channel management and advertising sales.

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

The Company believes that four years of experience has made it's operations and migration process efficient and effective which has created a substantial platform for the future growth in cable TV digitalization projects in other cities with a size similar to Nanhai.  The Company is exploring its ability to utilize its competitive advantages in seeking other cities, particularly in Guangdong province, to repeat its Migration model. A number of cities have expressed interest in working with the Company because of the proven skills and experiences in operation, marketing and technology, although the Company has not entered into any definitive or preliminary agreements with any cities.  The operation of a DTV service business is a business with long term stable recurring cash flow, but substantial upfront capital investment has prevented the Company from investing in other cities until additional cash flow can be generated internally or financed elsewhere.  There is no assurance that the Company will be successful in entering into new agreements for future migrations, or that the Company will be able to finance any new migrations solely from its cash flows from the Nanhai Migration.

The Company has entered into a Memorandum of Understanding (the ''MOU'') with a city owned cable network company in the western part of Guangdong province to implement a digital TV digitalization project during the year.

Pursuant to the MOU, the Company will invest in digital TV set top boxes to convert all subscribers in the city from analog into digital TV broadcasting whereas the cable network company will upgrade its cable network into 2-way capable. Both parties agree to develop business plans on the digital TV platform, broadband Internet and other value added services to be deployed into the market.

Apart from signing up additional Migration business, the Company will focus on developing and providing value added services through the STB to DTV subscribers.  Currently, a number of applications are on trial and such services are expected to be available in coming months, which the Company believes will drive its growth organically.

Once the migration program is fully completed, income from additional STB sales as well as its subscription fee, VAS subscription fee and advertising income are expected to be increased.  Accordingly, the profitability of our DTV business is expected to be improved.

Growth Strategies

DTV business

The Company has established a successful and profitable model for the DTV services in Nanhai. For the near term, the Company’s strategy is to sign additional Migration business to drive growth. In the mid or longer term, the Company’s strategy is to use cash flow generated from existing operations to invest and to replicate its business model in DTV services and provision of VAS through the digitalized STB in other cities or provinces in China.

We will continue to explore opportunities for development of migration projects in other cities in Guangdong Province.  We may utilize future positive cashflow generated from the Nanhai DTV to be used for the upfront investment to the new projects.

Middleware and VAS business

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

We started our STB middleware development a few years ago with the commencement of our Nanhai business operation. This middleware has proved to be successful and to work smoothly on our STB. We have noticed that the demand for STB middleware in China keeps increasing where the supply is limited. We believe we could provide our middleware technique to other customers across China. We believe this could become one of our main businesses in near future.

Our Nanhai cable partner is also working on the upgrade of their cable network to a two-way system which is also expected to be completed shortly. Such upgrade would enable us to offer various kinds of VAS to our cable subscribers. Provision of VAS is expected to become one of our core businesses in the mid-term.

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

Competition

Cable Television Operational Support Services and Digital Broadcasting Technology Development

In China, television broadcasting has been the vehicle for the government to distribute information to the public. While government officials intend to control and monitor the content to be delivered through other broadcasting systems, the exertion of control on other broadcasting systems may not be as dominant as it is for television.  In the forseeable future, the Company believes government officials will continue imposing tight control on distribution of content through the cable television network.  In order to enhance and effectively control the distribution of content, the Company believes government officials will plan to fully convert the current analogue television broadcasting signal into digital signal, and cable television will remain as the major form of delivery for television programming in China in the coming years although there will be competition from satellite, IP television and other media.

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

The Company commenced operations in early 2005, and as such, the Company has had a limited history on which an investor may evaluate the Company’s operations.  The Company had revenues of $7.9 million (restated), $14.9 million (restated) and $7.5 million for fiscal years 2005, 2006 and 2007 respectively.  The Company had net income of $3.1 million, net loss $0.2 million (restated) and net loss $4.1 million (restated) for fiscal years 2005, 2006 and 2007 respectively.  Any investment in the Company should be considered as a high risk one because the investor will be placing funds at risk in an unseasoned early stage company with unforeseen costs, expenses, competition and other problems to which such companies are often subject.

The Company’s cable television migration operations require the Company to incur significant upfront costs to supply customers with set-top-boxes, recovery of which would be better managed if the Company is able to sell customers sufficient number of value-added services or additional set-top-boxes.

The Company’s agreement with the Nanhai Network Company provides that the Company migrates all cable TV subscribers in Nanhai from an analog signal to a digital signal by the end of 2007.  In order for the Company to maintain a more stable liquidity, the Company must also sell to subscribers’ additional value-added services or  additional STB, in addition to receiving portions of subscription fees from the Nanhai Network Company.  If a sufficient number of subscribers do not purchase additional value-added services or additional STB from the Company, the Company may not be in a position to offset the initial cost for providing the STB in a timely manner.

The Company’s business plan requires substantial capital and there is no assurance that the Company will be able to raise such capital.

The Company’s goal is to expand the Company’s operation by entering into new cable television digitization migration agreements with new cities similar to its arrangement with Nanhai which requires a significant amount of capital. In particular, in order to perform cable television migrations in other cities, the Company is required to provide STB for subscribers if similar terms to the Nanhai one are provided. A significant amount of additional capital is required to provide the boxes to subscribers by the Company. The Company does not have any commitments for funding at this time, and additional funding may not be available to the Company in the future on favorable terms, if at all.

A substantial portion of the Company’s accounts receivable is with the Nanhai Network Company.

Approximately 99% of the Company’s accounts receivables are with the Nanhai Network Company in connection with the cable television digitization migration being performed by the Company. These receivables are paid to the Company based on a schedule with the Nanhai Network Company. Although the Company has no reason to believe that these receivables will not be paid in a timely manner, if the Nanhai Network Company is to delay its payment to the Company or be unable to pay the monies due to the Company, the Company’s high concentration of credit risk may cause financial difficulties and may cause the Company to become unable to fulfill the payment obligations to the Company’s vendors.

The Company’s revenue recognition in connection with the Company’s cable television migration project occurs substantially in advance of the Company’s cash receipts from the migration project.

The Company recognizes revenues from the Company’s cable television migration project in Nanhai on a monthly basis.  However, subscribers pay their subscription fees to the Nanhai Network Company on a quarterly basis, and the Company receives their portion of the fees after a certain period which could be as long as six months. As such, there is a considerable delay between the Company’s recognition of revenues and the cash receipts on such revenues.

The Company’s success will depend on public acceptance of cable services in China.

The Company’s future results of operations will depend substantially upon the increased acceptance of pay-TV programs, such as premium channels, and value added services in China.

The Company is dependent on three suppliers for the Company’s set-top-boxes and smart cards.

The Company’s cable television digitization migration process requires the Company to supply subscribers with STB and smart cards. Currently, the Company relies on three suppliers for the Company’s STB and smart cards. If any of these suppliers is unable to produce STB or smart cards to the Company on a timely basis and in a cost effective manner, the Company’s ability to complete the cable television digitization migration plan in Nanhai or in other cities on schedule would be adversely effected.

If there is an upward price adjustment during 2008 of DTV basic subscription fee, there will be no assurance for the government grant to be received in 2008 as well.

The price increase in general is approved by the local government.  If there is a price increase on DTV basic subscription fee, the revenue of the Company will be increased too. Such increase in revenue will be an additional income to the existing level of income. Therefore, it will be treated as a substitute of the government grant by the local authority. If the loss of government grant is higher than the amount of additional revenue received in 2008, the financial results to the Company may be adversely affected.

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

The Company’s future success and competitive position depends to a significant extent upon the Company’s proprietary technology, specifically the technology included in the Company’s set-top-box. The Company will be required to expend substantial funds for and commit significant resources to conducting research and development activities, the engagement of additional engineering and other technical personnel, and the enhancement of design and manufacturing processes and techniques. There can be no assurance that any new STB will receive or maintain customer or market acceptance. If the Company is unable to design and manufacture new STB on a timely and cost-effective basis, such inability could have a material adverse effect on the Company’s business, financial condition, results of operations and liquidity.

The Company’s business operations may be affected by legislative or regulatory changes in China.

Changes in laws and regulations governing the content of advertising, business licensing or otherwise affecting the DTV business, including the content of TV programs and value added services, in China may also have adverse impact on the Company’s results of operations, business or prospects.

The Company has reserved a significant number of shares of its common stock for issuance upon the exercise of warrants and upon the conversion of debentures.  The issuance of these shares will have a dilutive effect on the common stock and may lower the Company’s stock price.

During the year of 2006, the Company issued warrants to purchase an aggregate of 17,222,205 shares of our common stock and issued convertible debentures which may be converted into an aggregate of 6,888,882 shares of common stock. The exercise prices on these warrants range from $0.80 per share to $2.25 per share, and the conversion price of the debentures is $0.45 per share.  If issued, the shares underlying the warrants and debentures would increase the number of shares of common stock currently outstanding and will dilute the holdings and voting rights of the Company’s then-existing shareholders.  One of the debenture holders converted an amount of $135,000 debenture to common stock in December 2007.

The Company’s Chairman controls a substantial portion of the outstanding common stock, and as long as he does, he may be able to control the outcome of stockholder voting.

Mr. Daniel Ng, the Company’s Founder, Chairman, President and CEO, is the beneficial owner of approximately 41.0% of the outstanding shares of the Company’s common stock. As long he owns a significant percentage of common stock, the Company’s other shareholders may be unable to affect or change the management or the direction of the Company without his support.  Mr. Ng will be able to exert significant influence over the outcome of all corporate actions requiring stockholder approval, including the election of directors, amendments to the Company’s articles of incorporation and approval of significant corporate transactions.

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

The PRC’s economic, political and social conditions, as well as government policies, could affect the Company’s business. China has been one of the world’s fastest-growing economies. However, there is no assurance that such growth will be sustained in the future. If in the future China’s economy experiences a downturn or grows at a lower rate than expected, there could be a drop in demand in the Company’s markets.

If the PRC imposes restrictions to reduce inflation, future economic growth in the PRC could be severely curtailed which could lead to a significant decrease in profitability.

While the economy of the PRC has experienced rapid growth, this growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in supply of money and rising inflation. In order to control inflation in the past, the PRC has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. If similar restrictions are imposed in the future, it may lead to a slowdown of economic growth and diminish the interest and demand for the Company’s services and products, leading to a decline in profitability.

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

The Company prepares its financial statements in United States dollars, but payroll and other costs of non-United States operations will be payable in foreign currencies, primarily Renminbi. To the extent future revenue is denominated in non-United States currencies, the Company would be subject to increased risks relating to foreign currency exchange rate fluctuations that could have material adverse effect on the Company’s business, financial condition and operating results. The value of Renminbi against the United States dollar and other currencies may fluctuate and is affected by, among other things, changes in monetary policy, political and economic conditions of the Mainland Government. As the Company’s operations are in China, any significant revaluation of the Renminbi may materially and adversely affect the Company’s cash flows, revenues and financial condition. For example, to the extent that the Company needs to convert United States dollars into Renminbi for the Company’s operations, appreciation of this currency against the United States dollar could have a material adverse effect on the Company’s business financial condition and results of operations for the exchange loss incurred. Conversely, if the Company decides to convert Renminbi into United States dollars for other business purposes whereas the United States dollar appreciates against this currency, less United States dollar would be converted which also results in a foreign exchange risk. The Chinese government recently announced that it is pegging the exchange rate of the Renminbi against a number of currencies, rather than just the United States dollar. Fluctuations in the Renminbi exchange rate could adversely affect the Company’s business.

ITEM 2. Properties

The Company leased offices for its following subsidiaries: (1)AGL, with about 1,188 square meters for operation and paid total rent of $49,051 for year 2007 under lease term expiring on January 2014, and with 184 square meters and paid rent of $6,330 for year 2007 under lease term expired on June 2007; (2) AGL Nanhai, with 1,045 square meters for operation and paid total rent of $33,049 for year 2007 under lease term expiring on March 2009; (3) M-Rider,  with 613 square meters and paid total rent of $7,271 for year 2007 under lease term expired on December 2007 and with 18 square meters and paid total rent of $937 under lease term expiring on January 2014;(4) HuaGuang, with 45 square meters and paid total rent of $2,132 for year 2007 under lease term expiring Jan 2014; and  (5) Arable GZ, with 52 square meters and paid total rent of $1,371 for year 2007 under lease term expiring on July 2011.  The Company also leased seven staff quarters with total area of 770 square meters and paid total rent of $14,722 for year 2007 under various lease terms expiring through March to September 2008.

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

The Company has made a settlement offer to the plaintiff of an amount equal to $9,000, and is awaiting the plaintiff’s response.  As part of any settlement, the Company will insist upon the execution and delivery of a binding release of all claims in favor of the Company. The Company has accrued $9,000 as at December 31, 2007.

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

Quarter Ended                       Low      High

03/31/06                                   1.45      1.50
06/30/06                                   0.94      0.99
09/30/06                                   0.60      0.65
12/31/06                                   0.60      0.62
03/31/07                                   0.48      0.481
06/30/07                                   0.42      0.49
09/30/07                                   0.22      0.24
12/31/07                                   0.24      0.26

The above stock prices have been retroactively adjusted in the above table to reflect a 100 for 1 reverse split in 2005.

(b) Holders. The approximate number of holders of record of the Company's Common Stock was 108 in certificate form and over 2,120 shareholders deposit their shares with the clearing house according to the NOBO list provided by Broadridge Financial Solutions, Inc as of December 31, 2007.

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

Unregistered Sales of Equity Securities

During the quarter ended December 31, 2007, the Company issued 550,000 restricted shares to consultants as payment for their services.  The shares were issued at a price of $0.45 per share, and we believed the issuance to be exempt pursuant to Regulation S under the Securities Act of 1933, as amended.

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

Overview

During the year ended December 31, 2007, the Company acquired another 80% of Arable, and now beneficially owns 100% of Arable, to strengthen the Company’s capabilities in developing customized applications for DTV subscribers.

During 2007, the Company reported a revenue of $7,480,453 (2006 restated: $14,872,682), a decrease of 49.7% as compared with last year, and a net loss of $4,094,935 (2006 restated loss: $158,751).

The Company’s business plan is to complete the DTV migration program in Nanhai. The Company will continue to focus its resources toward replicating its successful migration model to other cities of China, while seeking opportunities to alliance with strong strategic partners.

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

Principles of consolidation

The accompanying 2007 consolidated financial statements include the financial statements of CDMC and its 100% owned subsidiaries CDHL, AGL and its Nanhai Branch, Maxcomm, Arable, Arable GZ, M-Rider and Digimedia Shenzhen, and its 100% variable interest entity in HuaGuang.

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

Depreciation of STB

As required by SAB11:B, depreciation and amortization for property and equipment directly attributed to the generation of revenue was classified under “Cost of Sales”. Accordingly, depreciation of STB and smart cards of the Company in 2007 for the amount of $3,023,468 was included in “Cost of Sales”. To conform with the current account presentation, the depreciation of STB in 2006 of $2,450,739 previously classified as “Selling, General and Administrative expenses” is now included in “Cost of Sales”.

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

Government grant

The local government of Nanhai City also approved a grant of Rmb10,000,000 each year for five years commencing in 2004 to finance the purchase of STBs and smart cards for sale and lease to subscribers. The grant is recognized as revenue on a straight line basis.  As of December 31, 2007 and 2006, the Company received $1,317,992 and $1,276,976 of government grant respectively.  There is a possibility the government grant in 2008 may not be received owing to an expected upward price adjustment of  DTV subscription fee, which would reduce the government grant.

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

Supplier rebate

Rebate or refund received by the Company from its supplier, either in cash or trade discount, will be considered as an adjustment of the prices of the supplier’s products purchased by the Company. Therefore, it will be characterized as (a) a reduction of cost of sales for subsequent selling of the products by the Company; or (b) a reduction of Property and Equipment for products booked as fixed assets of the Company and subject to depreciation in line with the depreciable life of the relevant products; or (c) a reduction of Inventories for products maintained in stock.

Restatement of financials for the year ended December 31, 2006

For the year ended December 31, 2006, the Company had recorded in its Statements of Operations interest expenses of $2,072,721, which included $15,003 in 4% debenture interest expense and $2,048,889 in interest on beneficial convertible feature of the convertible note for the year 2006.

The Company issued a total of $3.1 million in eighteen months 4% interest bearing convertible debentures in November and December 2006.  In accordance with SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” and SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, the convertible feature of such debenture gives rise to a debenture interest cost in additional to the annual interest expense payable and a discount to the face value of these debt instruments. In the financial statements for the year ended December 31, 2006, The Company did not (1) account for such interest costs amounting to $2,295,741; (2) account for the discount amounting to $3,100,000; (3) did not amortize the discount of $3,100,000 over the term of the instruments which amounted to $246,852; and (4) did not classify these liabilities as long-term liabilities.

During the preparation of the Form 10-KSB for fiscal 2007, the Company became aware of such accounting requirements and classifications.  The Company has had discussions with its independent accountants and has agreed to apply the accounting treatment in recording the interest costs and discount out of the convertible feature of the debenture and reclassify the debentures as long-term liabilities.

Accordingly, the convertible debenture interest costs have been booked and shown as interest expenses.  The discount to the face value of the debentures were recognized and amortized over the term of the debentures. The unamortized portion of the discount was netted off against the convertible debentures and classified under long term liabilities. The Company’s net income in the fiscal year of 2006 was reduced by $2,295,741 and the debentures were classified as long-term liabilities.  There was no impact to the Company’s previously reported revenue, cash and cash equivalents. The accounting effect was also discussed in the Company’s Form 8-K filed on March 27, 2008.

The financial statements for the year ended December 31, 2006 have been restated to record the debenture interest costs and discount out of the convertible feature of the debentures issued in November and December of 2006 and to reclassify the debentures as long-term liabilities. The accounting treatment and reclassification resulting in this restatement is in accordance with SFAS No. 107 and 133.

As the convertible debentures were issued in November and December 2006, no restatement of the financial statements is required prior to that period. However, the restatement will affect the financial statements for the year ended December 31, 2006, and for the fiscal quarters ended March 31, 2007, June 30, 2007, and September 30, 2007. Accordingly, such financial statements should no longer be relied upon.

Net income impacts on each prior period are shown below:

Fiscal Quarter ended	Decrease in Net Income	Cumulative effect of the change of retained earnings
December 31, 2006	2,295,741	(2,295,741)
March 31, 2007	516,666	(2,812,407)
June 30, 2007	516,666	(3,329,073)
September 30, 2007	516,667	(3,845,740)

The restated financial statements of the Company for the year ended December 31, 2006 are shown in the notes to the Company’s Consolidated Financial Statements included in Part II, Item 7 of this Report.

Financial review of the Company for the year 2007:

Selected financial data
	Year Ended December 31
	2007	2006
		(Restated)
Net sales	$7,480,453	$14,872,682

Net income	(4,094,935)	(158,751)

Net income per share –basic (two classes method)	(0.11)	(0.00)

Net income per share -fully diluted (two classes method)	(0.11)	(0.00)

Weighted average shares outstanding – basic	37,725,894	31,312,535

Weighted average shares outstanding - fully diluted	37,725,894	31,312,535

Total assets	29,057,363	25,090,389
	(8,114,014)	1,515,234
Working Capital (Deficit)

Stockholders' equity	16,811,326	15,382,496

No dividends have been declared or paid for any of the periods presented

CONSOLIDATED RESULTS OF OPERATIONS

Statements of Operations Items:

Sales

Sales for the fiscal year ended December 31, 2007 were $7,480,453 as compared to $14,872,682 for the fiscal year ended December 31, 2006, a decrease of $7,392,229 or 50%.   The decrease in sales was due to: (1) the reduction in TV advertising sales after the Company decided to discontinue its agreement to act as the sole advertising agent of a TV channel in Guangzhou during 2007 as such operations had shown during 2006 not to be profitable; and (2) reduction in STB installation fee income as a result of a change in the Government’s policy which provided for the suspension of charging service fees to DTV subscribers on STB installation enforced by the local Government.

The total number of DTV subscribers increased by 24,921 to 245,352 by the end of 2007.  Sale of additional STB in 2007 was increased by 10,576 to 45,051, an increase of 31% as compared with last year, representing approximately 18% of total DTV subscribers in Nanhai.  The number of value added package subscriptions increased by 14,130 to 33,741 in 2007, representing approximately 14% of total DTV subscribers in Nanhai.  The digitalization project will continue in 2008 and the Company expects that revenue from DTV business will grow as a result of the completion of migration process in 2008.

Gross Margin

Due to the impairment loss on investment in television series, gross profit margin decreased from 38% in 2006 to 36% in 2007, and the gross profit amount decreased by $2,931,416 from last year.

Expenses

Selling, general, administrative and depreciation and amortization expenses for the fiscal year ended December 31, 2007 increased by $1,952,821 or 68% to $4,825,106, in comparison with the last fiscal year ended December 31, 2006.  The increase was mainly due to the increase in business activities to support increased TV subscription revenue, R&D expenditure for STB middleware $763,231 (2006: Nil), and provision for doubtful debt on advertising customers $1,306,959 (2006: $200,652) for those who had financial difficulty in repaying their debts in short term, which are offset by the decrease in advertising related expenses owing to detraction of advertising sales activities.

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), “Accounting for Income Taxes.” A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carry forwards.

Income (Loss) from Discontinued Operation

Income (Loss) from discontinued operation in the statement of operation represents the shareholders’ share of an operating result in Guishi Digimedia, a 51% subsidiary, and Guishi Huaguang, a 49% affiliate, being disposed of during the period.  For the year ended December 31, 2007, we recognized the income from the discontinued operation of $327,083.

Net Income

The Company had net loss of $4,094,935 (2006 loss: $158,751) or $0.12 loss per common share for the year ended December 31, 2007, an increase of net loss $3,936,184 as compared with last year. The increase in net loss was due to drop in gross profit $2,931,416, and the increase in doubtful debt provision, R&D expenses and the amortization of convertible debt discount.

Balance Sheet Items:

Current Assets

Current Assets of the Company decreased by $7.4 million to $3.5 million as at December 31, 2007. As the Company utilized most of its cash on DTV migration, it has maintained a low level of cash balance of $0.3 million as at December 31, 2007, a decrease of $0.1 million from December 31, 2006. Accounts Receivable decreased by $8 million in 2007, of which $7.8 million attributable to the Accounts Receivable from Nanhai Network Company is classified as long term according to an agreement for the $7.8 million balance to be repayable over 15 years by this company.

Intangible Assets

Intangible assets increased by $3.9 million during 2007, which is the goodwill generated from the acquisition of Maxcomm.

Property and Equipment, Net

The net increase in property and equipment of the Company of $1.1 million in 2007 mainly represented purchase of STB for migration in 2007.

Current Liabilities

Current Liabilities of the Company have increased by $2.2 million to $11.6 million as at December 31, 2007. The increase was mainly attributable to the accounting treatment for reinstating the debenture costs out of the convertible feature.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past two years.

Trends, Events, and Uncertainties

The Company believes that the demand for its DTV services is stable as cable television service in Nanhai is monopolized by the local television bureau.  The increase of the number of DTV subscribers depends on the digitalization schedule.  The increase of subscribers is dependent on our migration plan and the rate of increase of residents in Nanhai.

On the technology side, the Company is not certain about the impact of technological changes on its business as such development in IPTV, satellite and terrestrial broadcasting.  However, assuming the Company has sufficient cash resources, the Company intends to continue to put more resources in research and development in order to catch up with the technological development especially with a focus on DTV related businesses.

In advertising sales, the Company plans to enter into more exclusive television channel arrangements in order to increase its sales volume and try to boost its advertising rate.  The Company expects that revenue will increase as the 2008 Olympic Games hosted by the PRC in Beijing approach.  The Company, however, has a concern that the cost to obtain exclusive television channel arrangements will escalate since the PRC is opening its advertising market to foreign investors.

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

Liquidity and Capital Resources

On December 31, 2007, the Company had cash of $334,410 and a working capital deficit of $8,114,014.  This compares with cash of $402,591 and a working capital surplus of $1,515,234 at December 31, 2006.

Operating activities had a net surplus of cash in the amount of $1,398,695 during the year, reflecting an excess of revenues over operating expenditures.

Net cash used in investing activities for the fiscal year ended December 31, 2007 was $3,241,369 as compared with net cash used in investing activities of $6,711,667 for the fiscal year ended December 31, 2006. The decrease in net cash used in investing activities was due to the drop in purchases of STBs for migration purpose, and fund provided by the disposal of investment in subsidiaries during the year.

Net cash provided by financing activities for the fiscal year ended December 31, 2007 was $1,234,427. The majority of net cash provided by financing activities was raised through a major shareholder and proceeds from stock issue in private placement.

We continued to receive cash from Nanhai Network Company according to the project schedule and DTV migration plan. The Company's investment in STBs and smart cards remained the substantial accounts payable at the year end of 2007. For further business expansion and acquisition, the Company is considering various financing methods for funding, although there is no assurance that the Company will be able to raise additional funding on favorable terms, if at all.

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

The Company issued a total of $3.1 million in convertible debentures in November and December 2006, which debentures will mature in May 2008.  Due to the Company’s current financial situation with most of the Company’s cash being utilized to make the upfront investment for the Migration, the Company may not have enough cash to repay the debentures.  The Company intends to negotiate with the debenture holders to refinance or otherwise satisfy the debentures.  However, as of the date of this report, the Company does not have any agreements or understandings in place with the debenture holders, and there is no assurance that the Company will be able to refinance or otherwise satisfy the debentures prior to May 2008.

ITEM 7. Financial Statements

CHINA DIGITAL MEDIA CORPORATION
AND SUBSIDIARIES

Jimmy C.H. Cheung & Co Certified Public Accountants (A member of Kreston International) Registered with the Public Company Accounting Oversight Board

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

China Digital Media Corporation

We have audited the accompanying consolidated balance sheets of China Digital Media Corporation and subsidiaries as of December 31, 2007 and 2006 (restated) and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the years ended December 31, 2007 and 2006 (restated). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Digital Media Corporation and subsidiaries as of December 31, 2007 and 2006 (restated) and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 (restated), in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 24 to the consolidated financial statements, the Company had a net loss of $4,094,935, an accumulated deficit of $970,704 and a working capital deficiency of $8,114,014.  These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning this matter are also described in Note 24.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2, the Company restated its consolidated financial statements for the year ended December 31, 2006.

JIMMY C.H. CHEUNG & CO

Certified Public Accountants

Hong Kong

Date:  February 26, 2008

1607 Dominion Centre, 43 Queen’s Road East, Wanchai, Hong Kong
Tel:  (852) 25295500   Fax:  (852) 28651067
Email: jimmycheung@jimmycheungco.com
Website:  http://www.jimmycheungco.com

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
		(Restated)
CURRENT ASSETS
Cash and cash equivalents	$334,410	$402,591
Accounts receivable, net of allowances	1,851,193	9,827,678
Inventories, net	781,561	475,481
Other receivables and prepaid expenses	500,229	187,818
Value added taxes recoverable	45,530	63,210
Total Current Assets	3,512,923	10,956,778

ACCOUNTS RECEIVABLE, long term portion	7,781,997	-
INTANGIBLE ASSETS	4,320,924	392,521
INVESTMENTS IN TELEVISION SERIES, NET	-	616,277
INVESTMENTS IN AFFILIATES	-	528,581
PROPERTY AND EQUIPMENT, NET	13,193,066	12,129,494
DEFERRED TAX ASSET	123,982	-
OTHER ASSETS	124,471	466,738
TOTAL ASSETS	$29,057,363	$25,090,389

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Convertible debentures, net of discount	$2,212,631	$-
Accounts payable	5,109,728	5,968,778
Other payables and accrued liabilities	707,932	753,292
Due to a stockholder	384,581	-
Due to a director	241,239	84,656
Due to related companies	730,831	380,486
Business and other taxes payable	157,646	299,532
Income tax payable	2,082,349	1,954,800
Total Current Liabilities	11,626,937	9,441,544

LONG TERM LIABILITIES
Accounts payable	619,100	-
Convertible debentures, net of discount	-	246,852
	619,100	246,852

TOTAL LIABILITIES	12,246,037	9,688,396

MINORITY INTERESTS	-	19,497

STOCKHOLDERS' EQUITY
Series A convertible preferred stock ($0.001 par value, 40,000,000 shares authorized, 1,875,000 shares issued and outstanding as of December 31, 2007 and 2006)	1,875	1,875
Common stock ($0.001 par value, 500,000,000 shares authorized, 42,117,057 and 31,602,365 shares issued and outstanding as of December 31, 2007 and 2006 respectively)	42,117	31,602
Additional paid-in capital	14,836,639	10,812,806
Deferred stock compensation	(21,200)	(84,800)
Retained earnings
Unappropriated	(970,704)	3,688,643
Appropriated	1,521,997	957,585
Accumulated other comprehensive gain (loss)	1,400,602	(25,215)
Total Stockholders' Equity	16,811,326	15,382,496

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$29,057,363	$25,090,389

The accompanying notes are an integral part of these consolidated financial statements.

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended December 31,
	2007	2006
		(Restated)
NET SALES
Revenue from digitalization of television signals	$5,714,471	$7,214,110
Revenue from television advertising	384,423	6,061,743
Revenue from software development	63,567	51,688
Revenue from investments in television series	-	268,165
Government grant received	1,317,992	1,276,976
	7,480,453	14,872,682
COST OF SALES
Cost of Sales - digitalization of television signals	(560,086)	(1,009,846)
Depreciation - digitalization of television signals	(3,023,468)	(2,450,739)
Cost of Sales - television advertising	(428,234)	(5,619,792)
Cost of Sales - investment in television series	(790,515)	(182,738)
	(4,802,302)	(9,263,115)
GROSS PROFIT	2,678,151	5,609,567

OPERATING EXPENSES
Selling, general and administrative expenses	(4,725,186)	(2,770,387)
Depreciation and amortization	(99,920)	(101,898)
Total Operating Expenses	(4,825,106)	(2,872,285)

(LOSS) INCOME FROM OPERATION	(2,146,955)	2,737,282

OTHER INCOME (EXPENSES)
Interest income	2,629	2,882
Other income	142,370	45,670
Amortization of convertible debt discount	(2,100,779)	(246,852)
Interest expenses	(125,049)	(2,072,721)
Interest paid to related companies and directors	(17,400)	(17,257)
Loss on disposal of investment in television series	(261,187)	-
Other expenses	(35,009)	(34,292)
Total Other Expenses, net	(2,394,425)	(2,322,570)

NET (LOSS) INCOME BEFORE TAX	(4,541,380)	414,712

Income tax benefit (expense)	119,362	(468,980)

NET LOSS FROM CONTINUING OPERATIONS	(4,422,018)	(54,268)

DISCONTINUED OPERATIONS
Equity loss of affiliates	(14,391)	(1,886)
Net loss from subsidiary	-	(102,597)
Gain on disposal of subsidiary	255,415	-
Gain on disposal of affiliate	86,059	-
INCOME FROM DISCONTINUED OPERATIONS	327,083	(104,483)

NET LOSS	$(4,094,935)	$(158,751)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	1,425,817	13,491

COMPREHENSIVE LOSS	$(2,669,118)	$(145,260)

Net loss per share-basic - two classes method
- From continuing operations	$(0.12)	$(0.00)
- From discontinued operations	0.01	(0.00)

Net (loss) income per share-diluted
- From continuing operations	$(0.12)	$(0.00)
- From discontinued operations	0.01	(0.00)

Weighted average number of shares outstanding during the period - basic	37,725,894	31,312,535

Weighted average number of shares outstanding during the period- diluted	37,725,894	31,312,535

The accompanying notes are an integral part of these consolidated financial statements.

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

							Restated		Restated
							(Note 2)		(Note 2)
	Series A Convertible	Preferred Stock	Series B Convertible	Preferred Stock	Common	Stock	Additional	Deferred	Unappropriated	Appropriated	Accumulated other		Comprehensive
							paid-in	stock	retained	retained	comprehensive		(Loss)
	Shares	Amount	Shares	Amount	Shares	Amount	capital	compensation	earnings	earnings	loss	Total	Income

Balance at December 31, 2005	1,875,000	$1,875	-	$-	31,039,676	$31,040	$4,907,679	$(50,433)	$3,848,637	$956,342	$(38,706)	$9,656,434

Stock issued for placement	-	-	-	-	310,000	310	387,190	-	-	-	-	387,500
Stock issued for services	-	-	-	-	2,381	2	2,998	-	-	-	-	3,000
Stock issued for oustanding participation costs in the production of a televsion series	-	-	-	-	335,308	335	565,665	-	-	-	-	566,000
Stock issued for services	-	-	-	-	40,000	40	46,360	-	-	-	-	46,400
Stock issued for services	-	-	-	-	30,000	30	29,970	(26,667)	-	-	-	3,333
Stock issued for services	-	-	-	-	30,000	30	20,370	(18,133)	-	-	-	2,267
Repurchase of stock	-	-	-	-	(310,000	(310)	(387,190)	-	-	-	-	(387,500)
Stock issued for services	-	-	-	-	60,000	60	44,940	(40,000)	-	-	-	5,000
Stock issued for services	-	-	-	-	15,000	15	10,485	-	-	-	-	10,500
Stock issued for services	-	-	-	-	50,000	50	35,450	-	-	-	-	35,500
Amortization on stock compensation	-	-	-	-	-	-	-	50,433	-	-	-	50,433
Adjustment for convertible debenture interest	-	-	-	-	-	-	5,148,889	-	-	-	-	5,148,889
Net income for the year	-	-	-	-	-	-	-	-	(158,751)	-	-	(158,751)
Foreign currency translation gain	-	-	-	-	-	-	-	-	-	-	13,491	13,491
Transferred to statutory surplus reserve	-	-	-	-	-	-	-	-	(1,243)	1,243	-	-
Comprehensive income	-	-	-	-	-	-	-	-	-	-	-	-	(145,260)

Balance at December 31, 2006 restated	1,875,000	1,875	-	-	31,602,365	31,602	10,812,806	(84,800)	3,688,643	$957,585	$(25,215)	$15,382,496

Stock issued for acquisition	-	-	-	-	10,000,000	10,000	3,750,000	-	-	-	-	3,760,000
Stock issued for private placement	-	-	-	-	550,000	550	249,450	-	-	-	-	250,000
Cancellation of stocks	-	-	-	-	(335,308	(335)	(110,317)	-	-	-	-	(110,652)
Stock issued for converted debenture	-	-	-	-	300,000	300	134,700	-	-	-	-	135,000
Amortization on stock compensation	-	-	-	-	-	-	-	63,600	-	-	-	63,600
Transferred to statutory surplus reserve	-	-	-	-	-	-	-	-	(564,412)	564,412	-	-
Net loss for the year	-	-	-	-	-	-	-	-	(4,094,935)		-	(4,094,935)
Foreign currency translation gain	-	-	-	-	-	-	-	-	-	-	1,425,817	1,425,817
Comprehensive loss	-	-	-	-	-	-	-	-	-	-	-	-	(2,669,118)

Balance at December 31, 2007	1,875,000	$1,875	-	$-	42,117,057	$42,117	$14,836,639	$(21,200)	$(970,704)	$1,521,997	$1,400,602	$16,811,326

The accompanying notes are an integral part of these consolidated financial statements.

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2007	2006
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,094,935)	$(158,751)
Adjusted to reconcile net loss to cash provided by operating activities:
Equity loss of affiliate	14,391	1,886
Amortization - cost of sales	-	154,838
Depreciation-cost of sales	3,023,468	2,450,739
Depreciation and amortization	99,920	132,274
Provision for doubtful debts, net	1,215,704	392,198
Gain on disposal of subsidiary	(255,415)	-
Gain on disposal of affiliate	(86,059)	-
Loss on disposal of investment in television series	261,187	-
Impairment loss of investment in television series	223,421	-
Amortization of convertible debt discount	2,100,779	246,852
Convertible debenture interest	-	2,048,889
Stock issued for services	-	106,000
Amortization on stock compensation	63,600	50,433
Minority interests	-	(131,074)
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(1,060,143)	(5,775,789)
Other receivables and prepaid expenses	624,396	562,773
Inventories	(306,080)	(80,491)
Deferred tax asset	(123,982)
Other assets	935,023	(466,738)
Increase (decrease) in:
Accounts payable	(162,510)	1,742,439
Other payables and accrued liabilities	(1,077,413)	462,636
Business and other taxes payable	(141,886)	299,532
Value added taxes payable	17,680	(79,540)
Income tax payable	127,549	536,797
Net cash provided by operating activities	1,398,695	2,495,903

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash inflow from business combination (Note 4)	61	-
Disposal of affiliates	265,924	-
Investment in affiliate	360,684	(530,467)
Disposal of subsidiary (Note 5)	87,333	-
Purchase of property and equipment	(3,955,371)	(6,181,200)
Net cash used in investing activities	(3,241,369)	(6,711,667)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related companies	350,345	162,092
Proceeds from stock issuance in private placement	250,000	-
Proceeds from convertible debentures	-	3,100,000
Minority interests	92,918	122,514
Due to a stockholder	384,581	-
Due to a director	156,583	84,656
Net cash provided by financing activities	1,234,427	3,469,262

EFFECT OF EXCHANGE RATE ON CASH	540,066	24,181

NET DECREASE IN CASH AND CASH EQUIVALENTS	(68,181)	(722,321)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	402,591	1,124,912

CASH AND CASH EQUIVALENTS AT END OF YEAR	$334,410	$402,591

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$26,133
Cash paid for income tax	$-	$-

SUPPLEMENTAL NON-CASH INFORMATION:

During the year, the Company issued 10,000,000 shares of its restricted common stock with a fair value of $3,760,000 to a third party to acquire 100% equity interest in Maxcomm.

During the year, the Company issued 300,000 shares of common stock to a debenture holder for $135,000 of convertible debentures.

On December 24, 2007, the Company received and cancelled 335,308 shares with a fair value of $110,652 as consideration for the transfer of an investment in a television series back to the producer.

The accompanying notes are an integral part of these consolidated financial statements.

CHINA DIGITAL MEDIA CORPORATION
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

CHINA DIGITAL MEDIA CORPORATION
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(continued)

On May 8, 2006, HuaGuang set up two joint ventures, namely Guizhou Guishi Digimedia Advertising Company Limited (“Guishi Digimedia”) in which HuaGuang owns 51% interest, and Guizhou Guishi Huaguang Media Company Limited (“Guishi HuaGuang”) in which HuaGuang owns 49% interest, both located in China. Guishi Digimedia was formed to provide advertising agency services whereas Guishi HuaGuang was formed to provide television programming services, both for a period of 20 years.  On August 19, 2007, HuaGuang sold its shares in Guishi Digimedia and Guishi Huaguang to Guizhou Tianma Advertising Company.

On August 23, 2006, CDHL acquired a 20% interest in Arable Media Limited (“Arable”).  Arable is engaged in the business of developing middleware software and applications for digital television STB

On May 21, 2007, CDHL acquired a 100% interest in Maxcomm Limited (“Maxcomm”), its only asset is the 80% interest in Arable.  After the completion of the acquisition, CDHL beneficially owns 100% interest in Arable.

On October 29, 2007, Arable established a wholly-owned subsidiary in the PRC, Arable (Guangzhou) Limited (“Arable GZ”).  Arable GZ is engaged in research and development, marketing and promotion of STB middleware software. Arable GZ does not have operations up to December 31, 2007.

CDMC, CDHL, AGL, HuaGuang, M-Rider, Digimedia Shenzhen, Maxxcomm, Arable and Arable GZ are hereinafter referred to as (“the Company”).

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

The accompanying 2007 consolidated financial statements include the financial statements of CDMC and its 100% owned subsidiaries CDHL, AGL and its Nanhai Branch, Maxcomm, Arable, Arable GZ, M-Rider and Digimedia Shenzhen, and its 100% variable interest entity in HuaGuang.

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

As of December 31, 2007 and 2006, the Company considers all its accounts receivable to be collectible after provision for doubtful accounts made in the financial statements.

CHINA DIGITAL MEDIA CORPORATION
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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

Depreciation of STB

As required by SAB11:B, depreciation and amortization for property and equipment directly attributed to the generation of revenue was classified under “Cost of Sales”. Accordingly, depreciation of STB and smart cards of the Company in 2007 for the amount of $3,023,468 was included in “Cost of Sales”. To conform with the current account presentation, the depreciation of STB in 2006 of $2,450,739 previously classified as “Selling, General and Administrative expenses” is now included in “Cost of Sales”.

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

The Company accounts for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 142 and 144”).  In accordance with SFAS No. 142 and 144, long-lived assets held and used by the Company are reviewed for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The management reviewed for impairment on the investment in television series and an impairment of $223,421 was recognized as cost of sales for the year ended December 31, 2007.  The Company believes that no impairment of other long-lived assets including property and equipment and goodwill exist at December 31, 2007.

(K)	Valuation of financial instruments (other than derivative financial instruments)

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

CHINA DIGITAL MEDIA CORPORATION
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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

(L)              Convertible Instruments

The Company reviews the terms of convertible debt and equity securities for indications requiring bifurcation, and separate accounting, for the embedded conversion feature.  Generally, embedded conversion features where the ability to physical or net-share settle the conversion option is not within the control of the Company are bifurcated and accounted for as a derivative financial instrument.  (See Derivative Financial Instruments below).  Bifurcation of the embedded derivative instrument requires allocation of the proceeds first to the fair value of the embedded derivative instrument with the residual allocated to the debt instrument.  The resulting discount to the face value of the debt instrument is amortized through periodic charges to the amortization of debt discount using the Effective Interest Method.

(M)	Derivative financial instruments

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow or market risks. However, certain other financial instruments, such as  warrants or options to acquire common stock and the embedded conversion features of debt that are indexed to the Company’s common stock, are classified as liabilities when either (a) the holder possesses rights to net – cash settlement or (b) physical or net share settlement is not within the control of the Company. In such instances, net – cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net – cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. These derivative financial instruments are indexed to an aggregate of 6,888,888 shares of the Company’s common stock as of December 31, 2007 and are carried at fair value of $3,100,000.
Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

(N)	Revenue recognition

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

Government grant

The local government of Nanhai City also approved a grant of Rmb10,000,000 each year for five years from  2004 to finance the conversion of television signal from analog into digital. The grant is recognized as revenue on a straight line basis.

As of December 31, 2007 and 2006, the Company received $1,317,992 and $1,276,976 of government grant respectively.

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

CHINA DIGITAL MEDIA CORPORATION
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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

(O)	Research and Development

Research and development costs related to both present and future products are expenses as incurred. Total expenditures on research and development charged to general and administrative expenses for the years ended December 31, 2007 and 2006 were $763,231 and $0 , respectively.

(P)	Income taxes

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

(Q)	Foreign currency transactions

CDMC, Arable and CDHL maintain their accounting records in their functional currencies of US$ and Hong Kong Dollars (“HK$”) respectively, whereas AGL, M-Rider, HuaGuang, and Shenzhen DigiMedia maintain their accounting records in their functional currency of RMB.

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

The financial statements of the subsidiaries (whose functional currency is HK$ or RMB) are translated into US$ using the closing rate method.  The balance sheet items are translated into US$ using the exchange rates at the respective balance sheet dates.  The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year.  All exchange differences are recorded within equity. Translation gain for the years ended December 31, 2007 and 2006 were $1,425,817 and $13,491 respectively.

(R)	Comprehensive income (loss)

The foreign currency translation gain or loss resulting from translation of the financial statements expressed in HK$ and RMB to US$ is reported as other comprehensive income in the statements of operations and stockholders’ equity. Other comprehensive income for the years ended December 31, 2007 and 2006 were $1,425,817 and $13,491 respectively.

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

CHINA DIGITAL MEDIA CORPORATION
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(continued)

(U)	Reclassifications

Certain 2006 balances have been reclassified to conform to the 2007 presentation.

(V)	Recent accounting pronouncement

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles (GAAP). More precisely, this statement sets forth a standard definition of fair value as it applies to assets or liabilities, the principal market (or most advantageous market) for determining fair value (price), the market participants, inputs and the application of the derived fair value to those assets and liabilities. The effective date of this pronouncement is for all full fiscal and interim periods beginning after November 15, 2007. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company’s financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of FAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective in the first quarter of fiscal 2009. The Company is evaluating the impact that this statement will have on its consolidated financial statements.

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed.  The Company adopted FSP EITF 07-3 and expensed the research and development as incurred.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

In December 2007, Statement of Financial Accounting Standards No. 141(R), Business Combinations, was issued. SFAS No. 141R replaces SFAS No. 141, Business Combinations. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The adoption of adopting SFAS No. 141R will have an impact on its accounting for business combination once adopted, but the effect is dependent upon acquisition at that time.

CHINA DIGITAL MEDIA CORPORATION
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(continued)

2.   RESTATEMENT OF FINANCIAL STATEMENTS

The Company issued a total of $3.1 million in eighteen months 4% interest bearing convertible debentures in November and December 2006.  In accordance with SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” and SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, the convertible feature of such debenture gives rise to a debenture interest cost in additional to the annual interest expense payable and a discount to the face value of these debt instruments. In the financial statements for the year ended December 31, 2006, The Company did not (1) account for such interest costs amounting to $2,295,741; (2) account for the discount amounting to $3,100,000; (3) did not amortize the discount of $3,100,000 over the term of the instruments which amounted to $246,852; and (4) did not classify these liabilities as long-term liabilities.

During the preparation of the Form 10-KSB for fiscal 2007, the Company became aware of such accounting requirements and classifications.  The Company has had discussions with its independent accountants and has agreed to apply the accounting treatment in recording the interest costs and discount out of the convertible feature of the debenture and reclassify the debentures as long-term liabilities.

Accordingly, the convertible debenture interest costs have been booked and shown as interest expenses.  The discount to the face value of the debentures were recognized and amortized over the term of the debentures. The unamortized portion of the discount was netted off against the convertible debentures and classified under long term liabilities.  The Company’s net income in the fiscal year of 2006 was reduced by $2,295,741 and the debentures were classified as long-term liabilities.  There was no impact to the Company’s previously reported revenue, cash and cash equivalents. The accounting effect  was also discussed in the Company’s Form 8-K filed on March 27, 2008.

The financial statements for the year ended December 31, 2006 have been restated to record the debenture interest costs and discount out of the convertible feature of the debentures issued in November and December of 2006 and to reclassify the debentures as long-term liabilities.  The accounting treatment and reclassification resulting in this restatement is in accordance with SFAS No. 107 and 133.

The restated financial statements for the year ended December 31, 2006 are shown as follows:

	December 31,
	2006	2006
	Restated	Previously
		Reported
CURRENT ASSETS	10,956,778	10,956,778
PROPERTY AND EQUIPMENT, NET	392,521	392,521
INTANGIBLE ASSETS	616,277	616,277
INVESTMENTS IN TELEVISION SERIES, NET	528,581	528,581
INVESTMENTS IN AFFILIATES	12,129,494	12,129,494
OTHER ASSETS	466,738	466,738

TOTAL ASSETS	$25,090,389	$25,090,389

CURRENT LIABILITIES	9,441,544	12,541,544
LONG TERM LIABILITY	246,852	-
TOTAL LIABILITIES	9,688,396	12,541,544

MINORITY INTERESTS	19,497	19,497

STOCKHOLDERS' EQUITY
Series A convertible preferred stock	1,875	1,875
Series B convertible preferred stock	-	-
Common stock	31,602	31,602
Additional paid-in capital	10,812,806	5,663,917
Deferred stock compensation	(84,800)	(84,800)
Retained earnings
Unappropriated	3,688,643	5,984,383
Appropriated	957,585	957,586
Accumulated other comprehensive gain (loss)	(25,215)	(25,215)
Total Stockholders' Equity	15,382,496	12,529,348

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$25,090,389	$25,090,389

CHINA DIGITAL MEDIA CORPORATION
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(continued)

	December 31,
	2006	2006
	Restated	Previously reported

Net Sales	$15,523,026	$15,523,026
Cost of Sales	(9,458,477)	(9,458,477)

Group Profit	(6,064,549)	(6,064,549)
Operating Expenses	(3,560,175)	(3,560,175)

Income from Operations	2,504,374	29,478
Other Expenses, net	(2,325,219)	(2,325,219)

Income before Taxes and Minority Interests	179,155	2,474,896
Income Tax Expenses	(468,980)	(468,980)
Minority Interest	131,074	131,074
Net (Loss) Income	(158,751)	2,136,990

Other Comprehensive Income	13,491	13,491
Comprehensive (Loss) Income	$(145,260)	$2,150,481

Net (loss) income per share – basic – two classes method
- From continuing operations	$(0.00)	$(0.00)
- From discontinued operations	$(0.00)	$(0.00)

Net (loss) income per share – diluted
- From continuing operations	$(0.00)	$0.00
- From discontinued operations	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the year - basic	31,312,535	31,312,535

Weighted average number of shares outstanding during the year - diluted	31,312,535	31,312,535

3.	INTANGIBLE ASSETS

Intangible assets at of December 31, 2007 and 2006 consisted of the following:

	2007	2006

Goodwill recognized upon acquisitions of subsidiaries	$4,320,924	$392,521
Impairment loss	--	--
	$4,320,924	$392,521

In accordance with SFAS No. 142 “Goodwill and other intangible assets,” goodwill is not amortized but is tested for impairment. The Company performed an assessment on goodwill arising from the M-Rider and Maxcomm acquisitions and concluded there was no impairment as to the carrying value of the goodwill in this reporting period.

CHINA DIGITAL MEDIA CORPORATION
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(continued)

4.	BUSINESS COMBINATION

On May 21, 2007, CDHL entered into a Stock Purchase and Transfer Agreement (the “Purchase Agreement”) with a third party to purchase 100% of Maxcomm Limited, a corporation incorporated in the British Virgin Islands, which sole asset is an 80% equity interest in Arable Media Limited (“Arable”) in exchange for 10,000,000 shares of restricted common stock of the Company, having a fair value of $3.76 million, based on the 10 days' volume weighted average price. After the acquisition, the Company’s interest in Arable was increased from 20% to 100%. Arable is a software developer specialized in middleware products and applications for digital TV set-top box and broadcasting technologies. The acquisition was accounted for under the purchase method of accounting in accordance with step acquisition rules in Statement of Financial Accounting Statements No. 141, “Business Combinations”. Accordingly, the operating results of Maxcomm have been included in the consolidated statements of operation and comprehensive loss after the effective date of the acquisition of May 21, 2007.

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

The following table reflects the unaudited pro forma combined results of operations for the year ended December 31, 2007, assuming the acquisition had occurred at the beginning of 2007.

Revenue	$7,480,453
Net loss	$(4,211,390)
Net loss per share - basic and diluted	$0.00

5.	DISCONTINUED OPERATIONS

On August 17, 2007, the Company disposed its 51% owned subsidiary, Guishi Digimedia.  The operation of Guishi Digimedia has been reclassified as discontinued operations in the accompanying consolidated statement of operations for the year ended December 31, 2006 and is summarized as follows:

Net Sales	$650,344
Cost of Sales	(195,362)
Gross Profit	454,982
Selling and Administrative Expenses	(656,916)
Other Income	763
Income Tax	0
Net Loss	(201,171)

Share of Loss	$(102,597)

 CHINA DIGITAL MEDIA CORPORATION
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(continued)

6.	BUSINESS DISPOSAL

On August 17, 2007, HuaGuang entered into an Agreement to Transfer the Equity in Guishi Digimedia  and Guishi Huaguang (the “Transfer of Equity Agreement”) with a third party to sell its 51% equity interest in Guishi Digimedia and 49% equity interest in Guishi Huaguang to the third party for a total consideration of US$ 450,442.  The consideration will be payable in three installments: (i) 40% of the purchase price was payable within seven business days of execution of the agreement, (ii) 30% of the purchase price is payable within five business days of the completion of the equity transfer, and (iii) 30% of the purchase price is payable by November 30, 2007. If the equity transfer is not completed for reasons not attributable to either party, either party may terminate the agreement and the transaction will be reversed in its entirety. On the completion of the sale, the Company recorded a gain on the disposal of Guishi Digimedia and Guishi Huaguang of $255,415 and $86,059 respectively.

The following table summarizes the assets and liabilities of Guishi Digimedia as of August 17, 2007 foregone:

Fixed Assets	$628,560
Cash and bank balance	97,186
Accounts receivable	38,927
Other receivables	85,898
Prepaid expenses	216,080
Due to stockholders	(779,101)
Accounts payable	(77,440)
Other payables	(128,361)
Accrued liabilities	(35,607)
Deposit received	(48,922)
Minority interest	(68,116)
(70,896)
Gain on disposal of interest in subsidiary	255,415
Consideration	$184,519

Satisfied by:
Cash consideration received	$184,519

Net cash inflow arising on disposal

Cash consideration received	$184,519
Cash and bank balance disposed of	(97,186)
$87,333

7.	INVESTMENTS IN AFFILIATES

The Company’s effective interest of 49% in Guishi Huaguang is accounted for using the equity method of accounting and is stated at cost plus equity in undistributed earnings or losses since acquisition. The Company’s share of the net loss for the year ended December, 2007 was $14,391. The Company disposed its 49% equity interest in Guishi Huaguang on August 17, 2007.

A summary of the unaudited condensed financial statements of the affiliate as of August 17, 2007 is as follows:

Current assets	$520,779
Non-current assets	225,746
Total assets	$746,525

Current liabilities	$379,454
Stockholders’ equity	367,071
Total Liabilities and Stockholders’ Equity	$746,525

Revenues	$-
Gross Profit	$-
Net loss	$29,669

 CHINA DIGITAL MEDIA CORPORATION
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The Company’s share of the loss of this year up to August 17, 2007 is as follows:

Company share at 49%	$14,391
Equity in loss of affiliate	$14,391

8.	ACCOUNTS RECEIVABLE, NET

Accounts receivable at December 31, 2007 and 2006 consisted of the following:

	2007	2006

Accounts receivable	$11,241,092	$10,219,876
Less: Amount recoverable beyond 12 months classified as non-current assets	(7,781,997)	--
Accounts receivable, current portion	3,459,095	10,219,876
Less: allowance for doubtful accounts	(1,607,902)	(392,198)
Accounts receivable, net	$1,851,193	$9,827,678

During 2007, the Company entered into an agreement with the Network Company to obtain a more favorable digital TV basic subscription fee income sharing plan in exchange for setting aside a certain portion of trade receivable balance due from the Network Company from the current balance.  Such portion is to be repayable by the Network Company over 15 years annually and evenly, and is now classified as non-current assets in the consolidated financial statements as of December 31, 2007.

The amounts receivable over the future periods are as follows:

2009	$518,780
2010	518,780
2011	518,780
2012	518,780
2013	518,780
Thereafter	5,188,097
$7,781,997

As of December 31, 2007 and 2006, the Company considered all accounts receivable collectable after $1,166,938 and $392,198 were provided for doubtful accounts for the years ended December 31, 2007 and 2006, respectively.

9.	INVENTORIES, NET

Inventories at December 31, 2007 and 2006 consisted of the following:

	2007	2006

Finished goods	$781,561	$475,481
Less: provision of obsolescence	--	--
Inventories, net	$781,561	$475,481

For both of the years ended December 31, 2007 and 2006, the Company has not recorded a provision for obsolete inventories.

 CHINA DIGITAL MEDIA CORPORATION
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(continued)

10.	OTHER RECEIVABLES AND PREPAID EXPENSES

Other receivables and prepaid expenses at December 31, 2007 and 2006 consisted of the following:

	2007	2006

Deposit paid for the sole advertising agency	$134,350	$-
Proceeds from the disposal of subsidiary and affiliate	138,946	-
Advances to staff	45,528	83,659
Prepayments	145,148	85,252
Trade deposits	-	10,156
Utility deposits	36,257	8,751
	$500,229	$187,818

11.	INVESTMENTS IN TELEVISION SERIES, NET

The following is a summary of investments in television series related to the Company’s participations in the production of two television series through HuaGuang, a 100% held VIE:

	2007	2006

Television participation costs	$223,421	$885,711
Less: impairment loss	223,421	--
Less: accumulated amortization	--	269,434
Television participation costs, net	$--	$616,277

a)
During the year ended December 31, 2005, HuaGuang, a VIE, entered into two investment contracts to participate in the production of two television series. The Company’s participation is 20% and 34% of the total production costs. These investments, for which the Company does not have significant influence, are accounted for under the cost method of accounting.

b)
During the year ended December 31, 2007, the Company disposed of its 34% interest in a television series to the original producer who returned 335,308 shares of common stock previously issued to the producer as consideration. This disposal resulted in a loss of $261,187.

c)
Amortization expense for the years ended December 31, 2007 and 2006 was $0 and $60,822 respectively.  Impairment loss of $223,421 and $0 was also recorded for the years ended December 31, 2007 and 2006 respectively.

11.   PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment at December 31:

	2007	2006

STB and smart cards leased to subscribers	$20,257,843	$15,744,782
Motor vehicles	111,353	103,868
Furniture and office equipment	736,102	498,285
	21,105,298	16,346,935
Less: accumulated depreciation	7,912,232	4,217,441
Property and equipment, net	$13,193,066	$12,129,494

Depreciation expense for the years ended December 31, 2007 and 2006 were $3,123,388 and $2,583,013 respectively.

 CHINA DIGITAL MEDIA CORPORATION
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(continued)

12.   OTHER ASSETS

Other assets represent deferred finance costs relate to commission, legal and financial advisory fees directly attributable to the issuance of the convertible debenture by the Company. Deferred finance costs are amortized over the life of the debenture of 18 months from November 2006. In 2007, costs amortized as expenses were $373,501 and costs of $21,200 were classified as deferred stock compensation.

13.	CONVERTIBLE DEBENTURES

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

As a result of the above, during 2006, the Company has issued the following convertible debentures;

◆	On November 17, 2006 to a financial institution for $ 2,150,000
◆	On November 17, 2006 to a financial institution for $ 200,000
◆	On November 17, 2006 to a financial institution for $ 500,000
◆	On November 17, 2006 to an individual investor for $ 150,000
◆	On December 13, 2006 to an individual investor for $100,000

The above convertible debentures were issued pursuant to the private equity financing as described above where the Company sold a total 31 units of securities. Each unit consists of (i) an eighteen-month 4% interest bearing convertible debenture in the principal amount of $100,000, convertible at $0.45 per share, (ii) a six-year Class A warrant to purchase 222,222 shares of the Company’s common stock, par value $0.001 per share at an exercise price of $0.80 per share, a (iii) six-year Class B warrant to purchase 222,222 shares of the Company’s common stock at an exercise price of $1.20 per share, and (iv) a six-year Class C warrant to purchase 111,111 shares of the Company’s common stock at an exercise price of $2.25 per share. The securities issuable upon conversion of the debenture and exercise of the warrants are eligible for certain registration rights.  In December 2007, debenture amounted to $135,000 was converted to common stock by one of the debenture holders.

The following is a summary of convertible debentures as of December 31, 2007 and 2006:

	2007	2006
		Restated

$2,150,000 Convertible Debentures, net of $135,000 and $0 as of December 31, 2007 and 2006 respectively conversions and unamortized discount of $376,350 and $1,978,796 as of December 31, 2007 and 2006 respectively at 4% interest per annum due May 2008	$1,503,650	$171,204
$500,000 Convertible Debentures, net of unamortized discount of $126,852 and $460,185 as of December 31, 2007 and 2006 respectively at 4% interest per annum due May 2008	373,148	39,815
$200,000 Convertible Debentures, net of unamortized discount of $50,741 and $184,074 as of December 31, 2007 and 2006 respectively at 4% interest per annum due May 2008	149,259	15,926
$150,000 Convertible Debentures, net of unamortized discount of $38,056 and $138,056 as of December 31, 2007 and 2006 respectively at 4% interest per annum due May 2008	111,944	11,944
$100,000 Convertible Debentures, net of unamortized discount of $25,370 and $92,037 as of December 31, 2007 and 2006 respectively at 4% interest per annum due June 2008	74,630	7,963
	2,212,631	246,852
Less: current maturities	(2,212,631)	--
Long term portion	$--	$246,852

 CHINA DIGITAL MEDIA CORPORATION
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(continued)

14.	ACCOUNTS PAYABLE

Accounts payable at December 31, 2007 and 2006 consists of the following.

	2007	2006

Accounts payable	$5,728,828	$5,968,778
Less: current portion	5,109,728	5,968,778
Long term liabilities payable from January to November 2009	$619,100	$--

During 2007, the Company entered into an agreement with one of its major suppliers to extended the payment of its purchases over 24 equal monthly installments. The amounts owed to this supplier payable beyond one year as of December 31, 2007 are classified as long-term liabilities.

15.	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities at December 31, 2007 and 2006 consist of the following:

	2007	2006

Other payables	$320,469	$229,116
Deposits received from customers	89,030	239,466
Accrued liabilities	298,433	284,710
	$707,932	$753,292

16.	INCOME TAX

a)	CDMC was incorporated in the United States and has incurred net operating loss for income tax purposes for 2007 and 2006.

CDHL, Maxcomm, and Arable are incorporated in Hong Kong and are subject to Hong Kong profits tax. No provision for Hong Kong profits tax has been made since all of these entities incurred a loss during 2007 and 2006.

AGL, M-Rider, HuaGuang, Guishi Digimedia, Guishi HuaGuang, Shenzhen DigiMedia and Arable GZ were incorporated in the PRC and are subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate has been 33%. No tax benefit is expected from the tax credits in the future. The income tax expenses for 2007 and 2006 are summarized as follows:

PRC Income Tax	2007	2006

Current	$--	$--
Deferred	(119,362)	468,980
	$(119,362)	$468,980

Deferred tax liabilities result from temporary differences for revenues earned but not yet taxable under PRC tax regulations.

b)
The Company’s deferred tax asset at December 31, 2007 and 2006 consists of net operating losses carry forwards calculated using statutory effective tax rates. Due to its history of losses, the Company believes that sufficient objective, positive evidence currently exists to conclude that recoverability of its net deferred tax assets is unlikely rather than not. Consequently, the Company has provided a valuation allowance covering 100% of its net deferred tax assets with the exception of those of AGL.

As of December 31, 2007, CDMC had loss carried forward of approximately $5,299,793 for U.S. income tax purposes available for offset against future taxable U.S. income expiring in 2027.

As of December 31, 2007, CDHL has Hong Kong tax loss carry forwards of approximately $1,243,220. Currently, the Hong Kong tax losses can be carried forward indefinitely.

As of December 31, 2007, all the PRC companies have tax loss carry forwards of approximately $1,095,200 of 375,703 which are expected to be utilized in near future.  A deferred tax asset $123,982 is recognized.

 CHINA DIGITAL MEDIA CORPORATION
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(continued)

c)	The reconciliation of income taxes computed at the statutory income tax rates to total income taxes for the years ended December 31, 2007 and 2006 is as follows:

		2007	2006

CDMC
	Income tax computed at the federal statutory rate	34%	34%
	State income taxes, net of federal tax benefit	5%	5%
	Valuation allowance	39%	39%

CDHL
	Income tax computed at applicable tax rate	17.5%	17.5%
	Valuation allowance	(17.5%)	(17.5%)

AGL
	Income tax computed at applicable tax rate	33%	33%
	Valuation allowance	0%	0%

M-Rider
	Income tax computed at applicable tax rate	33%	33%
	Valuation allowance	(33%)	(33%)

HuaGuang
	Income tax computed at applicable tax rate	33%	33%
	Valuation allowance	(33%)	(33%)

17.	NET LOSS PER SHARE

Loss per share on a diluted basis were $0.04 and $0.05 for the fiscal years ended December 31, 2007 and 2006 respectively.  As of December 31, 2007, the Company has outstanding:

-  42,117,057 shares of common stock;
-  1,875,000 shares of preferred stock;
-  6,588,882 shares of common stock to be issued upon conversion of convertible debenture (“CD”);
-  warrants to purchase 6,888,882 shares of common stock at an exercise price of $0.80 per share, expire in November 2012;
-  warrants to purchase 6,888,882 shares of common stock at an exercise price of $1.20 per share, expire in November 2012; and
-  warrants to purchase 3,444,441 shares of common stock at an exercise price of $2.25 per share, expire in November 2012.

 CHINA DIGITAL MEDIA CORPORATION
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(continued)

In accordance with paragraph 40 and 41 of SFAS 128 and EITF 03-6, basic and diluted earnings per share on a two class method for the fiscal year ended December 31, 2007 and 2006 were calculated as follows:

	2007	2006
		Restated

Net Loss	$(4,094,935)	$(158,751)

Basic – 2 classes method
Income available to common shareholders	$(4,094,935)	$(158,751)

Weighted-average common stock outstanding	37,725,894	31,312,535

Basic earnings per share – Common Stock
- From continued operations	$(0.12)	$(0.00)
- From discontinued operations	$0.01	$(0.00)

Diluted

Loss available to common stockholders	$(4,094,935)	$(158,751)

Weighted-average common stock outstanding	37,725,894	31,312,535

Diluted weighted-average common stock outstanding	37,725,894	31,312,535
Diluted earnings per share
- From continued operations	(0.12)	(0.00)
- From discontinued operations	0.01	0.00

Warrants to purchase 6,588,882 shares of common stock at $0.80 per share, 6,888,882 shares of common stock at $1.20 per share and 3,294,441 shares of common stock at $2.25 per share were outstanding as of December 31, 2007 but were not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the market price of the common shares. The warrants, which expire on November, 2012, were still outstanding on December 31, 2007.

 CHINA DIGITAL MEDIA CORPORATION
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(continued)

18.	SEGMENTS

The Company operates in five reportable segments; digitalization of television signals, software development, television advertising, investments in television series and other. The accounting policies of the segments are the same as described in the summary of significant accounting policies.  The Company evaluates segment performance based on income from operations.  All inter-company transactions between segments have been eliminated.  As a result, the components of operating income for one segment may not be comparable to another segment.  The following is a summary of the Company’s segment information for the years ended December 31, 2007 and 2006:

	Digitalization			Investments
	of Television	Television	Software	in television
	Signals	Advertising	Development	series	Total
2007
Revenues	$7,032,463	$384,423	$63,567	$-	$7,480,453
Gross profit (loss)	3,448,910	(43,811)	63,567	(790,515)	2,678,151
Net income (loss)	2,077,103	(641,986)	(1,047,808)	(1,805,462)	(1,418,153)
Total assets	23,771,154	682,482	4,452,575	151,152	29,057,363
Capital expenditure	3,838,186	(572,670)	39,873	22,123	3,327,512
Depreciation and amortization	$3,066,146	$10,154	$8,801	$38,287	$3,123,388

2006 (Restated)
Revenues	$8,491,087	$6,712,087	$51,687	$268,165	$15,523,026
Gross profit	5,030,502	896,933	51,687	85,427	6,064,549
Net income (loss)	2,937,200	(271,961)	(147,337)	92,535	2,610,436
Total assets	19,747,225	4,059,702	69,450	1,214,012	25,090,389
Capital expenditure	5,447,530	626,045	3,488	104,137	6,181,200
Depreciation and amortization	$2,487,219	$46,051	$12,669	$191,911	$2,737,851

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	2007	2006

Total net loss (gain) for reportable segments	$1,418,153	$(2,610,436)
Unallocated amounts relating to corporate operations
Interest expenses	125,049	2,072,721
Amortization of convertible debt discount	2,100,779	246,852
Interest paid to related companies and directors	17,400	17,257
Gain on disposal of subsidiary	(255,415)	-
Gain on disposal of affiliate	(86,059)	-
Loss from discontinued operations	(14,391)	(104,483)
Administration expenses	542,989	471,590
Professional fees	240,346	65,250
Others	6,084	-

	$4,094,935	$158,751

19.	STOCKHOLDERS’ EQUITY

(A)  Stock issuances

(1)	Stock issued for acquisition

During the year, the Company issued 10,000,000 shares of its restricted common stock with a fair value of $3,760,000 to a third party to acquire 100% equity interest in Maxcomm.

(2)	Stock issued for converted debenture

During the year, the Company issued 300,000 shares of common stock to a debenture holder who converted $135,000 of the debenture.

(3)	Stock issued for private placement

During the year, the Company issued 550,000 shares of its restricted common stock to a third party with a fair value of $250,000 for private placement.

(4)	Stock issued for investment

On March 30, 2006, the Company issued 335,308 shares of restricted common stock with a fair value of $110,652 for the investment costs in the production of a television series.

On December 24, 2007, the Company received and cancelled 335,308 shares with a fair value of $110,652 as consideration for transfer of an investment in a television series back to the producer.

 CHINA DIGITAL MEDIA CORPORATION
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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

During 2007 and 2006, the Company appropriated $564,412 and $1,243 respectively to the reserves funds based on its net income in accordance with the laws and regulations of the PRC.

(C)  Contributed capital

During 2007 and 2006, CDHL contributed restricted capital of $0 and $779,207 respectively to AGL.

20.	RELATED PARTY TRANSACTIONS

As of December 31, 2007 and 2006, the Company owed to two directors $241,239 and $84,656 respectively for short-term advances. Interest is charged at 6% per annum on the amount owed.

As of December 31, 2007 and 2006, the Company owed to related companies $730,831 and $380,486 respectively for short-term unsecured advances made. Interest is charged at 6% per annum on the amount owed.

As of December 31, 2007 and 2006, the Company owed to a stockholder $384,581 and $0 respectively for short-term unsecured advances made. Interest is charged at 6% per annum on the amount owed.

21.	COMMITMENTS

(A)	Employee benefits

The full time employees of the Company in China are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provision and contributions made for such employee benefits was $93,011 and $70,574 for the years ended December 31, 2007 and 2006, respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

The Company also operates a Mandatory Provident Fund plan (“the plan”) which is available to all employees in Hong Kong.  Both the Company and the employees are required to contribute 5% (subject to an aggregate amount of $256) per month of the employees’ relevant income.  Contributions from the Company are 100% vested in the employees as soon as they are paid to the plan.  Contributions to the plan are expensed as they become payable in accordance with the rules of the plan and amounted to $6,588 and $4,563 for the years ended December 31, 2007 and 2006 respectively. The assets of the plan are held separately from those of the Company and are managed by independent professional fund managers.

(B)	Operating leases commitments

The Company leases office spaces from third parties under four operating leases; one lease expires on March 31, 2009 and three leases expire Jan 8, 2014 for total monthly rentals of $9,635. The Company also leases spaces for staff quarters from third parties under six operating leases which expire from March 22, 2008 to July, 2008 with total monthly rentals of $883.  Accordingly, for the years ended December 31, 2007 and 2006, the Company recognized rental expense for office spaces in the amount of $129,407 and $90,731, respectively

As of December 31, 2007, the Company has outstanding commitments with respect to the above non-cancelable operating leases, which are due as follows:

2008	$129,407
2009	98,421
2010	94,397
2011	99,117
Thereafter	328,090
$749,433

 CHINA DIGITAL MEDIA CORPORATION
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(continued)

22.	CONTINGENCIES

The Company accounts for loss contingencies in accordance with SFAS 5 “Accounting for Loss Contingencies”, and other related guidance.  Set forth below is a description of certain loss contingencies as of December 31, 2005 and management’s opinion as to the likelihood of loss in respect of each loss contingency.

On May 24, 2005, Ziegler, Ziegler & Associates LLP and Scott Ziegler filed a Complaint against the Company in the United States District Court for the Southern District of New York for using their internet domain name to distribute the Company’s promotional information over the internet.  The Plaintiffs seek several types of damages in an amount not less than $1,250,000.  The Company’s counsel was instructed to vigorously defend the action as the emails in question were distributed by a party not hired nor associated with the Company.  Accordingly, no provision for this contingency has been made as of December 31, 2007.

23.	CONCENTRATIONS AND RISKS

During 2007 and 2006, 100% of the Company’s assets were located in China and 100% of the Company’s revenues were derived from customers in China.

The Company relied on two suppliers and purchases from those suppliers for the year ended December 31, 2007 and 2006 are as follows:

For the year ended	Supplier A	Supplier B

December 31, 2007	72%	15%
December 31, 2006	89%	0%

At December 31, 2007 and 2006, accounts payable to those two suppliers totaled $5,001,855 and $5,316,582 respectively.

24.	GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $970,704 at December 31, 2007 that includes a net loss of $4,094,935 for the year ended December 31, 2007.  The Company’s total current liabilities exceed its total current assets by $8,114,014.  These factors raise substantial doubt about its ability to continue as a going concern.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern.  The Company is actively pursuing additional funding and potential merger or acquisition candidates and strategic partners, which would enhance stockholders’ investment.  Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

ITEM 8. Changes with and Disagreements With Accountants on Accounting And Financial Disclosure

None.

ITEM 8A. Controls and Procedures

Evaluation of Controls. As of the end of the period covered by this annual report on Form 10-KSB, the Company evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by our President and Chief Executive Officer and Chief Financial Officer ("CFO"), Ng Chi Shing ("CEO & CFO"). In this section, the Company presents the conclusions of our CEO & CFO based on and as of the date of the Evaluation, (i) with respect to the effectiveness of our Disclosure Controls, and (ii) with respect to any change in our Internal Control that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Control.

CEO & CFO Certifications.  Attached to this annual report, as Exhibits 31.1 and 31.2, are certain certifications of the CEO and CFO, which are required in accordance with the Exchange Act and the Commission's rules implementing such section (the "Rule 13a-14(a)/15d–14(a) Certifications"). This section of the annual report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d–14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d–14(a) Certifications for a more complete understanding of the topic presented.

Disclosure Controls and Internal Control. Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to us is made known to the CEO & CFO by others, particularly during the period in which the applicable report is being prepared.  Internal Control, on the other hand, are procedures which are designed with the objective of providing reasonable assurance that (i) our transactions are properly authorized, (ii) the Company's assets are safeguarded against unauthorized or improper use, and (iii) our transactions are properly recorded and reported, all to permit the preparation of complete and accurate financial statements in conformity with accounting principals generally accepted in the United States.

Limitations on the Effectiveness of Controls. Our management does not expect that our Disclosure Controls or our Internal Control will prevent all error and all fraud. A control system, no matter how well developed and operated, can provide only reasonable, but not absolute assurance that the objectives of the control system are met.  Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances so of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of a system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusions.  Based upon the Evaluation, our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives. Our CEO & CFO have concluded that our disclosure controls and procedures are effective at that reasonable assurance level to ensure that material information relating to the Company is made known to management, including the CEO and CFO. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, in accordance with Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of the Company’s management, including the Certifying Officers, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its assessment using these criteria, the Company’s management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007.

This report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this report.

PART III

ITEM 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Identification of Directors

The following information, as of December 31, 2007 is furnished with respect to each Director and Executive Officer:

Name of Director	Age	Date of Service	Position with Company

Ng Chi Shing	43	2004	President, Chief Executive Officer, Director
Chen Lu	38	2005	Director
Chen Juan	31	2005	Director

All Directors serve for one-year terms.

All officers serve at the pleasure of the Board.

There are no arrangements or understandings pursuant to which any of them were elected as officers.

Mr. Ng Chi Shing is our President and Chief Executive Officer and Director and Chief Financial Officer.  Mr. Ng is founder and CEO of Arcotect Digital Technology Limited.  Arcotect Digital Technology Limited was founded to capitalize on the numerous opportunities in China arising from the digitization of cable television services and the reform of state owned cable television enterprises.  Mr. Ng has extensive experience in Cable TV operations, Internet and information technology industry.  Over his 16 years experience in the industry, he has been Chairman, CEO and director of public companies in Hong Kong, such companies including DCP Holdings Ltd., Hong Kong Cable TV Ltd, the first cable TV operator in Hong Kong, Hong Kong Star Internet Ltd., the first Internet Service Provider in Hong Kong.  Mr. Ng is also the Chairman of Hong Kong Information Technology Federation and the founder member of Hong Kong Internet Service Providers Association.  Besides, Mr. Ng was elected as Hong Kong’s “Ten Outstanding Young Digi Persons” by Hong Kong Productivity Council and Hong Kong Junior Chamber in 2000.

Mr. Chen Lu is a Director of the Company.  Mr. Chen has over 17 years experience in banking, telecom and broadcasting industry in China.  Mr. Chen was the founder and general manager of Guangzhou Vispac Telecom Co Ltd. and Guangzhou DaiLin Communication Co. Ltd.

Ms. Chen Juan is a Director of the Company.  She is currently a teacher of computer related courses in Guangdong Dance College since 1999.

There have been no events under any bankruptcy act, any criminal proceedings and any judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the past 5 years.

Audit Committee Financial Expert

The Company does not have a separately designated standing audit committee. The entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and our audits of the financial statements. The Commission has adopted regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an "audit committee financial expert" serving on its audit committee. In connection with these new requirements, our Board of Directors examined the Commission's definition of "audit committee financial expert" and concluded that the Company does not currently have a person that qualifies as such an expert. Presently, there are only three directors serving on our Board, and the Company is not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an "audit committee financial expert". While neither of our current directors meets the qualifications of an "audit committee financial expert", each of our directors, by virtue of his past employment experience, has considerable knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities. Accordingly, the Company believes that our current directors capably fulfill the duties and responsibilities of an audit committee in the absence of such an expert.

Code of Conduct

The Company has adopted a code of conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  Such code of ethics will be provided to any person without charge, upon request, by sending such request to us at our principal office. The Company publishes the code in the Company’s website at www.chinadigimedia.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-KSB, any failure to comply therewith during the fiscal year ended December 2007. The Company believes that all of these filing requirements are satisfied by our executive officers, directors and by the beneficial owners of more than 10% of our common stock. In making this statement, the Company has relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

Changes in Nomination Procedures

There have been no material changes to the procedures by which security holders may recommend nominees for the Company’s Board since the Company’s filing in which we discussed such procedures.

ITEM 10. Executive Compensation

During the fiscal years ended December 31, 2006 and 2007, we did not have any employees that earned greater than $100,000 in salary and bonus.  The following table sets forth information regarding the annual compensation for our Chief Executive Officer.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	All Other Compensation ($)	Total ($)

Ng Chi Shing (a.k.a. Daniel Ng) Chairman of the Board, Chief Executive Officer and President	2007	38,473	(1)			38,473
	2006	38,473	(1)			38,473

(1)           Includes $38,461 (based on a conversion rate of Hong Kong dollars to U.S. dollars of 7.8 to 1) payable to Mr. Ng pursuant to his agreement with our subsidiary China Digimedia Holdings Limited, and $14.40 payable by the Company.

Stock Option Grants

No options, warrants, or stock appreciation rights were issued during fiscal year 2007 to any employees.

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

Effective January 1, 2006, we entered into an employment agreement with Mr. Ng pursuant to which Mr. Ng agreed to serve as our Chief Executive Officer for an initial term ending December 31, 2008, which may be renewed for additional one-year periods.  The agreement provides for an annual salary of $12 in 2006, $14.40 in 2007, and $17.28 in 2008, provided that if our revenues increase by 50% or more in 2006 as compared to 2005.  Commencing in 2007, Mr. Ng’s salary shall increase to the “Market Rate,” which is defined as the comparable rate of pay for a CEO employed by a company in a similar industry with similar capacity, as determined and approved by our Board of Directors. As of the date of this report, this determination has not been made.  Commencing in 2007, Mr. Ng is entitled to receive an annual bonus as determined by the Board of Directors. Upon termination of the agreement by us for a reason other than for “cause” (as defined in the agreement) or upon the death or disability of Mr. Ng, Mr. Ng is entitled to a severance payment of his then salary and bonus for the remaining term of the employment agreement. Upon termination of the agreement upon the disability of Mr. Ng, Mr. Ng is entitled to 75% of his then base salary and bonus for a period of one year.  Upon termination of the agreement by us for “cause,” Mr. Ng is entitled to all amounts due to him for any portion of the payroll period worked but for which payment had not yet been made up to the date of termination. The employment agreement provides that during the term of the employment and for three months thereafter, the Mr. Ng shall not compete in any other business or services similar to that of our business or services.

Director Compensation

Directors who are also employees do not receive compensation for their services as directors.

Director Compensation Table – 2007

Name	Fees Earned or Paid in Cash ($)	Total ($)

Chen Lu	26,600	26,600

Chen Juan	-	-

(1)           Mr. Ng’s total compensation is reflected in the Summary Compensation Table.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

All persons known by the Company to own beneficially more than 5% of any class of the Company's outstanding stock on December 31, 2007, are listed below:

Title of Class	Name and Address	# Shares	Nature of Ownership	Current % Owned
Common Stock, $.001 Par Value	Ng Chi Shing Ste B 27/Fk Wah Ctr 191 Java Road, North Point, Hong Kong	17,398,440 (A)	Direct	41.0%
Common Stock, $.001 Par Value	Chen Lu 2505-06 25/F Stelux House 698 Prince Edward Road E. Hong Kong	5,851,560	Direct	13.8%
Common Stock, $.001 Par Value	Billy, Tam Wai Keung 2505-06 25/F Stelux House 698 Prince Edward Road E. Hong Kong	8,000,000 (B)	Direct	18.8%
Common Stock, $.001 Par Value	Vision Opportunity Master Fund, Ltd. 20 West 55th Street 5th Floor New York, Ny 10019	4,202,784 (C)	Direct	9.9% (C)
Preferred Stock, $.001 Par Value (D)	Ng Chi Shing Ste B 27/Fk Wah Ctr 191 Java Road, North Point, Hong Kong	1,403,100 (A)	Direct	74.8%
Preferred Stock, $.001 Par Value (D)	Chen Lu 2505-06 25/F Stelux House 698 Prince Edward Road E. Hong Kong	471,900 (A)	Direct	25.2%

(A)           On March 21, 2007, Modern Delta transferred 23,250,000 shares of common stock and 1,875,000 shares of Series A Convertible Preferred Stock of the Company owned by Modern Delta Limited to Daniel Ng and Chen Lu.  After completion of the restructuring, Daniel Ng owned 17,398,440 shares of common stock and 1,403,100 shares of Series A Convertible Preferred Stock of the Company, and Chen Lu owned 5,851,560 shares of common stock and 471,900 shares of Series A Convertible Preferred Stock of the Company

(B)            CDHL acquired 100% shares in Maxcomm from Lippo Star Investment Limited (“Lippo Star”) at a consideration of $3,760,000 on May 21, 2007.   The consideration was fully settled by issuing 10,000,000 shares of CDGT common stock to Lippo Star, of which 8,000,000 shares was issued to Mr. Tam as a shareholder of Lippo Star.

(C)           Vision held 300,000 shares and is eligible to purchase an aggregate of 16,422,211 shares of our common stock pursuant to the exercise of warrants and the conversion of debentures. However, pursuant to the terms of the transaction documents relating to the purchase of the foregoing securities, Vision may not acquire shares of common stock upon exercise of any such warrants or conversion of the debenture to the extent that, upon exercise or conversion, respectively, the number of shares of common stock beneficially owned by Vision and its affiliates would exceed 9.9% of the issued and outstanding shares of our common stock.  The amount listed assumes the conversion or exercise of the debenture or warrants, as applicable, in an amount up to 9.9% of our outstanding common stock after such conversion or exercise.  Adam Benowitz, in his capacity as managing member of Vision, has ultimate dispositive power over the shares held by the Vision. Mr. Benowitz disclaims beneficial ownership of the shares disclosed herein.

(D)           Each share of preferred stock is convertible into five shares of common stock.

Security Ownership of Management

The following table sets forth the number of shares owned beneficially on December 31, 2007, by each Director and by all Officers and Directors as a group. No shares listed below have been pledged by the holder of such shares.

Title of Class	Name and Address	# Shares	Nature of Ownership	Current % Owned
Common Stock, $.001 Par Value	Ng Chi Shing 2505-06, 25F, 698 Prince Edward Road E., Hong Kong	17,398,440	Direct (y)	41.0%
Common Stock, $.001 Par Value	Chen Lu 2505-06, 25F, 698 Prince Edward Road E., Hong Kong	5,851,560	Direct (y)	13.8%
Common Stock, $.001 Par Value	Chen Juan 2505-06, 25F, 698 Prince Edward Road E., Hong Kong	None	Direct	-0-%
Common Stock, $.001 Par Value	All Officers and Directors as a Group	23,250,000	Direct	54.8%
Preferred Stock, $.001 Par Value (z)	Ng Chi Shing 2505-06, 25F, 698 Prince Edward Road E., Hong Kong	1,403,100	Direct (y)	74.8%
Preferred Stock, $.001 Par Value (z)	Chen Lu 2505-06, 25F, 698 Prince Edward Road E., Hong Kong	471,900	Direct (y)	25.2%

(y)           On March 21, 2007, Modern Delta transferred 23,250,000 shares of common stock and 1,875,000 shares of Series A Convertible Preferred Stock of the Company owned by Modern Delta Limited to Daniel Ng and Chen Lu.  After completion of the restructuring, Daniel Ng directly owned 17,398,440 shares of common stock and 1,403,100 shares of Series A Convertible Preferred Stock of the Company, and Chen Lu  directly owned 5,851,560 shares of common stock and 471,900 shares of Series A Convertible Preferred Stock of the Company

(z)           Each share of preferred stock is convertible into five shares of common stock, and votes together with the common stock on all matters on an “as converted” basis.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2007, the Company’s equity compensation plan information was as follows.

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders	1,211,104	1.27	N/A
Total	1,211,104	1.27	N/A

ITEM 12. Certain Relationships and Related Transactions; and Director Independence

The Company has 1,875,000 shares of Series “A” preferred stock outstanding at December 31, 2007. These shares are owned by our majority shareholders.

Director Independence.

Since we trade our securities on the OTC Bulletin Board, our Board of Directors is not subject to any independence requirements. Assuming we were subject to the Nasdaq Stock Market independence requirements, our Board considered transactions and relationships between each director or any member of his or her immediate family and our company, subsidiaries and affiliates. The purpose of this review was to determine which of our directors were independent, and whether any such relationships or transactions existed that were inconsistent with a determination that the director is independent.  As a result of this review, the Board affirmatively determined that during 2007 Ms. Chen was independent of us under the standards of the independent director requirements of the Nasdaq Stock Market.  Messrs. Ng and Chen are not independent directors under the standards of the independent director requirements of the Nasdaq Stock Market.

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
31.2. Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer
32.1. Section 1350 Certifications of Chief Executive Officer

Item 14.              Principal Accountant Fees and Services

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Jimmy C.H. Cheung and Co., Certified Public Accountants (“Jimmy”), for our audit of the annual financial statements for the years ended December 31, 2007 and 2006.  Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2007	2006

Audit Fees (1)	$54,600	$53,100
Audit-Related Fees (2)	--	--
Tax Fees (3)	--	--
All Other Fees (4)	--	--
Total Accounting Fees and Services	$54,600	$53,100

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

Date:  April 14, 2008

/s/ Ng Chi Shing
Ng Chi Shing
President, CEO and Director

/s/ Chen Lu
Chen Lu
Director

/s/ Chen Juan
Chen Juan
Director

/s/ Ng Chi Shing
Ng Chi Shing
Chief Financial Officer