Form 10QSB/A
period 2007-03-31
CHINA DIGITAL MEDIA CORP
filed 2008-05-06
CIK 821524

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to this Quarterly Report of Form 10-QSB for the three months ended March, 2007 was filed in order to restate the consolidated financial statements as of and for the three months ended March 31, 2007 to revise the accounting treatment for the interest cost out of the convertible feature of the debenture issued. The convertible debenture was issued in Nov 2006. As a result of discussion within our management team, the Company determined that the embedded conversion feature should be recorded based on the relative fair market value of the liability and equity portions. Therefore, the debenture liabilities should be presented at less than their eventual maturity values. The liability and equity components are further reduced for issuance costs initially incurred. The discount of the liability component, net of issuance costs, as compared to maturity value is accreted by the effective interest method over the debenture term.

Part 1 has been amended herein to reflect this change. This amendment does not otherwise update information in the original filing to reflect facts or events occurring subsequent to the date of the original filing.

All other information is unchanged and this Amendment continues to speak as of the date of the Original Filing and the Company has not updated the disclosure in this Amendment to speak to any later date. All information contained in the Amendment and the Original Filing is subject to updating and supplementing as provided in the Registrant’s subsequent periodic reports filed with the Securities and Exchange Commission.

CHINA DIGITAL MEDIA CORPORATION

ITEM 1. FINANCIAL STATEMENTS

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2007 (RESTATED)
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$323,566
Accounts receivable, net of allowances	10,951,709
Inventories, net	380,175
Other receivable and prepaid expenses	299,700
Value added taxes recoverable	18,000
Total Current Assets	11,973,150

INTANGIBLE ASSETS	392,521
INVESTMENTS IN TELEVISION SERIES, NET	623,991
INVESTMENTS IN AFFILIATES	588,982
PROPERTY AND EQUIPMENT, NET	11,826,482
OTHER ASSETS	382,840
TOTAL ASSETS	$25,787,966

CURRENT LIABILITIES
Accounts payable	6,669,337
Other payables and accrued liabilities	659,741
Due to a director	33,188
Due to related companies	524,845
Business tax payable	234,396
Income tax payable	1,975,848
Other tax payable	28,468
Total Current Liabilities	10,125,823

COMMITMENTS AND CONTINGENCIES	--

MINORITY INTERESTS	(87,677)

STOCKHOLDERS' EQUITY
Series A convertible preferred stock ($0.001 par value, 40,000,000 shares authorized, 1,875,000 shares issued and outstanding as of March 31, 2007)	1,875
Common stock ($0.001 par value, 500,000,000 shares authorized, 31,602,365 shares issued and outstanding as of March 31, 2007)	31,602
Additional paid-in capital	10,812,806
Deferred stock compensation	(68,900)
Retained earnings
Unappropriated	2,619,591
Appropriated	1,521,999
Accumulated other comprehensive loss	67,329
Total Stockholders' Equity	14,986,302

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$25,787,966

The accompanying notes are an integral part of these consolidated financial statements.

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the three months Ended March 31,
	2007	2006
	(Restated)	(Restated)
NET SALES
Revenue from digitalization of television signals	$1,399,813	$1,455,371
Revenue from television advertising	472,949	1,732,033
Revenue from software development	9,260	22,851
Revenue from investments in television series	--	174,629
Government grant received	323,240	311,837
	2,205,262	3,696,721
COST OF SALES
Cost of Sales - digitalization of television signals	(192,460)	(215,466)
Depreciation - digitalization of television signals	(715,906)	(474,723)
Cost of Sales - television advertising	(539,625)	(1,596,994)
Cost of Sales - investment in television series	--	(119,087)
GROSS PROFIT	757,271	1,290,451

OPERATING EXPENSES
Selling, general and administrative expenses	(772,589)	(551,850)
Depreciation and amortization	(28,992)	(22,989)
Total Operating Expenses	(801,581)	(574,839)

(LOSS) INCOME FROM OPERATION	(44,310)	715,612

OTHER INCOME (EXPENSES)
Equity loss of affiliates	(6,150)	--
Interest income	473	17,252
Other income	8,827	77,947
Amortization of convertible debt discount	(516,666)	--
Interest expenses	(31,510)	--
Interest paid to related companies and directors	(2,730)	(1,777)
Other expenses	(4,064)	--
Total Other (Expenses) Income, net	(551,820)	93,422

NET (LOSS) INCOME BEFORE TAXES AND MINORITY INTERESTS	(596,130)	809,034

Income tax expense	7,718	(313,494)

Minority interests	83,774	5,727
NET INCOME	$(504,638)	$501,267

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	92,544	43,300

COMPREHENSIVE (LOSS) INCOME	$(412,094)	$544,567

Net income per share-basic - two classes method	$0.00	$0.02

Net income per share-diluted	$0.00	$0.01

Weighted average number of shares outstanding during the period - basic	31,602,365	30,906,343

Number of preferred shares outstanding during the period	1,875,000	1,875,000

Weighted average number of shares outstanding during the period- diluted	47,866,247	40,339,795

The accompanying notes are an integral part of these consolidated financial statements.

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 and 2006
(UNAUDITED)

	2007	2006
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(504,638)	$501,267
Adjusted to reconcile net income to cash provided by operating activities:
Equity loss of affiliate	6,150	--
Amortization - cost of sales	--	119,087
Depreciation-cost of sales	715,906	474,723
Depreciation	28,992	22,989
Provision for doubtful debts	387,591	--
Stock issued for services	--	17,000
Amortization on stock compensation	15,900	--
Amortization of convertible debt discount	516,666	--
Minority interests	(83,774)	(5,727)
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(1,511,622)	(363,671)
Other receivables and prepaid expenses	(111,882)	(55,859)
Inventories	95,306	124,052
Other assets	83,898	--
Increase (decrease) in:
Accounts payable	700,559	771,813
Other payables and accrued liabilities	(93,564)	(210,220)
Business tax payable	(31,259)	--
Value added taxes payable	45,210	--
Income tax payable	21,048	359,047
Other tax payable	(5,409)	--
Net cash provided by operating activities	275,078	1,754,501

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in affiliates	(71,605)	(323,064)
Purchase of property and equipment	(457,519)	(1,457,460)
Net cash used in investing activities	(529,124)	(1,780,523)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related companies	144,359	18,356
Proceeds from stock issuance in private placement	--	387,500
Due to a director	(51,468)	--
Net cash provided by financing activities	92,891	405,856

EFFECT OF EXCHANGE RATE ON CASH	82,131	17,936

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(79,025)	397,770

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	402,591	1,123,912

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$323,566	$1,521,682

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

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

Also as stated in the Forms 8-K filed on March 27, 2008, the Company has also decided to restate the financial statements previously reported as at March 31, 2007 to record the interest cost out of the convertible feature for the convertible debenture issued in Nov 2006, which was previously unrecorded. The accounting treatment resulting in this restatement is in accordance with the US GAAP. The amount of interest cost is recognized as an interest charge in the income statement by way of a reduced convertible debenture balance and an increase in additional paid-in capital.  The financial statements are restated in note 10.

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

	Digitalization			Investments
	of Television	Television	Software	in Television
	Signals	Advertising	Development	Series	Other	Total
2007 (Restated)
Revenues	$1,723,053	$472,949	$9,260	$0	$0	$2,205,262
Gross profit	814,687	(66,676)	9,260	0	0	757,271
Net Income	464,272	(193,659)	(44,156)	(2,992)	(728,103)	(504,638)
Total assets	20,501,649	3,500,465	590,483	681,499	513,871	25,787,966
Capital expenditure	396,566	59,436	724	0	793	457,519
Depreciation and amortization	725,821	5,586	1,806	9,384	2,301	744,898

2006 (Restated)
Revenues	$1,767,208	$1,732,033	$22,851	$174,629	$0	$3,696,721
Gross profit	1,077,019	135,039	22,851	55,542	0	1,290,451
Net Income	632,841	(30,248)	(61,211)	82,905	(123,020)	501,267
Total assets	14,552,150	2,460,207	92,823	771,663	408,705	18,285,548
Capital expenditure	1,431,110	5,211	1,265	310,590	0	1,748,176
Depreciation and amortization	480,573	3,080	3,140	119,087	10,919	616,799

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

In accordance with paragraph 40 and 41 of SFAS 128 and EITF 03-6, basic and diluted earnings per share on a two classes method for the three months ended March 31, 2007 and 2006 are calculated as follows:

	2007	2006
	(Restated)
Earnings
Net Income	(504,638)	501,267

Basic - 2 classes method
Income available to common stockholders	(504,638)	501,267

Weighted-average common stock outstanding	31,602,365	30,906,343
Number of preferred stock	1,875,000	1,875,000
Weighted-average common stock outstanding - assume CD converted	6,888,882	-

Basic earnings per share - Common Stock	0.00	0.02
Basic earnings per share - Preferred Stock	0.00	0.02
Basic earnings per share - CD	0.00	-

Diluted
Income available to common stockholders	(504,638)	501,267
Income available to common stockholders & assumed CD converted	42,603	-

Diluted weighted-average common stock outstanding	47,866,247	40,339,795

Diluted earnings per share	0.00	0.01

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

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007 (UNAUDITED)

NOTE 10 - RESTATEMENT OF FINANCIAL STATEMENTS

The changes to financial statements are as follows:

	March 31, 2007
	Previously reported	Restated

TOTAL ASSETS	25,787,966	25,787,966

CURRENT LIABILITIES
Convertible debentures, net of discount	3,100,000	763,518
Other current liabilities	10,125,823	10,125,823
	$13,225,823	10,889,341

MINORITY INTERESTS	(87,677)	(87,677)

STOCKHOLDERS' EQUITY
Series A convertible preferred stock	1,875	1,875
Common stock	31,602	31,602
Additional paid-in capital	5,663,917	10,812,806
Deferred stock compensation	(68,900)	(68,900)
Retained earnings	6,953,997	4,141,590
Accumulated other comprehensive loss	67,329	67,329
Total Stockholders' Equity	12,649,820	14,986,302

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$25,787,966	$25,787,966

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007 (UNAUDITED)

	Three months ended March 31, 2007
	Previously reported	Restated

NET SALES	$2,205,262	$2,205,262

COST OF SALES	1,447,991	1,447,991

GROSS PROFIT	757,271	757,271

OPERATING EXPENSES	(801,581)	(801,581)

INCOME FROM OPERATION	(44,310)	(44,310)

OTHER INCOME (EXPENSES)	(35,154)	(551,820)

NET INCOME BEFORE TAXES AND MINORITY INTERESTS	(79,464)	(596,130)

Income tax expense	7,718	7,718
Minority interests	83,774	83,774
NET INCOME	$12,028	$(504,638)

Foreign currency translation gain	92,544	92,544

COMPREHENSIVE INCOME	104,572	(412,094)

Net income per share-basic – two classes method	$0.00	$0.00

Net income per share-diluted	$0.00	$0.00

Weighted average number of shares outstanding during the year - basic	31,602,365	31,602,365

Number of preferred shares outstanding during the year	1,875,000	1,875,000

Weighted average number of shares outstanding during the year- diluted	47,866,247	47,866,247

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

Net Loss

Net loss after tax was $504,638 (restated) for the three months period ended March 31, 2007, compared to the net income of $501,267 for the same period ended March 31, 2006. The increase in net loss was because of the reduction in income from operation (mainly on TV advertising business) and the increase in the amortization of convertible debt discount of $0.5 million.

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

Current Liabilities

Current Liabilities of the Company had increased by $1.5 million to $10.9 million (restated) during the first quarter of 2007. The increase was mainly attributable to the increase in account payables due to a STB supplier and an advertising contractor.

Liquidity and Capital Resources

On March 31, 2007, we had cash of $323,566 and a working capital surplus of $1,847,327 (restated). This compares with cash of $1,521,682 and a working capital surplus of $635,073 at March 31, 2006. The decrease in cash was mainly due to the increase in purchases of STBs in Nanhai project as compared with the same period of last year. The increase in working capital was mainly due to the increase in account payable for purchases of STB.

Operating activities had a net generation of cash in the amount of $275,078 during the three months ended March 31, 2007 (2006: $1,763,494) reflecting an excess of revenues over expenditure.

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

Date: May 6, 2008

/s/ Ng Chi Shing
-----------------------------
Ng Chi Shing
Chief Executive Officer

Date: May 6, 2008

/s/ Ng Chi Shingt
-----------------------------
Ng Chi Shing Chief Financial Officer