Form 10QSB/A
period 2007-06-30
CHINA DIGITAL MEDIA CORP
filed 2008-05-06
CIK 821524

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

(011) 852-2390-8600
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes No

Number of shares of common stock outstanding as of July 20, 2007: 31,602,365

Number of shares of preferred stock outstanding as of July 20, 2007: 1,875,000

EXPLANATORY NOTE

This Amendment No. 1 to this Quarterly Report of Form 10-QSB for the six months ended June, 2007 was filed in order to restate the consolidated financial statements as of and for the six months ended 30 June, 2007 to revise the accounting treatment for the interest cost out of the convertible feature of the debenture issued. The convertible debenture was issued in Nov 2006. As a result of discussion within our management team, the Company determined that the embedded conversion feature should be recorded based on the relative fair market value of the liability and equity portions.  Therefore, the debenture liabilities should be presented at less than their eventual maturity values. The liability and equity components are further reduced for issuance costs initially incurred. The discount of the liability component, net of issuance costs, as compared to maturity value is accreted by the effective interest method over the debenture term.

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

CHINA DIGITAL MEDIA CORPORATION

PART I

ITEM 1. Financial Statements

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2007 (RESTATED)
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$390,115
Accounts receivable, net of allowances	9,509,860
Inventories, net	406,454
Other receivables and prepaid expenses	448,681
Total Current Assets	10,755,110

Intangible assets	4,317,572
Investments in television series, net	633,717
Investments in affiliates	157,520
Property and equipment, net	11,309,249
Deferred tax asset	196,576
Other assets	912,461
TOTAL ASSETS	$28,282,205

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Convertible debentures	$1,280,184
Accounts payable	4,495,082
Other payables and accrued liabilities	1,110,919
Due to a director	33,178
Due to related companies	736,258
Business tax payable	128,187
Value added taxes payable	22,369
Income tax payable	2,263,206
Other tax payable	23,099
Total Current Liabilities	10,092,482

COMMITMENTS AND CONTINGENCIES	--

MINORITY INTERESTS	(70,713)

STOCKHOLDERS' EQUITY
Series A convertible preferred stock ($0.001 par value, 40,000,000 shares authorized, 1,875,000 shares issued and outstanding as of June 30, 2007)	1,875
Common stock ($0.001 par value, 500,000,000 shares authorized, 31,602,365 shares issued and outstanding as of June 30, 2007)	31,602
Common stock to be issued ($0.001 par value, 10,000,000 shares)	10,000
Additional paid-in capital	14,562,806
Deferred stock compensation	(53,000)
Retained earnings
Unappropriated	2,091,790
Appropriated	1,521,999
Accumulated other comprehensive loss	93,364
Total Stockholders' Equity	18,260,436

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,282,205

The accompanying notes are an integral part of these consolidated financial statements.

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Restated)	(Restated)	(Restated)	(Restated)

NET SALES
Revenue from digitalization of television signals	$1,357,890	$2,151,935	$2,757,703	$3,607,306
Revenue from television advertising	372,257	1,994,673	845,206	3,726,706
Revenue from software development	12,760	10,372	22,020	33,223
Revenue from investments in television series	--	391	--	175,020
Government grant received	333,316	313,233	656,556	625,070
	2,076,223	4,470,604	4,281,485	8,167,325
COST OF SALES
Cost of Sales - digitalization of television signals	(155,919)	(353,585)	(348,379)	(569,052)
Depreciation - digitalization of television signals	(755,993)	(575,563)	(1,471,899)	(1,050,286)
Cost of Sales - television advertising	(251,784)	(1,654,625)	(791,409)	(3,251,618)
Cost of Sales - software development	--	(43)	--	(43)
Cost of Sales - investment in television series	--	(303)	--	(119,390)
GROSS PROFIT	912,527	1,886,485	1,669,798	3,176,936

OPERATING EXPENSES
Selling, general and administrative expenses	(746,085)	(652,092)	(1,518,674)	(1,203,941)
Depreciation and amortization	(30,705)	(26,929)	(59,697)	(49,918)
Total Operating Expenses	(776,790)	(679,021)	(1,578,371)	(1,253,859)

INCOME FROM OPERATION	135,736	1,207,464	91,427	1,923,077

OTHER INCOME (EXPENSES)
Equity in loss of affiliates	(28,680)	(1,402)	(34,830)	(1,402)
Interest income	627	8,266	1,100	25,518
Other income	14,441	174	23,268	78,121
Amortization of convertible debt discount	(516,666)	--	(1,033,332)	--
Interest expenses	(31,518)	--	(63,028)	--
Interest paid to related companies and directors	(3,014)	(4,657)	(5,744)	(6,434)
Other expenses	(27,252)	--	(31,316)	--
Total Other (Expenses) Income , net	(592,062)	2,381	(1,143,882)	95,803

NET (LOSS) INCOME BEFORE TAXES AND MINORITY INTERESTS	(456,326)	1,209,845	(1,052,455)	2,018,880

Income tax expense	(54,511)	(382,608)	(46,794)	(696,102)

Minority interests	(16,964)	14,193	66,810	19,920
NET (LOSS) INCOME	$(527,801)	$841,430	$(1,032,439)	$1,342,698

OTHER COMPREHENSIVE GAIN (LOSS)
Foreign currency translation gain	26,035	(42,940)	118,579	360

COMPREHENSIVE (LOSS) INCOME	$(501,766)	$798,490	$(913,860)	$1,343,058

Net income per share-basic - two classes method	$-0.01	$-0.03	$-0.02	$-0.04

Net income per share - diluted	$0.00	$-0.02	$0.00	$-0.03

Weighted average number of shares outstanding during the period - basic	36,010,967	31,700,698	33,806,666	31,332,747

Number of preferred shares outstanding during the period	1,875,000	1,875,000	1,875,000	1,875,000

Weighted average number of shares outstanding during the period- diluted	52,274,849	41,075,698	50,070,548	40,707,747

The accompanying notes are an integral part of these consolidated financial statements.

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	2007	2006
	(Restated)	(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,032,439)	$1,342,698

Adjusted to reconcile net income to cash provided by operating activities:
Equity in loss of affiliate	34,830	1,402
Amortization - cost of sales	--	108,244
Depreciation-cost of sales	1,471,899	1,050,286
Depreciation and amortization	59,697	49,918
Provision for doubtful debts	363,509	--
Stock issued for services	--	60,200
Amortization on stock compensation	31,800	--
Amortization of convertible debt discount	1,033,332	--
Minority interests	(66,810)	(19,920)
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(45,691)	(2,991,892)
Other receivables and prepaid expenses	62,589	(360,527)
Inventories	69,027	(739,279)
Deferred tax asset	(196,576)	--
Other assets	147,033	(89,744)
Increase (decrease) in:
Due to a stockholder	--	71,238
Due to a related company	--	20,332
Accounts payable	(1,473,696)	4,514,200
Other payables and accrued liabilities	751,084	2,340
Business tax payable	(137,468)	--
Value added taxes payable	63,210	62,020
Income tax payable	308,406	723,105
Other tax payable	11,591	--
Net cash used in provided by operating activities	(46,840)	3,804,621

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash inflow from business combination (see Note 2)	61	--
Investments in affiliates	195,633	(179,350)
Purchase of property and equipment	(579,394)	(4,858,352)
Net cash used in investing activities	(383,700)	(5,037,702)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related companies	355,772	128,684
Proceeds from stock issuance in private placement	--	387,500
Minority interests	24,802	122,514
Due to directors	(51,478)	--
Net cash provided by financing activities	329,096	638,698

EFFECT OF EXCHANGE RATE ON CASH	88,968	(57,063)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(12,476)	(651,446)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	402,591	1,123,912

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$390,115	$472,466

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$--	$--
Cash paid for income tax	$--	$--

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

	Digitalization			Investments
	of Television	Television	Software	in Television
	Signals	Advertising	Development	Series	Other	Total
2007(Restated)
Revenues	$3,414,259	$845,206	$22,020	$--	$--	$4,281,485
Gross profit	1,593,981	53,797	22,020	--	--	1,669,798
Net Income	822,393	(258,193)	(92,420)	(4,479)	(1,499,740)	(1,032,439)
Total assets	19,648,932	2,517,673	802,744	685,277	4,431,003	28,085,629
Capital expenditure	650,568	82,839	8,190	--	3,549	745,146
Depreciation and amortization	1,492,365	11,601	3,856	19,061	4,713	1,531,596

2006 (Restated)
Revenues	$4,232,376	$3,726,706	$33,223	$175,020	$--	$8,167,325
Gross profit	2,613,038	475,088	33,180	55,630	--	3,176,936
Net Income	1,466,541	77,606	(140,601)	66,345	(127,193)	1,342,698
Total assets	18,746,860	3,537,762	68,235	929,611	553,016	23,835,484
Capital expenditure	4,843,604	12,679	2,069	--	--	4,858,352
Depreciation and amortization	1,171,910	8,120	6,371	18,147	3,900	1,208,448

NOTE 5 – EARNINGS PER SHARE

As of June 30, 2007, the Company has outstanding:

•	31,602,365 shares of common stock;
•	1,875,000 shares of preferred stock;
•	6,888,882 shares of common stock to be issued upon conversion of convertible debenture;
•	warrants to purchase 6,888,882 shares of common stock at an exercise price of $0.80 per share, expire in November 2012;
•	warrants to purchase 6,888,882 shares of common stock at an exercise price of $1.20 per share, expire in November 2012;
•	warrants to purchase 3,444,441 shares of common stock at an exercise price of $2.25 per share, expire in November 2012; and
•	10,000,000 shares of common stock to be issued for the acquisition of Maxcomm.

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 (UNAUDITED)

In accordance with paragraph 40 and 41 of SFAS 128 and EITF 03-6, basic and diluted earnings per share on a two classes method for the six months ended June 30, 2007 and 2006 are calculated as follows:

	2007	2006
	(Restated)	(Restated)
Earnings
Net (loss) income	(1,032,439)	1,342,698

Basic - 2 classes method
(Loss) income available to common stockholders	(1,032,439)	1,342,698

Weighted-average common stock outstanding	33,806,666	31,332,747
Number of preferred stock	1,875,000	1,875,000
Weighted-average common stock outstanding - assume CD converted	6,888,882	0

Basic earnings per share - Common Stock	-0.02	0.04
Basic earnings per share - Preferred Stock	-0.02	0.04
Basic earnings per share - CD	-0.02	0.00

Diluted
(Loss) income available to common stockholders	(1,032,439)	1,342,698
(Loss) income available to common stockholders & assumed CD converted	(970,948)	1,342,698

Diluted weighted-average common stock outstanding	50,070,548	40,707,747
Diluted earnings per share	0.00	0.03

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

NOTE 10 - RESTATEMENT OF FINANCIAL STATEMENTS

As stated in the Forms 8-K filed on March 27, 2008, the Company has also decided to restate the financial statements previously reported as at 30 September 2007 to record the interest cost out of the convertible feature for the convertible debenture issued in Nov 2006, which was previously unrecorded. The accounting treatment resulting in this restatement is in accordance with the US GAAP. The amount of interest cost is recognized as an interest charge in the income statement by way of a reduced convertible debenture balance and an increase in additional paid-in capital.

The changes to financial statements are as follows:

	June 30, 2007
	Previously reported	Restated

TOTAL ASSETS	28,282,205	28,282,205

CURRENT LIABILITIES
Convertible debentures, net of discount	3,100,000	1,280,184
Other current liabilities	9,367,333	9,367,333
	$12,467,333	10,647,517

MINORITY INTERESTS	(70,713)	(70,713)

STOCKHOLDERS' EQUITY
Series A convertible preferred stock	1,875	1,875
Common stock	31,602	31,602
Common stock to be issued	10,000	10,000
Additional paid-in capital	9,413,917	14,562,806
Deferred stock compensation	(53,000)	(53,000)
Retained earnings	6,942,862	3,613,789
Accumulated other comprehensive loss	93,364	93,364
Total Stockholders' Equity	16,440,620	18,260,436

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,282,205	$28,282,205

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 (UNAUDITED)

	Three months ended June 30, 2007		Six months ended June 30, 2007
	Previously reported	Restated	Previously reported	Restated

NET SALES	$2,076,223	$2,076,223	$4,281,485	$4,281,485

COST OF SALES	1,163,696	1,163,696	2,611,687	2,611,687

GROSS PROFIT	912,527	912,527	1,669,798	1,669,798

OPERATING EXPENSES	(776,790)	(776,790)	(1,578,371)	(1,578,371)

INCOME FROM OPERATION	135,736	135,736	91,427	91,427

OTHER INCOME (EXPENSES)	(75,396)	(592,062)	(110,550)	(1,143,882)

NET INCOME BEFORE TAXES AND MINORITY INTERESTS	60,340	(456,326)	(19,123)	(1,052,455)

Income tax expense	(54,511)	(54,511)	(46,794)	(46,794)
Minority interests	(16,964)	(16,964)	66,810	66,810
NET INCOME	$(11,135)	$(527,801)	$893	$(1,032,439)

Foreign currency translation gain (loss)	26,035	26,035	118,579	118,579

COMPREHENSIVE INCOME	14,900	(501,766)	119,472	(913,860)

Net income per share-basic - two classes method	$0.00	$-0.01	$0.00	$-0.02

Net income per share-diluted	$0.00	$0.00	$0.00	$0.00

Weighted average number of shares outstanding during the year - basic	36,010,967	36,010,967	33,806,666	33,806,666

Number of preferred shares outstanding during the year	1,875,000	1,875,000	1,875,000	1,875,000

Weighted average number of shares outstanding during the year- diluted	52,274,849	52,274,849	50,070,548	50,070,548

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

Net Income

The Company had a net loss of $527,801 (restated) and net income of $1,032,439 (restated) for the three months and six months period ended June 30, 2007 respectively, compared to net income of $841,430 and $1,342,698 for the same periods ended June 30, 2006. The decrease in net income was because of the reduction in income from operation, and increase in depreciation, interest expenses, amortization of convertible debt discount and share of loss of the equity JV though offset partially by reduction in provision made for income tax.

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

Current Liabilities

Current liabilities of the Company had reduced by $2.4 million to $10.1 million (restated) during the first half of 2007 which is mainly due to the reduction in accounts payable by $1.5 million and the decrease of convertible debenture amount out of the discounting effect of its convertible feature by $1.8m.

Liquidity and Capital Resources

On June 30, 2007, we had cash of $390,115 and a working capital surplus of $662,628 (restated).  These compare with cash of $472,466 and a working capital deficit of $1,437,167 at June 30, 2006. The increase in working capital was mainly attributable to the decrease of account payable by $2.0million.

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

CHINA DIGITAL MEDIA CORPORATION
(Registrant)

Date: May 6, 2008	/s/ Ng Chi Shing
Ng Chi Shing
Chief Executive Officer

Date: May 6, 2008	/s/ Ng Chi Shing
Ng Chi Shing
Chief Financial Officer