Form 10QSB/A
period 2007-09-30
CHINA DIGITAL MEDIA CORP
filed 2008-05-06
CIK 821524

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

EXPLANATORY NOTE

This Amendment No. 1 to this Quarterly Report of Form 10-QSB for the nine months ended September, 2007 was filed in order to restate the consolidated financial statements as of and for the nine months ended 30 September, 2007 to revise the accounting treatment for the interest cost out of the convertible feature of the debenture issued.  The convertible debenture was issued in Nov 2006. As a result of discussion within our management team, the Company determined that the embedded conversion feature should be recorded based on the relative fair market value of the liability and equity portions. Therefore, the debenture liabilities should be presented at less than their eventual maturity values. The liability and equity components are further reduced for issuance costs initially incurred. The discount of the liability component, net of issuance costs, as compared to maturity value is accreted by the effective interest method over the debenture term.

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

CHINA DIGITAL MEDIA CORPORATION

PART I

ITEM 1. FINANCIAL STATEMENTS

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2007 (RESTATED)
(UNAUDITED)

(Restated)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$406,679
Accounts receivable, net of allowances	9,700,914
Inventories, net	657,392
Other receivables and prepaid expenses	995,689
Value added taxes recoverable	25,077
Total Current Assets	11,785,751

INTANGIBLE ASSETS	4,448,791
INVESTMENTS IN TELEVISION SERIES, NET	641,969
PROPERTY AND EQUIPMENT, NET	10,613,748
DEFERRED TAX ASSET	152,224
OTHER ASSETS	902,990
TOTAL ASSETS	$28,545,473

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Convertible debentures	$1,796,851
Accounts payable	4,743,823
Other payables and accrued liabilities	1,623,746
Due to a director	167,167
Due to related companies	376,947
Business tax payable	112,152
Income tax payable	2,333,558
Other tax payable	9,940
Total Current Liabilities	11,164,184

STOCKHOLDERS' EQUITY
Series A convertible preferred stock ($0.001 par value, 40,000,000 shares authorized, 1,875,000 shares issued and outstanding as of September 30, 2007)	1,875
Common stock ($0.001 par value, 500,000,000 shares authorized, 31,602,365 shares issued and outstanding as of September 30, 2007)	31,602
Common stock to be issued ($0.001 par value, 10,000,000 shares)	10,000
Additional paid-in capital	14,562,806
Deferred stock compensation	(37,100)
Retained earnings
Unappropriated	1,352,923
Appropriated	1,521,999
Accumulated other comprehensive loss	(62,816)
Total Stockholders' Equity	17,381,289

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,545,473

The accompanying notes are an integral part of these consolidated financial statements.

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	For the three months Ended		For the nine months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Restated)	(Restated)	(Restated)	(Restated)

NET SALES
Revenue from digitalization of television signals	$1,361,511	$1,906,869	$4,119,214	$5,514,175
Revenue from television advertising	33,493	1,862,009	330,791	5,470,873
Revenue from software development	168	8,284	22,188	41,507
Revenue from investments in television series	-	90,510	-	265,530
Government grant received	320,546	323,252	977,102	948,322
	1,715,718	4,190,924	5,449,295	12,240,407
COST OF SALES
Cost of Sales - digitalization of television signals	(189,612)	(339,197)	(537,990)	(908,249)
Depreciation - digitalization of television signals	(817,728)	(674,141)	(2,289,627)	(1,724,427)
Cost of Sales - television advertising	2,433	(1,889,649)	(307,394)	(4,791,220)
Cost of Sales - software development	-	(11)	-	(54)
Cost of Sales - investment in television series	-	(61,552)	-	(180,942)
GROSS PROFIT	710,811	1,226,374	2,314,284	4,635,515

OPERATING EXPENSES
Selling, general and administrative expenses	(1,279,662)	(618,924)	(2,539,668)	(1,709,230)
Depreciation and amortization	(24,679)	282,159	(72,775)	(89,213)
Total Operating Expenses	(1,304,341)	(336,765)	(2,612,443)	(1,798,443)

(LOSS) INCOME FROM OPERATION	(593,530)	889,609	(298,159)	2,837,072

OTHER INCOME (EXPENSES)
Equity loss of affiliates	--	--	(22,396)	--
Interest income	796	267	1,666	25,631
Other income	40,773	1,899	63,831	80,020
Amortization of convertible debt discount	(516,666)	--	(1,549,998)	--
Interest expenses	(32,087)	(4,948)	(95,115)	(4,948)
Interest paid to related companies and directors	(4,293)	(4,045)	(10,037)	(10,479)
Other expenses	2,411	-	(28,905)	--
Total Other (Expenses) Income, net	(509,066)	(6,827)	(1,640,954)	90,224

NET (LOSS) INCOME BEFORE TAXES	(1,102,596)	882,782	(1,939,113)	2,927,296
Income tax expense	(82,334)	(191,386)	(129,128)	(887,488)
NET (LOSS) INCOME FROM CONTINUING OPERATIONS	(1,184,930)	691,396	(2,068,241)	2,039,808

DISCONTINUED OPERATIONS
Equity (loss) gain of affiliates	(2,104)	253	(14,538)	(1,149)
Loss from subsidiary	-	(41,376)	-	(45,688)
Gain on disposal of subsidiary	362,109	-	225,415	-
Gain on disposal of affiliate	86,059	-	86,059	-
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	446,064	(41,123)	296,936	(46,837)

NET (LOSS) INCOME	$(738,866)	$650,273	$(1,771,305)	$1,992,971

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	(156,180)	(48,723)	(37,601)	(48,363)

COMPREHENSIVE (LOSS) INCOME	$(895,046)	$601,550	$(1,808,906)	$1,944,608

Net income per share-basic - two classes method	$-0.01	$0.02	$-0.04	$0.06

Net income per share-diluted	$0.00	$0.02	$0.00	$0.05

Weighted average number of shares outstanding during the period - basic	41,602,365	31,748,365	36,405,232	31,471,286

Number of preferred shares outstanding during the period	1,875,000	1,875,000	1,875,000	1,875,000

Weighted average number of shares outstanding during the period- diluted	57,866,247	41,220,139	52,669,114	40,878,544

The accompanying notes are an integral part of these consolidated financial statements.

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	2007	2006
	(Restated)	(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,771,305)	$1,992,971
Adjusted to reconcile net income to cash provided by operating activities:
Equity loss of affiliate	36,934	1,149
Amortization - cost of sales	-	160,892
Depreciation-cost of sales	2,289,627	1,724,427
Depreciation and amortization	72,775	98,101
Provision for doubtful debts	977,972	-
Gain on disposal of interest in subsidiary	(255,415)	-
Gain on disposal of affiliate	(86,059)	-
Stock issued for services	-	128,500
Amortization on stock compensation	47,700	-
Amortization of convertible debt discount	1,549,998	-
Minority interests	-	(63,322)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(890,135)	(5,165,390)
Other receivables and prepaid expenses	(650,165)	(705,200)
Inventories	(181,911)	(102,984)
Deferred tax asset	(152,224)	-
Other assets	156,504	-
Increase (decrease) in:
Due to a related company	-	(125,602)
Accounts payable	(1,147,515)	3,462,529
Other payables and accrued liabilities	(161,599)	996,543
Business tax payable	(153,503)	-
Value added taxes payable	38,133	(7,690)
Income tax payable	378,758	936,224
Other tax payable	(23,937)	-
Net cash provided by operating activities	74,633	3,331,148

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash inflow from business combination (Note 2)	61	-
Disposal (acquisition) of affiliates	265,924	(323,128)
Investment in affiliate	360,684	-
Disposal of subsidiary (Note 5)	87,333	-
Purchase of property and equipment	(1,470,751)	(5,590,817)
Net cash used in investing activities	(756,749)	(5,913,945)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related companies	(3,539)	-
Proceeds from stock issuance in private placement	-	387,500
Proceeds from convertible debentures	-	1,100,000
Minority interests	92,918	122,514
Due to a stockholder	779,101	-
Due to a director	82,511	84,472
Net cash provided by financing activities	950,991	1,694,486

EFFECT OF EXCHANGE RATE ON CASH	(264,787)	14,662

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,088	(873,649)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	402,591	1,124,912

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$406,679	$251,263

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

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

	Digitalization of Television Signal	Television Advertising	Software Development	Investments in Television Series	Other	Total

2007 (Restated)
Revenues	$5,096,316	$330,791	$22,188	$-	$-	$5,449,295
Gross profit	2,268,699	23,397	22,188	-	-	2,314,284
Net Income (Loss)	934,754	(512,663)	(144,672)	(101,358)	(1,947,367)	(1,771,305)
Total assets	21,135,031	265,417	1,453,152	954,703	4,737,170	28,545,473
Capital expenditure	1,402,139	(584,613)	17,376	390	7,600	842,892
Depreciation and amortization	2,320,525	-	6,151	28,373	7,353	2,362,402

2006 (Restated)
Revenues	$6,462,497	$5,470,873	$41,507	$265,530	$-	$12,240,407
Gross profit	3,629,594	581,826	339,507	84,588	-	4,635,515
Net Income	2,094,083	137,843	(105,829)	83,094	(216,220)	1,992,971
Total assets	18,950,123	4,420,163	52,965	1,100,684	862,555	25,386,490
Capital expenditure	5,061,156	416,272	3,507	104,137	5,745	5,590,817
Depreciation and amortization	1,919,918	20,166	9,730	27,532	6,074	1,983,420

NOTE 7 – EARNINGS PER SHARE

As of September 30, 2007, the Company has outstanding:

-	31,602,365 shares of common stock;

-	1,875,000 shares of preferred stock;

-	6,888,882 shares of common stock to be issued upon conversion of convertible debenture;

-	warrants to purchase 7,333,323 shares of common stock at an exercise price of $0.80 per share, expire in November 2012;

-	warrants to purchase 7,333,323 shares of common stock at an exercise price of $1.20 per share, expire in November 2012;

-	warrants to purchase 3,666,662 shares of common stock at an exercise price of $2.25 per share, expire in November 2012;

-	warrants to purchase 100,000 shares of common stock at an exercise price of $1.50 per share, expire in July 2011; and

-	10,000,000 shares of common stock to be issued for the acquisition of Maxcomm.

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007 (UNAUDITED)

In accordance with paragraph 40 and 41 of SFAS 128 and EITF 03-6, basic and diluted earnings per share on a two classes method for the nine months ended September 30, 2007 and 2006 are calculated as follows:

	2007	2006
	(Restated)	(Restated)
Earnings
Net (Loss)/Income	(1,771,305)	1,992,971

Basic - 2 classes method
(Loss) / Income available to common stockholders	(1,771,305)	1,992,971

Weighted-average common stock outstanding	36,405,232	31,471,286
Number of preferred stock	1,875,000	1,875,000
Weighted-average common stock outstanding - assume CD converted	6,888,882	0

Basic earnings per share - Common Stock	-0.04	0.06
Basic earnings per share - Preferred Stock	-0.04	0.06
Basic earnings per share - CD	-0.04	0.00

Diluted
(Loss) / Income available to common stockholders	(1,771,305)	1,992,971
(Loss) / Income available to common stockholders & assumed CD converted	(128,562)	1,992,971

Diluted weighted-average common stock outstanding	52,669,114	40,878,544

Diluted earnings per share	0.00	0.05

Warrants to purchase 7,333,323 shares of common stock at $0.80 per share, 7,333,323 shares of common stock at $1.20 per share, 3,666,662 shares of common stock at $2.25 per share, and 100,000 shares of common stock at $1.50 per share were outstanding as of September 30, 2007 but were not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the market price of the common shares.

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

The changes to financial statements are as follows:

	September 30, 2006
	Previously reported	Restated

CURRENT ASSETS	11,831,309	11,825,373

PROPERTY AND EQUIPMENT, NET	13,358,246	12,236,394
OTHER ASSETS	1,324,723	1,324,723
TOTAL ASSETS	$26,514,278	$25,386,490

LIABILITIES	12,988,368	12,616,198

MINORITY INTERESTS	87,249	87,249

STOCKHOLDERS' EQUITY
Series A convertible preferred stock	1,875	1,875
Common stock	31,757	31,757
Additional paid-in capital	5,939,862	5,939,862
Deferred stock compensation	(1,333)	(1,333)
Retained earnings	7,553,569	6,797,951
Accumulated other comprehensive loss	(87,069)	(87,069)
Total Stockholders' Equity	13,438,661	12,683,043

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$26,514,278	$25,386,490

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007 (UNAUDITED)

	Three months ended September 30, 2006		Nine months ended September 30, 2006
	Previously reported	Restated	Previously reported	Restated

NET SALES	$4,269,045	$4,190,924	$12,318,528	$12,240,407

COST OF SALES	(3,957,537)	(2,964,550)	(7,875,084)	(7,604,892)

GROSS PROFIT	311,508	1,226,374	4,443,444	4,635,515

OPERATING EXPENSES	568,261	(336,765)	(1,783,338)	(1,798,443)

INCOME FROM OPERATION	879,769	889,609	2,660,106	2,837,072

OTHER INCOME (EXPENSES)	(84,948)	(6,827)	12,103	90,224

NET INCOME BEFORE TAXES AND DISCONTINUED OPERATION	794,821	882,782	2,672,209	2,927,296

Income tax expense	(162,358)	(191,386)	(803,309)	(887,488)
Loss from discontinued operations	(41,124)	(41,124)	(46,837)	(46,837)
NET INCOME	$591,339	$650,272	$1,822,063	$1,992,971

Foreign currency translation gain (loss)	(48,723)	(48,723)	(48,363)	(48,363)

COMPREHENSIVE INCOME	542,616	601,549	1,773,690	1,944,608

Net income per share-basic - two classes method	$0.02	$0.02	$0.05	$0.06

Net income per share-diluted	$0.01	$0.02	$0.04	$0.05

Weighted average number of shares outstanding during the year - basic	31,748,365	31,748,365	31,471,286	31,471,286

Number of preferred shares outstanding during the year	1,875,000	1,875,000	1,875,000	1,875,000

Weighted average number of shares outstanding during the year- diluted	41,220,139	41,220,139	40,878,544	40,878,544

Secondly, as stated in the Forms 8-K filed on March 27, 2008, the Company has also decided to restate the financial statements previously reported as at 30 September 2007 to record the interest cost out of the convertible feature for the convertible debenture issued in Nov 2006, which was previously unrecorded. The accounting treatment resulting in this restatement is in accordance with the US GAAP. The amount of interest cost is recognized as an interest charge in the income statement by way of a reduced convertible debenture balance and an increase in additional paid-in capital.

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007 (UNAUDITED)

The changes to financial statements are as follows:

	September 30, 2007
	Previously reported	Restated

TOTAL ASSETS	28,545,473	28,545,473

CURRENT LIABILITIES
Convertible debentures	3,100,000	1,796,851
Other current liabilities	9,367,333	9,367,333
	$12,467,333	11,164,184

MINORITY INTERESTS	--	--

STOCKHOLDERS' EQUITY
Series A convertible preferred stock	1,875	1,875
Common stock	31,602	31,602
Common stock to be issued	10,000	10,000
Additional paid-in capital	9,413,917	14,562,806
Deferred stock compensation	(37,100)	(37,100)
Retained earnings	6,720,662	6,720,662
Accumulated other comprehensive loss	(62,816)	(62,816)
Total Stockholders' Equity	16,078,140	17,381,289

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,545,473	$28,545,473

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007 (UNAUDITED)

	Three months ended September 30, 2007		Nine months ended September 30, 2007
	Previously reported	Restated	Previously reported	Restated

NET SALES	$1,715,718	1,715,718	5,449,295	5,449,295

COST OF SALES	1,004,907	1,004,907	3,135,011	3,135,011

GROSS PROFIT	710,811	710,811	2,314,284	2,314,284

OPERATING EXPENSES	(1,304,341)	(1,304,341)	(2,612,443)	(2,612,443)

LOSS FROM OPERATION	(593,530)	(593,530)	(298,159)	(298,159)

OTHER INCOME (EXPENSES)	7,600	(509,066)	(90,956)	(1,640,954)

NET LOSS BEFORE TAXES	(585,930)	(1,102,596)	(389,115)	(1,939,113)

Income tax expense	(82,334)	(82,334)	(129,128)	(129,128)

NET LOSS FROM CONTINUING OPERATIONS	(668,264)	(1,184,930)	(518,243)	(2,068,241)

Income from discontinued operations	446,064	446,064	296,936	296,936
NET LOSS	$(222,200)	(738,866)	(221,307)	(1,771,305)

Foreign currency translation loss	(156,180)	(156,180)	(37,601)	(37,601)

COMPREHENSIVE LOSS	(378,380)	(895,046)	(258,908)	(1,808,906)

Net income per share-basic - two classes method	$0.00	$-0.01	$0.00	$-0.04

Net income per share - diluted	$0.00	$0.00	$0.00	$0.00

Weighted average number of shares outstanding during the year - basic	41,602,365	41,602,365	36,405,232	36,405,232

Number of preferred shares outstanding during the year	1,875,000	1,875,000	1,875,000	1,875,000

Weighted average number of shares outstanding during the year - diluted	57,866,247	57,866,247	52,669,114	52,669,114

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

Net Income

The Company had a restated net loss of $738,866 and $1,771,304 for the three month and nine month periods ended September 30, 2007 respectively, compared to net income of $650,273 and $1,992,971 for the same periods ended September 30, 2006. The decrease in net income is because of the reduction in net sales from operation, increase in general expenses and the amortization of the convertible debt discount of $516,666 and $1,549,998 for the three month and nine month periods ended September 30, 2007 respectively.

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

Current Liabilities

Current liabilities of the Company were reduced by $1.7 million to $11.2 million (restated) during the first nine months of 2007 which was mainly due to the reduction in accounts payable.

Liquidity and Capital Resources

On September 30, 2007, we had cash on hand of $406,679 and a working capital surplus of $621,567 (restated).  This compares with cash of $402,591 and working capital deficit of $790,825 at September 30, 2006. The increase in working capital was mainly attributable to the reduction in account payable by $2.9 million and notes payable by $1.1 million which is offset by the increase of convertible debenture by $1.8 million.

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