Form 10-Q
period 2008-03-31
CHINA DIGITAL MEDIA CORP
filed 2008-05-19
CIK 821524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(011) 852-2390-8600
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒

Number of shares of common stock outstanding as of April 30, 2008: 42,645,653

Number of shares of preferred stock outstanding as of April 30, 2008: 1,875,000

CHINA DIGITAL MEDIA CORPORATION

INDEX TO FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA DIGITAL MEDIA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$174,899	$334,410
Accounts receivable, net of allowances	1,674,730	1,851,193
Inventories, net	634,314	781,561
Other receivables and prepaid expenses	447,281	500,229
Value added taxes recoverable	-	45,530
Total Current Assets	2,931,224	3,512,923

ACCOUNTS RECEIVABLE, long-term portion	8,094,952	7,781,997
INTANGIBLE ASSETS	4,321,276	4,320,924
INVESTMENTS IN TELEVISION SERIES, NET of impairment of $223,421	-	-
PROPERTY AND EQUIPMENT, NET	14,024,737	13,193,066
DEFERRED TAX ASSET	-	123,982
OTHER ASSETS	95,099	124,471
TOTAL ASSETS	$29,467,288	$29,057,363

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Convertible debentures, net of discount	$2,706,798	$2,212,631
Accounts payable	4,698,299	5,109,728
Other payables and accrued liabilities	789,514	707,932
Due to directors	344,324	241,239
Due to a stockholder	295,527	384,581
Due to related companies	724,090	730,831
Business and other tax payable	14,145	157,646
Value added taxes payable	1,822	-
Income tax payable	1,558,902	2,082,349
Total Current Liabilities	11,133,421	11,626,937

LONG TERM LIABILITIES
Accounts payable	1,068,034	619,100

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Series A convertible preferred stock ($0.001 par value, 40,000,000 shares authorized,1,875,000 shares issued and outstanding as of March 31, 2008 and December 31, 2007)	1,875	1,875
Common stock ($0.001 par value, 500,000,000 shares authorized, 42,645,653 shares issued and outstanding as of March 31, 2008 and 42,117,057 shares issued and outstanding as of December 31, 2007, respectively)	42,646	42,117
Additional paid-in capital	14,931,257	14,836,639
Deferred stock compensation	(5,300)	(21,200)
Retained earnings
Unappropriated	(1,217,612)	(970,704)
Appropriated	1,521,997	1,521,997
Accumulated other comprehensive income	1,990,970	1,400,602
Total Stockholders' Equity	17,265,833	16,811,326

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$29,467,288	$29,057,363

The accompanying notes are an integral part of these consolidated financial statements.

CHINA DIGITAL MEDIA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	2008	2007
		(Restated)

NET SALES
Revenue from digitalization of television signals	$1,551,472	$1,399,813
Revenue from television advertising	90,583	246,080
Revenue from software development	10,316	9,260
Government grant received	-	323,240
	1,652,371	1,978,393
COST OF SALES
Cost of Sales - digitalization of television signals	(146,965)	(192,460)
Depreciation - digitalization of television signals	(950,163)	(715,906)
Cost of Sales - television advertising	(70,581)	(285,632)
	(1,167,709)	(1,193,998)
GROSS PROFIT	484,662	784,395

OPERATING EXPENSES
Selling, general and administrative expenses	(691,025)	(634,044)
Depreciation and amortization	(24,492)	(23,406)
Amortization of convertible debt discount	(494,167)	(516,666)
Total Operating Expenses	(1,209,684)	(1,174,116)

LOSS FROM OPERATION	(725,022)	(389,721)

OTHER INCOME (EXPENSES)
Interest income	1,208	341
Other income	58,905	8,671
Interest expenses	(30,309)	(31,510)
Interest paid to related companies and directors	(6,968)	(2,730)
Other expenses	(23,443)	(4,064)
Total Other Expenses , net	(607)	(29,292)

NET LOSS BEFORE TAX	(725,629)	(419,013)

Income tax income	478,721	7,718

NET LOSS FROM CONTINUING OPERATIONS	$(246,908)	$(411,295)

DISCONTINUED OPERATIONS
Equity loss of affiliates	-	(6,150)
Net loss from subsidiary	-	(170,967)
Minority interests	-	83,774
LOSS FROM DISCONTINUED OPERATIONS	-	(93,343)

NET LOSS	(246,908)	(504,638)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	590,368	92,544

COMPREHENSIVE INCOME (LOSS)	$343,460	$(412,094)

Net loss per share - basic - two classes method
- From continuing operations	$(0.00)	$(0.01)
- From discontinued operations	0.00	(0.00)

Net loss per share - diluted
- From continuing operations	$(0.00)	$(0.01)
- From discontinued operations	0.00	(0.00)

Weighted average number of shares outstanding during the period - basic	42,279,701	31,602,365

Weighted average number of shares outstanding during the period - diluted	42,279,701	31,602,365

The accompanying notes are an integral part of these consolidated financial statements.

CHINA DIGITAL MEDIA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	2008	2007
		(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(246,908)	$(504,638)
Adjusted to reconcile net income to cash provided by operating activities:
Equity loss of affiliate	-	6,150
Depreciation-cost of sales	950,163	715,906
Depreciation and amortization	24,492	23,406
Provision for doubtful debts	-	387,591
Amortization of convertible debt discount	494,167	516,666
Stock issued for debenture interest	95,147	-
Amortization on stock compensation	15,900	15,900
Minority interests	-	(83,774)
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(136,492)	(1,511,622)
Other receivables and prepaid expenses	52,948	(111,882)
Inventories	147,247	95,306
Deferred tax asset	123,982	-
Other assets	29,372	83,898
Increase (decrease) in:
Accounts payable	37,505	700,559
Other payables and accrued liabilities	81,582	(93,564)
Business tax payable	(143,501)	(31,259)
Value added taxes payable	47,352	45,210
Income tax payable	(523,447)	21,048
Other tax payable	-	(5,409)
Net cash provided by operating activities	1,049,509	269,492

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in affiliate	-	(71,605)
Purchase of property and equipment	(1,272,568)	(457,519)
Net cash used in investing activities	(1,272,568)	(529,124)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related companies	(6,741)	144,359
Due to a stockholder	(89,054)	-
Due to directors	103,085	(51,468)
Net cash provided by financing activities	7,290	92,891

EFFECT OF EXCHANGE RATE ON CASH	56,258	87,716

NET DECREASE IN CASH AND CASH EQUIVALENTS	(159,511)	(79,025)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	334,410	402,591

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$174,899	$323,566

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008 (UNAUDITED)

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's consolidated financial position at March 31, 2008, the consolidated results of operations for the three months ended March 31, 2008 and 2007, and consolidated statements of cash flows for the three months ended March 31, 2008 and 2007. The consolidated results for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2008. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2007 appearing in the Company's annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

(B) Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2008 include the unaudited financial statements of China Digital Media Corporation (“CDMC”) and its wholly owned or controlled subsidiaries, China Digimedia Holding Limited (“CDHL”), Arcotect (Guangzhou) Limited (“AGL”), Guangdong M-Rider Media Company (“M-Rider”), Digimedia Services (Shenzhen) Limited (“Digimedia Shenzhen”), Maxcomm Limited (“Maxcomm”), Arable Media Limited (“Arable”), Arable (Guangzhou) Limited (“Arable GZ”), and its 100% variable interest entity (“VIE”) in Guangdong HuaGuang DigiMedia Culture Development Limited (“HuaGuang”), (collectively, “the Company”).

The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2007 include the financial statements of CDMC and its wholly owned subsidiaries, CDHL, AGL, M-Rider, Digimedia Shenzhen, and its 100% VIE in HuaGuang, the 51% owned subsidiary of HuaGuang in Guizhou Guizhi Digimedia Advertising Company Limited (“Guishi Digimedia”), its 49% investment held by HuaGuang in Guizhou Guishi Huaguang Media Company Limited (“Guishi Huaguang”) and its 20% investment held by CDHL in Arable using the equity method.  The minority interests represent the minority shareholders’ 49% proportionate share of the results of Guishi Digimedia.

All significant inter-company balances and transactions have been eliminated in consolidation.

(C) Revenue Recognition

Digitalization of Television Signals

The Company entered into an agreement with Nanhai Network Company to assist its subscribers on the conversion of television signals from analog into digital by providing set-top-box (“STB”) and smart cards to the subscribers in Nanhai City on a lease basis. The Company is entitled to a portion of fees payable by the existing subscribers under a subscription agreement entered into between the subscribers and the Nanhai Network Company. Revenue is recognized on a straight line basis in accordance with the terms of the subscription agreement. The Company also sells STB and smart cards to new subscribers. Revenue arising from these services is recognized when the subscriber is invoiced for the STB and smart cards upon the completion of installation works.

In addition, the Company is entitled to be reimbursed for its operating expenses from Network Company in accordance to the subscription agreement. Revenue arising from costs reimbursement is recognized when the amounts are duly agreed upon between the Company and Network Company.

Government Grant

The local government of Nanhai City also approved a grant of Rmb10,000,000 each year for five years from 2004 to finance the purchase of STB and smart cards for sale and lease to subscribers. The grant is recognized as revenue on a straight line basis.  Such grant is received through the Nanhai Network Company.  Such grant is recognized as income once received.

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008 (UNAUDITED)
(continued)

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

Supplier rebate

Rebate or refund received by the Company from its supplier, either in cash or trade discount, will be considered as an adjustment of the prices of the supplier’s products purchased by the Company. Therefore, it will be characterized as (a) a reduction of cost of sales for subsequent selling of the products by the Company; or (b) a reduction of Property and Equipment for products booked as property and equipment of the Company and subject to deprecation in line with the depreciable life of the relevant products; or (c) a reduction of Inventories for products maintained in stock.

(D) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided on a straight-line basis, less estimated residual value over the assets’ estimated useful lives. The estimated useful lives are as follows: (a) Set Top Box ("STB") and smart cards - 5 years; (b) Motor vehicles - 10 years; and (c) Furniture, fixtures and equipment - 5 and 8 years.

Depreciation of STB

As required by SAB11:B, depreciation and amortization for property and equipment directly attributed to the generation of revenue are classified under “Cost of Sales”. Accordingly, depreciation of STB and smart cards of the Company is included in “Cost of Sales”.

(E) Valuation of Financial Instruments

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
AS OF MARCH 31, 2008 (UNAUDITED)
(continued)

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

(F) Restatement of Financial Statements

As stated in the Form 8-K filed on March 27, 2008, the Company has decided to restate certain financial statements previously reported to record the debenture interest costs and discount of the convertible feature of the debentures issued in November and December of 2006 and to reclassify the debentures as long-term liabilities.  The accounting treatment and reclassification resulting in this restatement is in accordance with SFAS No. 107 and 133.

(I) Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008 (UNAUDITED)
(continued)

NOTE 2 - SEGMENT INFORMATION

The Company operates in four reportable segments; digitalization of television signals, television advertising sales, software development, and investment in television series. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from operations. All inter-company transactions between segments have been eliminated on consolidation. As a result, the components of operating income for one segment may not be comparable to another segment. The following is an unaudited summary of our segment information for the three months ended March 31, 2008 and 2007:

	Digitalization			Investments
	of Television	Television	Software	in television
	Signals	Advertising	Development	series	Total
2008
Revenues	$1,551,472	$90,583	$10,316	$-	$1,652,371
Gross profit	454,344	20,002	10,316	-	484,662
Net Income (Loss)	160,699	(56,029)	310,887	(9,252)	406,305
Total assets	24,412,179	650,845	4,299,583	104,681	29,467,288
Capital expenditure	1,253,085	6,689	4,365	8,429	1,272,568
Depreciation and amortization	962,824	-	4,968	6,863	974,655

2007 (Restated)
Revenues	$1,723,053	$246,080	$9,260	$-	$1,978,393
Gross profit (Loss)	814,687	(39,552)	9,260	-	784,395
Net Income (Loss)	464,272	(100,316)	(44,016)	(2,992)	316,948
Total assets	20,501,649	3,477,078	1,127,741	681,499	25,787,966
Capital expenditure	396,566	59,436	1,517	-	457,519
Depreciation and amortization	725,821	5,586	4,107	9,384	744,898

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	2008	2007

Total net income for reportable segments	$406,305	$316,948
Unallocated amounts relating to corporate operations
Interest expenses	(29,650)	(14,376)
Amortization of convertible debt discount	(494,167)	(516,666)
Interest paid to related companies and directors	(6,968)	(2,730)
Loss from discontinued operations	-	(93,343)
Administration expenses	(96,540)	(174,416)
Professional fees	(19,066)	(20,055)
Others	(6,822)	-

Total net loss	$(246,908)	$(504,638)

NOTE 3 - EARNINGS PER SHARE

As of March 31, 2008, the Company has outstanding:

-	42,645,653 shares of common stock;
-	1,875,000 shares of preferred stock;
-	6,888,882 shares of common stock to be issued upon conversion of convertible debenture;
-	warrants to purchase 6,888,882 shares of common stock at an exercise price of $0.80 per share, expire in November 2012;
-	warrants to purchase 6,888,882 shares of common stock at an exercise price of $1.20 per share, expire in November 2012; and
-	warrants to purchase 3,444,441 shares of common stock at an exercise price of $2.25 per share, expire in November 2012.

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008 (UNAUDITED)
(continued)

In accordance with paragraph 40 and 41 of SFAS 128 and EITF 03-6, basic and diluted earnings per share on a two classes method for the three months ended March 31, 2008 and 2007 are calculated as follows:

	2008	2007
	(Unaudited)	(Restated)

Net Loss	$(246,908)	$(504,638)

Basic - 2 classes method
Loss available to common stockholders	$(246,908)	$(504,638)

Weighted-average common stock outstanding	42,279,701	31,602,365

Basic earnings per share - Common Stock
- From continuing operations	$(0.00)	$(0.01)
- From discontinued operations	$(0.00)	$(0.01)

Diluted
Loss available to common stockholders	$(246,908)	$(504,638)

Diluted weighted-average common stock outstanding	42,279,701	31,602,365

Diluted earnings per share
- From continuing operations	$(0.00)	$(0.01)
- From discontinued operations	$(0.00)	$(0.01)

Warrants to purchase 6,888,882 shares of common stock at $0.80 per share, 6,888,882 shares of common stock at $1.20 per share and 3,444,441 shares of common stock at $2.25 per share were outstanding as of March 31, 2008 but were not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the market price of the common shares.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Contingencies

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

The Company has made a settlement offer to the plaintiff of an amount equal to $9,000, and is awaiting the plaintiff’s response.  As part of any settlement, the Company will insist upon the execution and delivery of a binding release of all claims in favor of the Company. The Company has accrued $9,000 as at March 31, 2008.

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008 (UNAUDITED)
(continued)

NOTE 5 - COMMON STOCK

During the quarter ended March 31, 2008, the Company issued 528,596 restricted shares to one of the debenture holders as payment for the debenture interest.  The shares were issued at a price of $0.18 per share, and the issuance is exempt from registration pursuant to Regulation D under the Securities Act of 1933, as amended.

NOTE 6 - CONVERTIBLE DEBENTURE

The following is a summary of debenture as at March 31, 2008 and December 31, 2007.

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)

$2,150,000 Convertible Debentures, net of $135,000 conversions as of March 31, 2008 and December 31, 2007 and unamortized discount of $175,512 and $511,350 as of March 31, 2008 and December 31, 2007 respectively at 4% interest per annum due May 2008	$1,839,483	$1,503,650
$500,000 Convertible Debentures, net of unamortized discount of $43,519 and $126,852 as of March 31, 2008 and December 31, 2007 respectively at 4% interest per annum due May 2008	456,481	373,148
$200,000 Convertible Debentures, net of unamortized discount of $17,407 and $50,741 as of March 31, 2008 and December 31, 2007 at 4% interest per annum due May 2008	182,593	142,259
$150,000 Convertible Debentures, net of unamortized discount of $13,056 and $38,056 as of March 31, 2008 and December 31, 2007 respectively at 4% interest per annum due May 2008	136,944	111,944
$100,000 Convertible Debentures, net of unamortized discount of $8,704 and $24,370 as of March 31, 2008 and December 31, 2007 respectively at 4% interest per annum due June 2008	91,926	74,630
	$2,706,798	$2,212,631

For the fiscal quarter ended March 31, 2008, the Company has convertible debentures with total value of $2.965 million outstanding. The aforesaid convertible debentures were issued pursuant to the private equity financing where the Company sold a total 31 units of securities. Each unit consists of (i) an eighteen-month 4% interest bearing convertible debenture in the principal amount of $100,000, convertible at $0.45 per share, (ii) a six-year Class A warrant to purchase 222,222 shares of the Company’s common stock, par value $0.001 per share at an exercise price of $0.80 per share, a (iii) six-year Class B warrant to purchase 222,222 shares of the Company’s common stock at an exercise price of $1.20 per share, and (iv) a six-year Class C warrant to purchase 111,111 shares of the Company’s common stock at an exercise price of $2.25 per share. The securities issuable upon conversion of the debenture and exercise of the warrants are eligible for certain registration rights.

The Company has recorded a cost of $3.1 million for the convertible feature granted to the debenture holders.  The convertible feature is reflected as a discount on the debenture and is being amortized as over the term of the debenture.

Discount amortized for the three months ended March 31, 2008 and March 31, 2007 was $494,167 and $516,666 respectively.   Debenture interest accrued for the three months ended March 31, 2008 and March 31, 2007 was $51,167 and $45,578 respectively.

NOTE 8 - RELATED PARTY TRANSACTIONS

As of March 31, 2008, the Company owed two directors $344,324 for short-term advances.  Interest is charged at 5% per annum on the amount owed.

As of March 31, 2008, the Company owed to related companies $724,090 for short-term unsecured advances made. Interest is charged at 5% per annum on the amount owed.

As of March 31, 2007, the Company owed to a stockholder $295,527 for short-term advances made.  Interest is charged at 6% per annum on the amount owed.

NOTE 9 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $1,217,612 at March 31, 2008 that includes a net loss of $246,908 for the period ended March 31, 2008.  The Company’s total current liabilities exceed its total current assets by $8,202,197.  These factors raise substantial doubt about its ability to continue as a going concern.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We are hereby providing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward looking statements made in this quarterly report on Form 10-Q. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "likely will result", "are expected to", "will continue", "is anticipated", "estimated", "intends", "plans" and "projection") are not historical facts and may be forward-looking statements and involve estimates and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements.

We caution that the factors described herein, as well as the factors described generally in our Form 10-KSB for the year ended December 31, 2007, and specifically the factors described in such Form 10-KSB in the section entitled “Item 1. Business - Risk Factors”-, could cause actual results to differ materially from those expressed in any forward-looking statements and that the investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events or circumstances. Consequently, no forward-looking statement can be guaranteed.

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

We are engaged in the business of providing services to the television broadcasting and media industry in China through operations, partnerships and investments. The two main businesses of CDMC are:

•
Through a subsidiary, Arcotect (Guangzhou) Limited (“AGL”), converting digital cable television subscribers to digital television and providing various value added and broadband services to the digital subscribers;

•	Television advertising sales.

The Company’s business plan is to strengthen its branding and to enlarge its presence and involvement in the media industry. The Company will continue to focus its resources toward replicating its successful migration model to other cities of China, while seeking opportunities to form alliance with strong strategic partners.

Cable TV operational support services and digital broadcast technology development

AGL, a wholly owned foreign subsidiary of CDMC incorporated in China, is the sole contractor for providing digital television (“DTV”) operational supporting services in Nanhai, Guangdong Province, a city with over 410,000 residential and commercial cable television subscribers.

On February 6, 2004, we signed a 20-year Co-operative Agreement for Total Migration into DTV System for the Nanhai District and subsequently signed a supplementary agreement on July 8, 2005 (collectively, the “Co-operative Agreements”) with Nanhai Network Company, a city-owned cable network operator in Guangdong Province. Pursuant to the Co-operative Agreements, the Company is responsible for migrating all cable television subscribers in Nanhai from an analog to a digital system (“Migration”) by the end of 2007. Owing to certain technical issues of the local network upgrade of the Nanhai Network Company, the Migration completion date has been re-scheduled to the end of 2008. The Company entered into two supplementary agreements with the Nanhai Network Company in May and December 2007, pursuant to the Co-operative Agreements, for re-scheduling the Migration completion date to the end of 2008. As of March 31, 2008, the Company has migrated about 261,000 subscribers into the digital system and the migration program is on schedule.

According to the Co-operative Agreements, AGL is entitled to share the subscription fees paid by all cable television subscribers as well as paid by DTV subscribers for additional services, including pay-TV services, and to receive the subscription fee for any additional STBs.

Under the Co-operative Agreement, the Company is a sole contractor for providing digital TV operational support in Nanhai. The Company is responsible for supplying all subscribers with a digital set-top-box on a lease basis to subscribers. If subscribers want an additional set-top-box, the subscriber must purchase the set-top-box from the Company. The Company is also responsible for providing operational support services including migration planning, marketing and sales, software development, customer service and logistics administration. The Company’s proprietary operating support system automates many of the processes, such as database management, billing, work orders and inventory control, and assists in the operation of a 24/7 call center for technical support and customer care. The city-owned cable company retains management of the broadcasting system and the fiber-optic network and is responsible for compliance with national broadcasting policies.

The broadcast system that decrypts the signal with the Company’s set-top-box and appropriate smart cards can carry up to 800 digital channels of pay-TV programs and value added multimedia services. Currently, the services consist of 144 channels, including a 49-channel basic package , 95 pay channels and 3 high definition TV channels bundled into various value added packages, such as Life & Leisure, World Sports, News, Drama and Family.

The Company has deployed an IP (Internet Protocol) based set-top-box which is developed by its subsidiary, Arable Media Limited, a software developer specialised in middleware products and applications for digital TV set-top box and broadcasting technologies. The Company believes the advanced set-top-box will enable the Company to provide additional value added services which can be deployed in the future; such as targeted advertising, interactive TV programs, online shopping and console games, as well as interactive education services.

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

The Company relied on two suppliers for approximately 99% of its purchases in the first quarter of 2008 for the Nanhai digitalization of TV system in the Nanhai project. As of March 31, 2008, accounts payable to these suppliers amounted to $4,369,935 and $851,420 for the Nanhai project.

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

RESULTS OF OPERATIONS

Statements of Operations Items:

Sales

Total net sales for the three months ended March 31, 2008 decreased by $326,022 or 17% to $1,652,371 from $1,978,393 for the same period ended March 31, 2007. The decrease in total net sales was due to the decrease in government grant received, and reduction in TV advertising sales.  Nevertheless, revenue generated from TV digitalization business maintained at the same level as compared with the same period of last year. The basic and additional STB registered have been increased from about 455,000 as of March 31, 2007 to 499,962 as of March 31, 2008.

Gross Profit

Gross Profit for the three months ended March 31, 2008 decreased by $299,733 or 38% as compared with the same period last year because of the reduction in TV advertising sales, an increase in depreciation of STBs purchased for migration, and that no revenue was received from government grant during the first quarter of 2008.

Expenses

Selling, general, administrative and depreciation and amortization (not related directly to generation of revenue) expenses for the three months ended March 31, 2008 increased by $58,067 or 9% to $715,517 in comparison with the three month period ended March 31, 2007. The increase is mainly due to the expenses incurred by the recently incorporated subsidiary, Arable GZ, which was not consolidated in the 2007 results.

Net Loss

Net loss after tax was $246,908 for the three months period ended March 31, 2008, compared to a net loss of $504,638 for the same period ended March 31, 2007. The decrease in net loss was because of the downward adjustment for income tax provision resulting from change in tax rate from 33% to 25%.

Balance Sheet Items:

Current Assets

Current Assets of the Company decreased by $0.6 million to $2.9 million during the first quarter of 2008. As the Company utilized most of its cash on DTV migration, it has maintained a low level of cash balance of $0.2 million.

Property and Equipment, Net

The net increase in property and equipment of the Company of $0.8 million represented increase in purchase of STB during the first quarter of 2008.

Other Assets

Other assets represent deferred finance costs related to commission, legal and financial advisory fees directly attributable to the issuance of the convertible debenture by the Company in 2006 totaling $620,480. Deferred finance costs are amortized over the life of the debenture of 18 months from November 2006. For the three months ended March 31, 2008, such expenses amortized were $74,343.

Current Liabilities

Current liabilities of the Company decreased by $0.5 million to $11.1 million during the first quarter of 2008. The decrease was mainly attributable to the decrease in account payables due to a STB supplier and the provision of income tax offset by the increase in debenture, net of discount.

Liquidity and Capital Resources

On March 31, 2008, we had cash of $174,899 and a working capital deficit of $8,202,197. This compares with cash of $334,410 and a working capital deficit of $8,114,014 at March 31, 2007. The decrease in cash was mainly due to the increase in purchases of STBs in Nanhai project as compared with the same period of last year.

Operating activities had a net generation of cash in the amount of $1,049,509 during the three months ended March 31, 2008 (2007: $275,078) reflecting an excess of revenues over expenditure.

Net cash used in investing activities for the three months ended March 31, 2008 was $1,272,568 as compared with net cash used in investing activities of $529,124 for the three months ended March 31, 2007. The increase in net cash used in investing activities was due to the increase in purchases of STBs in the first quarter of this year.

Net cash provided by financing activities for the three months ended March 31, 2008 was $7,290 representing directors funding activities (2007: provided by financing activities $92,891 of which $144,359 represented inter group funding activities ).

We continued to receive cash from Nanhai Network Company according to the project schedule and plan of television digitalization migration. The Company's investment in STBs and smart cards remained the substantial accounts payable at March 31, 2008. For further business expansion and acquisition, the Company is considering various financing methods for funding, although there is no assurance that the Company will be able to raise additional funding on favorable terms, if at all.

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $1,217,612 at March 31, 2008. The Company’s current liabilities also exceed its current assets by $8,202,197. These factors raise substantial doubt about our ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent up the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management is taking steps to revise its operating and financial requirements, which it believes will be sufficient to provide the Company with the ability to continue operations.

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

The Company issued a total of $3.1 million in convertible debentures in November and December 2006, which debentures amounted to $2.965 million will mature in May 2008.  Due to the Company’s current financial situation with most of the Company’s cash being utilized to make the upfront investment for the Migration, the Company may not have enough cash to repay the debentures.  The Company intends to negotiate with the debenture holders to refinance or otherwise satisfy the debentures.  However, as of the date of this report, the Company does not have any agreements or understandings in place with the debenture holders, and there is no assurance that the Company will be able to refinance or otherwise satisfy the debentures prior to May 2008.

Off-Balance Sheet Transactions

The Company does not engage in material off-balance sheet transactions.

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

The financial statements of the subsidiaries (whose functional currency is HK$ or RMB) are translated into US$ using the closing rate method. The balance sheet items are translated into US$ using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year. All exchange differences on currency translations are recorded within equity. Translation gain for the three months ended March 31, 2008 was $590,368.

Risk Factors

There have not been any material changes in the risk factors previously disclosed in our Form 10-KSB for the year ended December 31, 2007 filed with the SEC on April 16, 2008.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules a13d-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company’s current disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company was made known to them by others, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Changes in Internal Control

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

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

The Company has made a settlement offer to the plaintiff of an amount equal to $9,000, and is awaiting the plaintiff’s response.  As part of any settlement, the Company will insist upon the execution and delivery of a binding release of all claims in favor of the Company. The Company has accrued $9,000 as at March 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2008, the Company issued 528,596 restricted shares of common stock to a debenture holder for payment of debenture interest. This transaction was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) and Regulation D under the Securities Act.

Item 3. Defaults Upon Senior Securities

Owing to its tight financial situation, the Company did not pay the debenture interests due on June 30, 2007 and December 31, 2007.  The Company offered to issue common stock to the debenture holders in lieu of the payment of debenture interests in the first quarter of 2008.  All the debenture holders except for one have accepted such offer.

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

Date: May 19, 2008

/s/ Ng Chi Shing
-----------------------------
Ng Chi Shing
Chief Executive Officer

Date: May 19, 2008

/s/ Ng Chi Shing
 -----------------------------
Ng Chi Shing
Chief Financial Officer