Form 10-Q
period 2008-06-30
CHINA DIGITAL MEDIA CORP
filed 2008-08-13
CIK 821524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ¨     Accelerated filer ¨  Non-accelerated filer ¨  Smaller reporting company x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☐

Number of shares of common stock outstanding as of July 31, 2008: 42,706,363

Number of shares of preferred stock outstanding as of July 31, 2008: 1,875,000

CHINA DIGITAL MEDIA CORPORATION

ITEM 1. FINANCIAL STATEMENTS

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$125,331	$334,410
Accounts receivable, net of allowances	2,020,299	1,851,193
Inventories, net	1,659,948	781,561
Other receivables and prepaid expenses	288,454	500,229
Value added taxes recoverable	138,002	45,530
Total Current Assets	4,232,034	3,512,923

ACCOUNTS RECEIVABLE, long term portion	8,226,166	7,781,997
INTANGIBLE ASSETS	4,321,276	4,320,924
INVESTMENTS IN TELEVISION SERIES, NET of impairment of $223,421	-	-
PROPERTY AND EQUIPMENT, NET	14,409,565	13,193,066
DEFERRED TAX ASSET	-	123,982
OTHER ASSETS	-	124,471
TOTAL ASSETS	$31,189,041	$29,057,363

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Convertible debentures, net of discount	$2,965,000	$2,212,631
Accounts payable	5,122,676	5,109,728
Other payables and accrued liabilities	1,013,952	707,932
Due to directors	297,072	241,239
Due to a stockholder	422,876	384,581
Due to related companies	670,860	730,831
Business and other tax payable	2,598	157,646
Value added taxes payable	-	-
Income tax payable	1,658,777	2,082,349
Total Current Liabilities	12,153,811	11,626,937

LONG TERM LIABILITIES
Accounts payable	1,649,851	619,100

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Series A convertible preferred stock ($0.001 par value, 40,000,000 shares authorized,1,875,000 shares issued and outstanding as of March 31, 2008 and December 31, 2007)	1,875	1,875
Common stock ($0.001 par value, 500,000,000 shares authorized, 42,706,363 shares and 42,117,057 shares issued and outstanding as of March 31, 2008 and December 31, 2007 respectively)	42,706	42,117
Additional paid-in capital	14,984,022	14,836,639
Deferred stock compensation	-	(21,200)
Retained earnings
Unappropriated	(1,494,721)	(970,704)
Appropriated	1,521,997	1,521,997
Accumulated other comprehensive income	2,329,500	1,400,602
Total Stockholders' Equity	17,385,379	16,811,326

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$31,189,041	$29,057,363

The accompanying notes are an integral part of these consolidated financial statements.

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the three months ended		For the six months ended
	June 30		June 30
	2008	2007	2008	2007
		(Restated)		(Restated)
NET SALES
Revenue from digitalization of television signals	$1,710,504	$1,357,890	$3,261,976	$2,757,703
Revenue from television advertising	54,341	51,218	144,924	297,298
Revenue from software development	8,341	12,760	18,657	22,020
Government grant received	-	333,316	-	656,556
	1,773,186	1,755,184	3,425,557	3,733,577
COST OF SALES
Cost of Sales - digitalization of television signals	(229,559)	(155,919)	(376,524)	(348,379)
Depreciation - digitalization of television signals	(853,030)	(755,993)	(1,803,193)	(1,471,899)
Cost of Sales - television advertising	(31,428)	(24,194)	(102,009)	(309,826)
	(1,114,017)	(936,106)	(2,281,726)	(2,130,104)
GROSS PROFIT	659,169	819,078	1,143,831	1,603,473

OPERATING EXPENSES
Selling, general and administrative expenses	(507,475)	(625,963)	(1,198,500)	(1,260,007)
Amortization of convertible debt discount	(258,202)	(516,666)	(752,369)	(1,033,332)
Depreciation and amortization	(18,375)	(24,690)	(42,867)	(48,096)
Total Operating Expenses	(784,052)	(1,167,319)	(1,993,736)	(2,341,435)

LOSS FROM OPERATION	(124,883)	(348,241)	(849,905)	(737,962)

OTHER INCOME (EXPENSES)
Interest income	737	529	1,945	870
Other income	21,600	14,387	80,505	23,058
Interest expenses	(79,402)	(31,518)	(109,711)	(63,028)
Interest paid to related companies and directors	(9,600)	(3,014)	(16,568)	(5,744)
Other expenses	(19,147)	(27,251)	(42,590)	(31,315)
Total Other Expenses , net	(85,812)	(46,867)	(86,419)	(76,159)

NET LOSS BEFORE TAXES	(210,695)	(395,108)	(936,324)	(814,121)

Income tax (expense) income	(66,414)	(121,668)	412,307	(113,950)

NET LOSS FROM CONTINUING OPERATIONS	(277,109)	(516,776)	(524,017)	(928,071)

DISCONTINUED OPERATIONS
Equity loss of affiliates	-	(28,680)	-	(34,830)
Net loss from subsidiary	-	34,619	-	(136,348)
Minority Interests	-	(16,964)	-	66,810
LOSS FROM DISCONTINUED OPERATIONS	-	(11,025)	-	(104,368)

NET LOSS	(277,109)	(527,801)	(524,017)	(1,032,439)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	338,530	26,035	928,898	118,579

COMPREHENSIVE INCOME (LOSS)	$61,421	$(501,766)	$404,881	$(913,860)

Net loss per share - basic - two classes method
- From continuing operations	$(0.01)	$(0.01)	$(0.01)	$(0.03)
- From discontinued operations	0.00	(0.00)	0.00	(0.00)

Net loss per share - diluted
- From continuing operations	$(0.01)	$(0.01)	$(0.01)	$(0.03)
- From discontinued operations	0.00	(0.00)	0.00	(0.00)

Weighted average number of shares outstanding during the period - basic	42,681,678	35,772,551	42,480,690	33,519,804

Weighted average number of shares outstanding during the period - diluted	42,681,678	35,772,551	42,480,690	33,519,804

The accompanying notes are an integral part of these consolidated financial statements.

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	2008	2007
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income from continuing operations	$(524,017)	$(928,071)
Net (loss) income from discontinued operations	-	(104,368)
Total net loss	(524,017)	(1,032,439)

Adjusted to reconcile net loss to cash provided by operating activities:
Amortization - cost of sales	-	-
Depreciation-cost of sales	1,803,193	1,471,899
Depreciation and amortization	42,867	48,096
Depreciation and amortization of discontinued operation	-	11,601
Amortization of convertible debt discount	752,369	1,033,332
Loss on disposal of affiliate	-	-
Amortization on stock compensation	21,200	31,800
Minority interests - discontinued operation	-	(66,810)
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(613,275)	(74,424)
Other receivables and prepaid expenses	73,773	130,186
Inventories	(878,387)	98,667
Deferred tax asset	123,982	(196,576)
Other assets	124,471	147,033
Due to a related company	-	(192,283)
Accounts payable	1,043,699	(1,466,889)
Other payables and accrued liabilities	453,992	(812,734)
Business tax payable	(155,048)	(139,621)
Value added taxes payable	45,530	63,210
Income tax payable	(423,572)	375,562
Other tax payable	-	16,028
Discontinued operation, net	-	109,182
Net cash provided by operating activities	1,890,777	(46,841)

Net cash inflow from business combination	-	61
Investment in affiliate	-	195,633
Purchase of property and equipment	(2,068,775)	(579,394)
Net cash used in investing activities	(2,068,775)	(383,700)

Due to a stockholder	38,295	24,802
Due to directors	55,833	(51,478)
Net cash provided by financing activities	34,157	329,096

EFFECT OF EXCHANGE RATE ON CASH	(65,238)	88,968

NET DECREASE IN CASH AND CASH EQUIVALENTS	(209,079)	(12,476)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	334,410	402,591

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$125,331	$390,115

Continuing operations	$125,331	$299,502
Discontinued operations	$-	$90,613

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
On March 4, 2008, the Company issued 528,596 shares of common stock in lieu of cash for debenture interest payable to a debenture holder.
On May 8, 2008, the Company issued 60,710 shares of common stock in lieu of cash for debenture interest payable to the debenture holders.

The accompanying notes are an integral part of these consolidated financial statements.

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008 (UNAUDITED)

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's consolidated financial position at June 30, 2008, the consolidated results of operations for the three months and six months ended June 30, 2008 and 2007, and consolidated statements of cash flows for the six months ended June 30, 2008 and 2007. The consolidated results for the three months and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2008. These consolidated financial statement should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2007 appearing in the Company's annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

(B) Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements for the three months and six months ended June 30, 2008 include the unaudited financial statements of China Digital Media Corporation (“CDMC”) and its wholly owned or controlled subsidiaries, China Digimedia Holding Limited (“CDHL”), Arcotect (Guangzhou) Limited (“AGL”), Guangdong M-Rider Media Company (“M-Rider”), Maxcomm Limited (“Maxcomm”), Arable Media Limited (“Arable”), Arable (Guangzhou) Limited (“Arable GZ”), and its 100% variable interest entity (“VIE”) in Guangdong HuaGuang DigiMedia Culture Development Limited (“HuaGuang”),  (collectively, “the Company”).  Because the Company did not have any business in Shenzhen, Digimedia Service (Shenzhen) Limited was deregistered on July 7, 2008.

The accompanying unaudited condensed consolidated financial statements for the three months and six months ended June 30, 2007 include the unaudited financial statements of CDMC and its wholly owned or controlled subsidiaries, CDHL, AGL, M-Rider, Digimedia Services (Shenzhen) Limited (“Digimedia Shenzhen”), Maxcomm, Arable, its 100% variable interest entity (“VIE”) in HuaGuang, the 51% owned subsidiary of HuaGuang, Guizhou Guishi Digimedia Advertising Company Limited (“Guishi Digimedia”), and its 49% investment held by HuaGuang in Guizhou Guishi Huaguang Media Company Limited (“Guishi Huaguang”) using the equity method. The minority interests represent the minority shareholders’ 49% proportionate share of the results of Guishi Digimedia.

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

Government Grant

The local government of Nanhai City also approved a grant of Rmb10,000,000 each year for five years from 2004 to finance the purchase of STB and smart cards for sale and lease to subscribers. Such grant is received through the Nanhai Network Company and is recognized as revenue on a straight line basis once received.  The Company has not received any of such grant for the six months ended June 30, 2008 as the Company is entitled to a higher income split of DTV subscription fee effective from June 1, 2008.  Since the local government may not be able to release government grant to the Nanhai Network Company starting from 2008, the Nanhai Network Company has agreed to pay a higher income split of DTV subscription fee to the Company once the upward price adjustment of DTV subscription fee is effective as a compensation to the loss of government grant.

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008 (UNAUDITED)

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

The Company accounts for non-hedging contracts that are indexed to, and potentially settled in, its own common stock in accordance with the provisions of Emerging Issues Task Force 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). These non-hedging contracts are accounted for in accordance with EITF 00-19 include freestanding warrants to purchase the Company’s common stock as well as embedded conversation features that have been bifurcated from the host contract in accordance with the requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). Under certain circumstances that could require the Company to settle these equity items in cash or stock, and without regard to probability, EITF 00-19 could require the classification of all or part of the item as a liability and the adjustment of that reclassified amount to fair value at each reporting period, with such adjustments reflected in the line item of change in valuation of derivative as other income (expenses) in the statements of operations.

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008 (UNAUDITED)

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

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 ”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

In May 2008, the FASB released SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 will be effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not believe SFAS 162 will have a significant impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts,” an interpretation of FASB Statement No. 60. The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company does not believe SFAS 163 will have a significant impact on the Company’s consolidated financial statements.

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008 (UNAUDITED)

NOTE 2 - SEGMENT INFORMATION

The Company operates in four reportable segments; digitalization of television signals, television advertising sales, software development, and investment in television series. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from operations. All inter-company transactions between segments have been eliminated on consolidation. As a result, the components of operating income for one segment may not be comparable to another segment. The following is an unaudited summary of our segment information for the six months ended June 30, 2008 and 2007:

	Digitalization			Investments
	of Television	Television	Software	in Television
	Signals	Advertising	Development	Series	Total
2008
Revenues	$3,261,976	$144,924	$18,657	$-	$3,425,557
Gross profit	1,082,258	42,916	18,657	-	1,143,831
Net Income (loss)	436,694	26,076	224,089	(12,260)	674,599
Total assets	26,211,732	656,137	4,213,517	107,655	31,189,041
Capital expenditure	1,846,138	11,673	93,514	117,450	2,068,775
Depreciation and amortization	$1,828,925	$-	$10,153	$6,982	$1,846,060

2007 (Restated)
Revenues	$3,414,258	$297,299	$22,020	$-	$3,733,577
Gross profit (loss)	1,593,981	(12,528)	22,020	-	1,603,473
Net Income (loss)	822,393	12,467	(92,420)	(4,479)	737,961
Total assets	21,389,751	2,910,193	802,744	685,278	25,787,966
Capital expenditure	488,365	82,839	8,190	-	579,394
Depreciation and amortization	$1,497,079	$11,601	$3,856	$19,061	$1,531,597

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	2008	2007

Total net income for reportable segments	$674,599	$737,961
Unallocated amounts relating to corporate operations
Interest expenses	108,744	28,576
Amortization of convertible debt discount	752,369	1,033,332
Interest paid to related companies and directors	16,568	5,744
Loss from discontinued operations	-	104,368
Administration expenses	287,171	575,715
Professional fees	17,092	21,150
Others	16,673	1,514

Total net loss	$(524,017)	$(1,032,439)

NOTE 3 - EARNINGS PER SHARE

As of June 30, 2008, the Company has outstanding:

-	42,706,363 shares of common stock;
-	1,875,000 shares of preferred stock;
-	6,888,882 shares of common stock to be issued upon conversion of convertible debenture;
-	warrants to purchase 6,888,882 shares of common stock at an exercise price of $0.80 per share, expire in November 2012;
-	warrants to purchase 6,888,882 shares of common stock at an exercise price of $1.20 per share, expire in November 2012; and
-	warrants to purchase 3,444,441 shares of common stock at an exercise price of $2.25 per share, expire in November 2012.

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008 (UNAUDITED)

In accordance with paragraph 40 and 41 of SFAS 128 and EITF 03-6, basic and diluted earnings per share on a two classes method for the six months ended June 30, 2008 and 2007 are calculated as follows:

	2008	2007
		(Restated)

Net Loss	$(524,017)	$(1,032,439)

Basic - 2 classes method
Loss available to common stockholders	$(524,017)	$(1,032,439)

Weighted-average common stock outstanding	42,480,690	33,519,804

Basic earnings per share - Common Stock
- From continuing operations	$(0.01)	$(0.03)
- From discontinuing operations	$0.00	$(0.00)

Diluted
Loss available to common stockholders	$(524,017)	$(1,032,439)

Diluted weighted-average common stock outstanding	42,480,690	33,519,804

Diluted earnings per share
- From continuing operations	$(0.01)	$(0.03)
- From discontinuing operations	$0.00	$(0.00)

Warrants to purchase 6,888,882 shares of common stock at $0.80 per share, 6,888,882 shares of common stock at $1.20 per share and 3,444,441 shares of common stock at $2.25 per share were outstanding as of June 30, 2008 but were not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the market price of the common shares.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Contingencies

On May 24, 2005, a Complaint was filed against us, among others, in the United States District Court for the Southern District of New York, in a matter captioned as “Ziegler, Ziegler & Associates LLP and Scott Ziegler, Plaintiffs, v. China Digital Media Corporation and John Does 1-10, Defendants.” In the Complaint, the Plaintiffs allege, among other things, that we and John Does 1-10 used Plaintiff Scott Zeigler’s e-mail address and Plaintiff Ziegler, Ziegler & Associates, LLP’s internet domain name to distribute promotional information about us over the internet. The Plaintiffs seek a several types of relief, including damages in an amount not less than $1,250,000. We are currently awaiting a decision from the Court on our motion to dismiss the case. The file number of the civil action is 05 CV 4960.

The Company contests the allegations of the Plaintiffs and has retained counsel admitted to practice in the U.S. District Court for the Southern District of New York to vigorously defend the action. The Company did not hire a stock promoter or a spammer to distribute the alleged e-mails, and the alleged emails themselves recite that they were not paid for by the Company or an affiliate. We also do not believe that United States District Court for the Southern District of New York has jurisdiction over us to even hear this case. We believe we have no liability in this matter.

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

The Company has made a settlement offer to the plaintiff of an amount equal to $9,000, and is awaiting the plaintiff’s response. As part of any settlement, the Company will insist upon the execution and delivery of a binding release of all claims in favor of the Company. The Company has accrued $9,000 as at June 30, 2008.

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008 (UNAUDITED)

NOTE 5 - COMMON STOCK

During the quarter ended June 30, 2008, the Company issued 60,710 restricted shares to two debenture holders as payment for the debenture interest. The shares were issued at a price of $0.18 per share, and the issuance is exempt from registration pursuant to Regulation D under the Securities Act of 1933, as amended.

NOTE 6 - CONVERTIBLE DEBENTURE

The following is a summary of the Company’s outstanding debentures as at June 30, 2008 and December 31, 2007.

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
	(In default)

$2,150,000 Convertible Debentures, net of $135,000 conversions as of June 30, 2008 and December 31, 2007 and unamortized discount of $0 and $511,350 as of June 30, 2008 and December 31, 2007 respectively at 4% interest per annum due May 2008, in default	$2,015,000	$1,503,650

$500,000 Convertible Debentures, net of unamortized discount of $0 and $126,852 as of June 30, 2008 and December 31, 2007 respectively at 4% interest per annum due May 2008, in default	500,000	373,148

$200,000 Convertible Debentures, net of unamortized discount of $0 and $50,741 as of June 30, 2008 and December 31, 2007 respectively at 4% interest per annum due May 2008, in default	200,000	149,259

$150,000 Convertible Debentures, net of unamortized discount of $0 and $38,056 as of June 30, 2008 and December 31, 2007 respectively at 4% interest per annum due May 2008, in default	150,000	111,944

$100,000 Convertible Debentures, net of unamortized discount of $0 and $25,370 as of June 30, 2008 and December 31, 2007 respectively at 4% interest per annum due June 2008, in default	100,000	74,630

	$2,965,000	$2,212,631

For the fiscal quarter ended June 30, 2008, the Company has convertible debentures with total value of $2.965 million outstanding. The aforesaid convertible debentures were issued pursuant to the private equity financing where the Company sold a total 31 units of securities. Each unit consists of (i) an eighteen-month 4% interest bearing convertible debenture in the principal amount of $100,000, convertible at $0.45 per share, (ii) a six-year Class A warrant to purchase 222,222 shares of the Company’s common stock, par value $0.001 per share at an exercise price of $0.80 per share, a (iii) six-year Class B warrant to purchase 222,222 shares of the Company’s common stock at an exercise price of $1.20 per share, and (iv) a six-year Class C warrant to purchase 111,111 shares of the Company’s common stock at an exercise price of $2.25 per share. The securities issuable upon conversion of the debenture and exercise of the warrants are eligible for certain registration rights.

The Company has recorded a cost of $3.1 million for the convertible feature granted to the debenture holders.  The convertible feature is reflected as a discount on the debenture and is being amortized as over the term of the debenture.

The debentures matured in May 2008, but due to the Company’s current financial situation with most of the Company’s cash being utilized to make upfront investments in connection with its DTV Migration, the Company did not have enough cash to repay the debentures. The Company is negotiating with the largest debenture holder to refinance or otherwise satisfy the debentures. However, as of the date of this report, the Company does not have any agreements or understandings in place with the debenture holders, and there is no assurance that the Company will be able to refinance or otherwise satisfy the debentures.

Discount amortized for the six months ended June 30, 2008 and June 30, 2007 was $752,369 and $1,033,332 respectively. Debenture interest accrued for the six months ended June 30, 2008 and June 30, 2007 was $44,501 and $61,490 respectively.

The default interest expense on convertible debenture for the six months ended June 30, 2008 is $64,243.

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008 (UNAUDITED)

NOTE 7 - RELATED PARTY TRANSACTIONS

As of June 30, 2008, the Company owed two directors $297,072 for short-term advances. Interest is charged at 6% per annum on the amount owed.

As of June 30, 2008, the Company owed to related companies $670,860 for short-term unsecured advances made. Interest is charged at 6% per annum on the amount owed.

As of June 30, 2008, the Company owed to a stockholder $422,876 for short-term advances made. Interest is charged at 6% per annum on the amount owed.

NOTE 8 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $1,494,721 at June 30, 2008 that includes a net loss of $524,017 for the period ended June 30, 2008. The Company’s total current liabilities exceed its total current assets by $7,921,777. These factors raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On February 6, 2004, we signed a 20-year Co-operative Agreement for Total Migration into DTV System for the Nanhai District and subsequently signed a supplementary agreement on July 8, 2005 (collectively, the “Co-operative Agreements”) with Nanhai Network Company, a city-owned cable network operator in Guangdong Province. Pursuant to the Co-operative Agreements, the Company is responsible for migrating all cable television subscribers in Nanhai from an analog to a digital system (“Migration”) by the end of 2007. Owing to certain technical issues of the local network upgrade of the Nanhai Network Company, the Migration completion date has been re-scheduled to the end of 2008. The Company entered into two supplementary agreements with the Nanhai Network Company in May and December 2007, pursuant to the Co-operative Agreements, for re-scheduling the Migration completion date to the end of 2008.  As of June 30, 2008, the Company has migrated about 276,000 subscribers into the digital system and the migration program is on schedule.

According to the Co-operative Agreements, AGL is entitled to share the subscription fees paid by all cable television subscribers as well as paid by DTV subscribers for additional services, including pay-TV services, and to receive the subscription fee for any additional STBs.

Under the Co-operative Agreement, the Company is a sole contractor for providing digital TV operational support in Nanhai. The Company is responsible for supplying all subscribers with a digital set-top-box on a lease basis to subscribers. If subscribers want an additional set-top-box, they must purchase the set-top-box from the Company. The Company is also responsible for providing operational support services including migration planning, marketing and sales, software development, customer service and logistics administration. The Company’s proprietary operating support system automates many of the processes, such as database management, billing, work orders and inventory control, and assists in the operation of a 24/7 call center for technical support and customer care. The city-owned cable company retains management of the broadcasting system and the fiber-optic network and is responsible for compliance with national broadcasting policies.

The broadcast system that decrypts the signal with the Company’s set-top-box and appropriate smart cards can carry up to 800 digital channels of pay-TV programs and value added multimedia services. Currently, the services consist of 151 channels, including a 68-channel basic package , 80 pay channels and 3 high definition TV channels bundled into various value added packages, such as Life & Leisure, World Sports, News, Drama and Family.

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

On June 1, 2008, there was an upward price adjustment on the basic monthly subscription fee of digital TV in effect which was approved by the Government. Although the monthly subscription fee for the additional STB was reduced, such change in pricing is expected to improve the profitability and cashflow of the Company in the coming periods.

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

The Company relied a supplier for approximately 89% of its purchases in the second quarter of 2008 for the Nanhai digitalization of TV system in the Nanhai project. As of June 30, 2008, accounts payable to this supplier amounted to $5,681,809 for the Nanhai project.

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

RESULTS OF OPERATIONS

Statements of Operations Items:

Sales

Total net sales for the three months ended June 30, 2008 decreased by $18,002 or 1% to $1,773,186 from $1,755,184  for the same period ended June 30, 2007. For the six months ended June 30, 2008, we recorded total revenue of $3,425,557, or 8% decrease compared to total revenue of $3,733,577 for the same period last year. The decrease in total net sales was due to the decrease in installation service income and government grant received, which was offset by the increase in sales of additional STBs. In addition, revenue generated from TV digitalization business has increased as compared with the same period of last year. The basic and additional STBs registered increased from about 460,391 as of June 30, 2007 to 510,346 as of June 30, 2008.

Gross Profit

Gross Profit for the three months ended June 30, 2008 decreased by $159,909 or 20%, and for the six months ended June 30, 2008 decreased by $459,642 or 29% as compared with the same period last year because of the increase in depreciation of STBs purchased for the DTV migration, decrease in installation service income, reduction in TV advertising sales, and that no revenue was received from government grants during the first and second quarter of 2008.

Expenses

Selling, general, administrative and depreciation and amortization (not related directly to generation of revenue) expenses for the three months ended June 30, 2008 decreased by $383,267 or 33% to $784,052, and for the six months ended June 30, 2008 decreased by  $347,699 or 15% to $1,993,736 in comparison with the same periods ended June 30, 2007. The decrease is mainly due to the reduction in amortization of the convertible debt discount where the instrument ceased to be amortized in May and June this year.

Net Loss

Net loss after tax was $277,109 for the three months and $524,017 for the six months period ended June 30, 2008, compared to a net loss of $527,801 and $1,032,439 respectively for the same period ended June 30, 2007. The decrease in net loss was because of the downward adjustment for income tax provision, reduction in amortization of convertible debt discount and because the Company received payment on an account receivable where bad debt provision had been previously made.

Balance Sheet Items:

Current Assets

Current Assets of the Company increased by $0.7 million to $4.2 million during the first six months of 2008. As the Company utilized most of its cash on DTV migration, it has maintained a low level of cash balance of $0.1 million. The increase was due to the higher inventory level from the increased purchases of STBs for the DTV migration process at the end of June 2008 compared to the same period last year.

Property and Equipment, Net

The net increase in property and equipment of the Company of $1.2 million represented an increase in purchases of STBs during the first six months of 2008.

Other Asset

Other assets represent deferred finance costs related to commission, legal and financial advisory fees directly attributable to the issuance of the convertible debenture by the Company in 2006 totaling $620,480. Deferred finance costs are amortized over the life of the debenture of 18 months from November 2006. For the three months ended June 30, 2008, such expenses amortized were $31,555.

Current Liabilities

Current liabilities of the Company increased by $0.5 million to $12.1 million during the first six months of 2008. The increase was mainly attributable to the increase in debenture, net of discount.

Liquidity and Capital Resources

On June 30, 2008, we had cash of $125,331 and a working capital deficit of $7,921,777. This compares with cash of $334,410 and a working capital deficit of $8,114,014 at December 31, 2007. The decrease in cash was mainly due to the increase in purchases of STBs for the Nanhai project as compared with the same period of last year.

Operating activities had a net generation of cash in the amount of $1,890,777 during the six months ended June 30, 2008 (2007: used in operating activities $46,841) reflecting an excess of revenues over expenditure.

Net cash used in investing activities for the six months ended June 30, 2008 was $2,068,775 as compared with net cash used in investing activities of $383,700 for the six months ended June 30, 2007. The increase in net cash used in investing activities was due to the increase in purchases of STBs in the first six months of this year.

Net cash provided by financing activities for the six months ended June 30, 2008 was $34,157 representing directors funding activities (2007: provided by financing activities $329,096 of which $355,772 represented inter group funding activities ).

We continued to receive cash from Nanhai Network Company according to the project schedule and plan of television digitalization migration. The Company's investment in STBs and smart cards remained the substantial accounts payable at June 30, 2008. For further business expansion and acquisition, the Company is considering various financing methods for funding, although there is no assurance that the Company will be able to raise additional funding on favorable terms, if at all.

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

The Company issued a total of $3.1 million in convertible debentures in November and December 2006, which debentures amounted to $2.965 million, and which debentures already matured in May 2008. Due to the Company’s current financial situation with most of the Company’s cash being utilized to make the upfront investment for the Migration, the Company does not have enough cash to repay the debentures. The Company has been negotiating with the largest debenture holder to refinance or otherwise satisfy the debentures. However, as of the date of this report, the Company does not have any agreements or understandings in place with the debenture holders, and there is no assurance that the Company will be able to refinance or otherwise satisfy the debentures.

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

The financial statements of the subsidiaries (whose functional currency is HK$ or RMB) are translated into US$ using the closing rate method. The balance sheet items are translated into US$ using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year. All exchange differences on currency translations are recorded within equity. Translation gain for the six months ended June 30, 2008 was $928,898.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On May 24, 2005, a Complaint was filed against us, among others, in the United States District Court for the Southern District of New York, in a matter captioned as “Ziegler, Ziegler & Associates LLP and Scott Ziegler, Plaintiffs, v. China Digital Media Corporation and John Does 1-10, Defendants.” In the Complaint, the Plaintiffs allege, among other things, that we and John Does 1-10 used Plaintiff Scott Zeigler’s e-mail address and Plaintiff Ziegler, Ziegler & Associates, LLP’s internet domain name to distribute promotional information about us over the internet. The Plaintiffs seek a several types of relief, including damages in an amount not less than $1,250,000. We are currently awaiting a decision from the Court on our motion to dismiss the case. The file number of the civil action is 05 CV 4960.

The Company contests the allegations of the Plaintiffs and has retained counsel admitted to practice in the U.S. District Court for the Southern District of New York to vigorously defend the action. The Company did not hire a stock promoter or a spammer to distribute the alleged e-mails, and the alleged emails themselves recite that they were not paid for by the Company or an affiliate. We also do not believe that United States District Court for the Southern District of New York has jurisdiction over us to even hear this case. We believe we have no liability in this matter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2008, the Company issued 60,710 restricted shares of common stock to a debenture holder for payment of debenture interest. This transaction was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) and Regulation D under the Securities Act.

Item 3. Defaults Upon Senior Securities

As discussed above, the Company did not pay the amounts due under its convertible debentures in the amount of $2.965 million plus accrued interest. The Company has been negotiating with the largest debenture holder to refinance or otherwise satisfy the debentures. However, as of the date of this report, the Company does not have any agreements or understandings in place with the debenture holders, and there is no assurance that the Company will be able to refinance or otherwise satisfy the debentures. The Company offered to issue common stock to the debenture holders in lieu of the payment of debenture interests in the first quarter of 2008. All the debenture holders except for one have accepted such offer.

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

Date: August 13, 2008

/s/ Ng Chi Shing
-----------------------------
Ng Chi Shing
Chief Executive Officer

Date: August 13, 2008

/s/ Ng Chi Shing
 -----------------------------
Ng Chi Shing
Chief Financial Officer