Form 10-Q
period 2008-09-30
CHINA DIGITAL MEDIA CORP
filed 2008-11-12
CIK 821524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐     No ☒

Number of shares of common stock outstanding as of October 31, 2008: 42,706,363

Number of shares of preferred stock outstanding as of October 31, 2008: 1,875,000

CHINA DIGITAL MEDIA CORPORATION
INDEX TO FORM 10-Q

Page No.

PART I

Item 1. Financial Statements

Condensed Consolidated Balance Sheet - September 30, 2008 (unaudited) and December 31, 2007 (audited)	3

Condensed Consolidated Statements of Operations And Comprehensive Income (Loss) - Nine months and Three Months Ended September 30, 2008 and 2007 (unaudited)	4

Condensed Consolidated Statements of Cash Flows - Nine months Ended September 30, 2008 and 2007 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6 - 12

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations	13

Item 3. Controls and Procedures	16

PART II

Item 1. Legal Proceedings	17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3. Defaults Upon Senior Securities	17

Item 4. Submission of Matters to a Vote of Security Holders	17

Item 5. Other Information	17

Item 6. Exhibits	17

Signatures	18

ITEM 1. FINANCIAL STATEMENTS

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$171,595	$334,410
Accounts receivable, net of allowances	2,098,987	1,851,193
Inventories, net	1,361,524	781,561
Other receivables and prepaid expenses	171,345	500,229
Value added taxes recoverable	74,795	45,530
Total Current Assets	3,878,246	3,512,923

ACCOUNTS RECEIVABLE, long-term portion, net of allowances	1,626,702	7,781,997
INTANGIBLE ASSETS	4,321,276	4,320,924
INVESTMENTS IN TELEVISION SERIES, NET of impairment of $223,421	-	-
PROPERTY AND EQUIPMENT, NET	13,947,201	13,193,066
DEFERRED TAX ASSET	-	123,982
OTHER ASSETS	-	124,471
TOTAL ASSETS	$23,773,425	$29,057,363

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Convertible debentures, net of discount	$2,965,000	$2,212,631
Accounts payable	4,822,202	5,109,728
Other payables and accrued liabilities	1,077,161	707,932
Due to directors	285,633	241,239
Due to a stockholder	395,291	384,581
Due to related companies	751,137	730,831
Business and other tax payable	21,674	157,646
Income tax payable	1,692,350	2,082,349
Total Current Liabilities	12,010,448	11,626,937

LONG-TERM LIABILITIES
Accounts payable	1,100,563	619,100

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Series A convertible preferred stock ($0.001 par value, 40,000,000 shares authorized,
1,875,000 shares issued and outstanding as of September 30, 2008 and December 31, 2007)	1,875	1,875
Common stock ($0.001 par value, 500,000,000 shares authorized,
42,706,363 shares and 42,117,057 shares issued and outstanding as of September 30, 2008 and December 31, 2007 respectively)	42,706	42,117
Additional paid-in capital	14,984,022	14,836,639
Deferred stock compensation	-	(21,200)
Retained earnings
Unappropriated	(8,104,886)	(970,704)
Appropriated	1,521,997	1,521,997
Accumulated other comprehensive income	2,216,700	1,400,602
Total Stockholders' Equity	10,662,414	16,811,326

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,773,425	$29,057,363

The accompanying notes are an integral part of these consolidated financial statements.

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	For the three months ended		For the nine months ended
	September 30		September 30
	2008	2007	2008	2007
		(Restated)		(Restated)
NET SALES
Revenue from digitalization of television signals	$1,698,059	$1,361,511	$4,960,035	$4,119,214
Revenue from television advertising	143,430	33,493	288,354	330,791
Revenue from software development	78	168	18,735	22,188
Government grant received	-	320,546	-	977,102
	1,841,567	1,715,718	5,267,124	5,449,295
COST OF SALES
Cost of Sales - digitalization of television signals	(198,422)	(189,611)	(574,946)	(537,990)
Depreciation - digitalization of television signals	(1,061,699)	(817,728)	(2,864,892)	(2,289,627)
Cost of Sales - television advertising	(83,685)	2,432	(185,694)	(307,394)
	(1,343,806)	(1,004,907)	(3,625,532)	(3,135,011)
GROSS PROFIT	497,761	710,811	1,641,592	2,314,284

OPERATING EXPENSES
Selling, general and administrative expenses	(708,698)	(665,198)	(1,907,198)	(1,561,696)
Provision for doubtful debts	(6,351,225)	(614,463)	(6,351,225)	(977,972)
Amortization of convertible debt discount	-	(516,666)	(752,369)	(1,549,998)
Depreciation and amortization	(18,619)	(24,679)	(61,486)	(72,775)
Total Operating Expenses	(7,078,542)	(1,821,006)	(9,072,278)	(4,162,441)

LOSS FROM OPERATION	(6,580,781)	(1,110,195)	(7,430,686)	(1,848,157)

OTHER INCOME (EXPENSES)
Interest income	297	796	2,242	1,666
Other income	129,814	40,773	210,319	63,831
Interest expenses	(132,030)	(32,087)	(241,741)	(95,115)
Interest paid to related companies and directors	(6,537)	(4,293)	(23,105)	(10,037)
Other expenses	(1,191)	(19,986)	(43,781)	(51,301)
Total Other Expenses, net	(9,647)	(14,797)	(96,066)	(90,956)

NET LOSS BEFORE TAXES	(6,590,428)	(1,124,992)	(7,526,752)	(1,939,113)

Income tax (expense) income	(19,737)	(15,178)	392,570	(129,128)

NET LOSS FROM CONTINUING OPERATIONS	(6,610,165)	(1,140,170)	(7,134,182)	(2,068,241)

DISCONTINUED OPERATIONS
Equity gain (loss) of affiliate	-	20,292	-	(14,538)
Net gain from subsidiary	-	361,763	-	225,415
Gain on disposal of affliate	-	19,249	-	86,059
GAIN FROM DISCONTINUED OPERATIONS	-	401,304	-	296,936

NET LOSS	(6,610,165)	(738,866)	(7,134,182)	(1,771,305)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	(112,800)	(156,180)	816,098	(37,601)

COMPREHENSIVE INCOME (LOSS)	$(6,722,965)	$(895,046)	$(6,318,084)	$(1,808,906)

Net loss per share - basic - two classes method
- From continuing operations	$(0.15)	$(0.04)	$(0.17)	$(0.07)
- From discontinued operations	0.00	0.01	0.00	0.01

Net loss per share - diluted
- From continuing operations	$(0.15)	$(0.04)	$(0.17)	$(0.07)
- From discontinued operations	0.00	0.01	0.00	0.01

Weighted average number of shares outstanding during the period - basic	42,706,363	31,602,365	42,556,463	31,602,365

Weighted average number of shares outstanding during the period - diluted	42,706,363	31,602,365	42,556,463	31,602,365

The accompanying notes are an integral part of these consolidated financial statements.

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 and 2007
(UNAUDITED)

	2008	2007
		(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income from continuing operations	$(7,134,182)	$(2,068,241)
Net (loss) income from discontinued operations	-	296,936
Total net loss	(7,134,182)	(1,771,305)
Adjusted to reconcile net loss to cash provided by operating activities:
Equity loss of affiliate - discontinued operation	-	36,934
Depreciation-cost of sales	2,864,892	2,289,627
Depreciation and amortization	61,486	59,373
Depreciation and amortization of discontinued operation	-	13,402
Provision for doubtful debts	6,351,225	977,972
Amortization of convertible debt discount	752,369	1,549,998
Loss on disposal of affiliate	-	(86,059)
Amortization on stock compensation	21,200	47,700
Gain on disposal of interest in subsidiary	-	(255,415)
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(443,724)	(890,135)
Other receivables and prepaid expenses	254,089	(650,165)
Inventories	(579,963)	(181,911)
Deferred tax asset	123,982	(152,224)
Other assets	124,471	156,504
Increase (decrease) in:
Due to a related company	-	-
Accounts payable	193,937	(1,147,515)
Other payables and accrued liabilities	517,201	(161,599)
Business tax payable	(135,972)	(153,503)
Value added taxes payable	45,530	38,133
Income tax payable	(389,999)	378,758
Other tax payable	-	(23,937)
Net cash provided by operating activities	2,626,542	74,633

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash inflow from business combination	-	61
Disposal of affiliates	-	265,924
Investment in affiliate	-	360,684
Disposal of subsidiary (Note 4)	-	87,333
Purchase of property and equipment	(2,706,013)	(1,470,751)
Net cash used in investing activities	(2,706,013)	(756,749)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related companies	20,306	(3,539)
Minority interests	-	92,918
Due to a stockholder	10,710	779,101
Due to directors	44,394	82,511
Net cash provided by financing activities	75,410	950,991

EFFECT OF EXCHANGE RATE ON CASH	(158,754)	(264,787)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(162,815)	4,088

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	334,410	402,591

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$171,595	$406,679

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
AS OF SEPTEMBER 30, 2008 (UNAUDITED)

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's consolidated financial position at September 30, 2008, the consolidated results of operations for the three months and nine months ended September 30, 2008 and 2007, and consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007. The consolidated results for the three months and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2008. These consolidated financial statement should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2007 appearing in the Company's annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

(B)	Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements for the three months and nine months ended September 30, 2008 include the unaudited financial statements of China Digital Media Corporation (“CDMC”) and its wholly owned or controlled subsidiaries, China Digimedia Holding Limited (“CDHL”), Arcotect (Guangzhou) Limited (“AGL”), Guangdong M-Rider Media Company Limited (“M-Rider”), Maxcomm Limited (“Maxcomm”), Arable Media Limited (“Arable”), Arable (Guangzhou) Limited (“Arable GZ”), and its 100% variable interest entity (“VIE”) in Guangdong HuaGuang DigiMedia Culture Development Limited (“HuaGuang”),  (collectively, “the Company”).  Because the Company did not have any business in Shenzhen, Digimedia Service (Shenzhen) Limited was deregistered on July 7, 2008.

The accompanying unaudited condensed consolidated financial statements for the three months and nine months ended September 30, 2007 include the unaudited financial statements of CDMC and its wholly owned or controlled subsidiaries, CDHL, AGL, M-Rider, Digimedia Services (Shenzhen) Limited (“Digimedia Shenzhen”), Maxcomm, Arable, its 100% variable interest entity (“VIE”) in HuaGuang.

All significant inter-company balances and transactions have been eliminated in consolidation.

(C)	Revenue Recognition

Digitalization of Television Signals

The Company entered into an agreement with Nanhai Network Company to assist its subscribers on the conversion of television signals from analog into digital by providing set-top-box (“STB”) and smart cards to the subscribers in Nanhai City on a lease basis. The Company is entitled to a portion of fees payable by the existing subscribers under a subscription agreement entered into between the subscribers and the Nanhai Network Company. Revenue is recognized on a straight line basis in accordance with the terms of the subscription agreement. The Company also sells additional STB and smart cards to subscribers. Revenue arising from these services is recognized when the subscriber is invoiced for the STB and smart cards upon the completion of installation works.

Government Grant

The local government of Nanhai City also approved a grant of Rmb10,000,000 each year for five years from 2004 to finance the purchase of STB and smart cards for sale and lease to subscribers.  Such grant is received through the Nanhai Network Company and is recognized as revenue on a straight line basis once received.  The Company has not received any of such grant for the nine months ended September 30, 2008 as the Company is entitled to a higher income split of DTV subscription fee effective from June 1, 2008.  Since the local government may not be able to release government grant to the Nanhai Network Company starting from 2008, the Nanhai Network Company has agreed to pay a higher income split of DTV subscription fee to the Company once the upward price adjustment of DTV subscription fee is effective as a compensation to the loss of government grant.

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

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008 (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

(E)            Accounts receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts.    An allowance for doubtful accounts is established and recorded based on managements’ assessment of the credit history with the customer and current relationships with them.

As of September 30, 2008 and 2007, the Company considered all accounts receivable collectable after $6,351,225 and $977,972 were provided for doubtful accounts for the nine months ended September 30, 2008, respectively.

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

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008 (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

(H)	Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for us beginning January 1, 2009. We do not expect the adoption of SFAS 141R to have a material impact on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 ”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  SFAS No. 160 affects those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”  (SFAS  161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows.  SFAS  161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and non-derivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS  161 must provide more robust qualitative disclosures and expanded quantitative disclosures.  SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company does not believe SFAS 163 will have a significant impact on the Company’s consolidated financial statements.

In October 2008, FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Actibe”, to clarify guidance on determining the fair value of a financial asset under SFAS No. 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of this statement effective September 30, 2008 did not have a material impact on our financial position or results of operations.

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008 (UNAUDITED)

NOTE 2 - SEGMENT INFORMATION

The Company operates in four reportable segments; digitalization of television signals, television advertising sales, software development, and investment in television series. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from operations. All inter-company transactions between segments have been eliminated on consolidation. As a result, the components of operating income for one segment may not be comparable to another segment. The following is an unaudited summary of our segment information for the nine months ended September 30, 2008 and 2007:

	Digitalization			Investments
	of Television	Television	Software	in Television
	Signals	Advertising	Development	Series	Total
2008
Revenues	$4,960,035	$288,354	$18,735	$-	$5,267,124
Gross profit	1,520,196	102,661	18,735	-	1,641,592
Net Income (loss)	(5,762,569)	28,554	64,511	(14,922)	(5,684,426)
Total assets	18,811,375	583,467	4,271,394	107,189	23,773,425
Capital expenditure	2,416,927	12,429	154,316	122,341	2,706,013
Depreciation and amortization	$2,903,993	$-	$15,313	$7,072	$2,926,378

2007 (Restated)
Revenues	$5,096,316	$330,791	$22,188	$-	$5,449,295
Gross profit (loss)	2,268,699	23,397	22,188	-	2,314,284
Net Income (loss)	934,754	(512,663)	(144,672)	(101,358)	176,061
Total assets	25,872,201	265,417	1,453,152	954,703	28,545,473
Capital expenditure	1,146,241	(584,613)	17,376	390	579,394
Depreciation and amortization	$1,485,471	-	6,151	28,373	$1,519,995

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	2008	2007

Total net (loss) income for reportable segments	$(5,684,426)	$176,061
Unallocated amounts relating to corporate operations
Interest expenses	240,473	96,129
Amortization of convertible debt discount	752,369	1,549,998
Interest paid to related companies and directors	23,105	10,037
Gain from discontinued operations	-	(296,936)
Administration expenses	365,685	571,624
Professional fees	51,382	15,000
Others	16,743	1,514

Total net loss	$(7,134,182)	$(1,771,305)

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008 (UNAUDITED)

NOTE 3 - EARNINGS PER SHARE

As of September 30, 2008, the Company has outstanding:

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

In accordance with paragraph 40 and 41 of SFAS 128 and EITF 03-6, basic and diluted earnings per share on a two classes method for the nine months ended September 30, 2008 and 2007 are calculated as follows:

	2008	2007
		(Restated)

Net Loss	(7,134,182)	(1,771,305)

Basic - 2 classes method
Loss available to common stockholders	$(7,134,182)	$(1,771,305)

Weighted-average common stock outstanding	42,556,463	31,602,365

Basic earnings per share - Common Stock
-From continuing operations	(0.17)	(0.07)
-From discontinuing operations	(0.00)	0.01

Diluted
Loss available to common stockholders	$(7,134,182)	$(1,771,305)

Diluted weighted-average common stock outstanding	42,556,463	31,602,365

Diluted earnings per share
-From continuing operations	(0.17)	(0.07)
-From discontinuing operations	0.00	0.01

Warrants to purchase 6,888,882 shares of common stock at $0.80 per share, 6,888,882 shares of common stock at $1.20 per share and 3,444,441 shares of common stock at $2.25 per share were outstanding as of September 30, 2008 but were not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the market price of the common shares.

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008 (UNAUDITED)

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Contingencies

On May 24, 2005, a Complaint was filed against us, among others, in the United States District Court for the Southern District of New York, in a matter captioned as “Ziegler, Ziegler & Associates LLP and Scott Ziegler, Plaintiffs, v. China Digital Media Corporation and John Does 1-10, Defendants.” In the Complaint, the Plaintiffs allege, among other things, that we and John Does 1-10 used Plaintiff Scott Zeigler’s e-mail address and Plaintiff Ziegler, Ziegler & Associates, LLP’s internet domain name to distribute promotional information about us over the internet. The Plaintiffs seek a several types of relief, including damages in an amount not less than $1,250,000.  The Company is currently awaiting a decision from the Court on its motion to dismiss the case.

The Company contested the allegations of the Plaintiffs and has vigorously defended the action. The Company did not hire a stock promoter or a spammer to distribute the alleged e-mails, and the alleged emails themselves recite that they were not paid for by the Company or an affiliate.  The Company also does not believe that United States District Court for the Southern District of New York has jurisdiction over us to even hear this case.  The Company believes it has no liability in this matter.

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

The Company has made a settlement offer to the plaintiff of an amount equal to $9,000, and is awaiting the plaintiff’s response.  As part of any settlement, the Company will insist upon the execution and delivery of a binding release of all claims in favor of the Company. The Company has accrued $9,000 as at September 30, 2008.

NOTE 5 - COMMON STOCK

During the quarter ended September 30, 2008, the Company did not issue any shares.

NOTE 6 - CONVERTIBLE DEBENTURE

The following is a summary of the Company’s outstanding debentures as at September 30, 2008 and December 31, 2007.

	September 30, 2008	December 31, 2007
	(Unaudited) (In default)	(Audited)

$2,150,000 Convertible Debentures, net of $135,000 conversions as of September 30, 2008 and December 31, 2007 and unamortized discount of $0 and $511,350 as of June 30, 2008 and December 31, 2007 respectively at 4% interest per annum due May 2008, in default	$2,015,000	$1,503,650
$500,000 Convertible Debentures, net of unamortized discount of $0 and $126,852 as of September 30, 2008 and December 31, 2007 respectively at 4% interest per annum due May 2008, in default	500,000	373,148
$200,000 Convertible Debentures, net of unamortized discount of $0 and $50,741 as of September 30, 2008 and December 31, 2007 respectively at 4% interest per annum due May 2008, in default	200,000	149,259
$150,000 Convertible Debentures, net of unamortized discount of $0 and $38,056 as of September 30, 2008 and December 31, 2007 respectively at 4% interest per annum due May 2008, in default	150,000	111,944
$100,000 Convertible Debentures, net of unamortized discount of $0 and $25,370 as of September 30, 2008 and December 31, 2007 respectively at 4% interest per annum due June 2008, in default	100,000	74,630
	$2,965,000	$2,212,631

For the fiscal quarter ended September 30, 2008, the Company has convertible debentures with total value of $2.965 million outstanding. The aforesaid convertible debentures were issued pursuant to the private equity financing where the Company sold a total 31 units of securities. Each unit consists of (i) an eighteen-month 4% interest bearing convertible debenture in the principal amount of $100,000, convertible at $0.45 per share, (ii) a six-year Class A warrant to purchase 222,222 shares of the Company’s common stock, par value $0.001 per share at an exercise price of $0.80 per share, a (iii) six-year Class B warrant to purchase 222,222 shares of the Company’s common stock at an exercise price of $1.20 per share, and (iv) a six-year Class C warrant to purchase 111,111 shares of the Company’s common stock at an exercise price of $2.25 per share. The securities issuable upon conversion of the debenture and exercise of the warrants are eligible for certain registration rights.

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008 (UNAUDITED)

NOTE 6 - CONVERTIBLE DEBENTURE (CONT.)

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

Convertible debt discount amortized for the nine months ended September 30, 2008 and September 30, 2007 was $752,369 and $1,549,998 respectively.   Debenture interest accrued for the nine months ended September 30, 2008 and September 30, 2007 was $44,501 and $92,745 respectively.

The default interest expense on convertible debenture for the nine months ended September 30, 2008 was $195,973.

NOTE 7 - RELATED PARTY TRANSACTIONS

As of September 30, 2008, the Company owed two directors $285,633 for short-term advances.  Interest is charged at 6% per annum on the amount owed.

As of September 30, 2008, the Company owed to related companies $751,137 for short-term unsecured advances made. Interest is charged at 6% per annum on the amount owed.

As of September 30, 2008, the Company owed to a stockholder $395,291 for short-term advances made.  Interest is charged at 6% per annum on the amount owed.

NOTE 8 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $8,104,886 at September 30, 2008 that includes a net loss of $7,134,182 for the period ended September 30, 2008.  The Company’s total current liabilities exceed its total current assets by $8,132,202.  These factors raise substantial doubt about its ability to continue as a going concern.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern.  The Company is actively pursuing additional funding and potential merger or acquisition candidates and strategic partners.  Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

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

Overview

China Digital Media Corporation (”CDMC”) was previously known as HairMax International, Inc. (“Hairmax”), a Nevada corporation incorporated in 1987. Arcotect Digital Technology Limited, a corporation organized under the laws of Hong Kong, consummated a reverse merger with Hairmax in March, 2005, and Hairmax subsequently changed its name to China Digital Media Corporation. With the termination of the original businesses of Hairmax, all of China Digital Media Corporation’s businesses are now located in the People’s Republic of China (the “PRC” or "China”). Arcotect Digital Technology Limited has changed its name to China Digimedia Holdings Limited (“CDHL”), and is a wholly-owned subsidiary of CDMC.

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

-	Television advertising sales.

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

Cable TV operational support services  and digital broadcast technology development

AGL, a wholly owned foreign subsidiary of CDMC incorporated in China, is the sole contractor for providing digital television (“DTV”) operational supporting services in Nanhai, Guangdong Province, a city with over 420,000 residential and commercial cable television subscribers.

On February 6, 2004, we signed a 20-year Co-operative Agreement for Total Migration into DTV System for the Nanhai District and subsequently signed a supplementary agreement on July 8, 2005 (collectively, the “Co-operative Agreements”) with Nanhai Network Company, a city-owned cable network operator in Guangdong Province. Pursuant to the Co-operative Agreements, the Company is responsible for migrating all cable television subscribers in Nanhai from an analog to a digital system (“Migration”) by the end of 2007. Owing to certain technical issues of the local network upgrade of the Nanhai Network Company, the Migration completion date has been re-scheduled to the end of 2008. The Company entered into two supplementary agreements with the Nanhai Network Company in May and December 2007, pursuant to the Co-operative Agreements, for re-scheduling the Migration completion date to the end of 2008. As of September 30, 2008, the Company has migrated about 280,000 subscribers into the digital system.

According to the Co-operative Agreements, AGL is entitled to share the subscription fees paid by all cable television subscribers as well as paid by DTV subscribers for additional services, including pay-TV services, and to receive the subscription fee for any additional STBs.

Under the Co-operative Agreement, the Company is the sole contractor for providing digital TV operational support in Nanhai. The Company is responsible for supplying all subscribers with a digital set-top-box on a lease basis to subscribers. If subscribers want an additional set-top-box, they must purchase the set-top-box from the Company. The Company is also responsible for providing operational support services including migration planning, marketing and sales, software development, customer service and logistics administration. The Company’s proprietary operating support system automates many of the processes, such as database management, billing, work orders and inventory control, and assists in the operation of a 24/7 call center for technical support and customer care. The city-owned cable company retains management of the broadcasting system and the fiber-optic network and is responsible for compliance with national broadcasting policies.

The broadcast system that decrypts the signal with the Company’s set-top-box and appropriate smart cards can carry up to 800 digital channels of pay-TV programs and value added multimedia services. Currently, the services consist of 151 channels, including a 68-channel basic package , 89 pay channels and 3 high definition TV channels bundled into various value added packages, such as Life & Leisure, World Sports, News, Drama and Family.

The Company has deployed an IP (Internet Protocol) based set-top-box which was developed by its subsidiary, Arable Media Limited, a software developer specialised in middleware products and applications for digital TV set-top box and broadcasting technologies. The Company believes the advanced set-top-box will enable the Company to provide additional value added services which can be deployed in the future; such as targeted advertising, interactive TV programs, online shopping and console games, as well as interactive education services.

On June 1, 2008, there was an upward price adjustment on the basic monthly subscription fee of digital TV in effect which was approved by the government.  Although the monthly subscription fee for additional STBs was reduced, such change in pricing is expected to improve the profitability and cash flow of the Company in the coming periods.

TV advertising sales

M-Rider, a company incorporated in China and 100% owned by the Company under a trust arrangement, is an advertising sales company engaged in the distribution of television commercials. The Company is responsible for reselling commercial airtime to international and local advertising customers, either directly or through agents and receiving agency fees and services fee. The Company has many years of experience in providing consultancy and media planning services to clients, and assisting them to deliver their messages precisely and professionally to their targeted audiences efficiently. In addition, the Company believes that it can manage advertising resources effectively to enhance the value of the advertising space.

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

The Company relied on a supplier for approximately 100% of its purchases in the third quarter of 2008 for the Nanhai digitalization of TV system in the Nanhai project. As of September 30, 2008, accounts payable to this supplier amounted to $4,825,949 for the Nanhai project.

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

RESULTS OF OPERATIONS

Statements of Operations Items:

Sales

Total net sales for the three months ended September 30, 2008 increased by $125,849 or 7% to $1,841,567 from $1,715,718  for the same period ended September 30, 2007. The increase in total net sales was due to the increase in cable TV basic subscription fee income and the television advertising income which was offset by the loss of government grant. For the nine months ended September 30, 2008, we recorded total revenue of $5,267,124, or 3% decrease compared to total revenue of  $5,449,295 for the same period last year. The decrease in total net sales was due to the loss of government grant.  The basic and additional STBs registered increased from about 470,604 as of September 30, 2007 to 518,937 as of September 30, 2008.

Gross Profit

Gross profit for the three months ended September 30, 2008 decreased by $213,050 or 30%, and for the nine months ended September 30, 2008 decreased by  $672,692 or 29% as compared with the same period last year because of the increase in depreciation of STBs purchased for the DTV migration and the loss in government grant income.

Expenses

Selling, general, administrative and depreciation and amortization (not related directly to generation of revenue) expenses for the three months ended September 30, 2008 increased by $5,257,536 or 289% to $7,078,542, and for the nine months ended September 30, 2008 increased by  $4,909,837 or 118% to $9,072,278 in comparison with the same periods ended September 30, 2007. The increase is mainly due to the increase in provision of doubtful debt on the long-term portion of accounts receivable.

Net Loss

Net loss after tax was $6,610,165 for the three months and $7,134,182 for the nine months period ended September 30, 2008, compared to a net loss of $738,866 and $1,771,305 respectively for the same period ended September 30, 2007. The increase in net loss was because of the increase in provision of doubtful debt on the long-term portion of account receivable over the increased uncertainty on the future financial strength of Nanhai Network Company under the current global financial crisis.

Balance Sheet Items:

Current Assets

Current Assets of the Company increased by $0.4 million to $3.8 million during the first nine months of 2008. As the Company utilized most of its cash on DTV migration, it has maintained a low level of cash balance of $0.2 million.   The increase was due to the higher inventory level from the increased purchases of STBs for the DTV migration process at the end of September 2008 compared to the same period last year.

Accounts Receivable, long-term portion

Accounts Receivable, long-term portion represents the amount of outstanding debt owed by Nanhai Network Company which is to be repaid evenly on a monthly basis over the next 15 years (up to 2013) starting from June 1, 2008.   An agreement was entered into in the year 2007 for repaying this amount with the increased cable TV subscription monthly fee effective from June 2008.  The management believes that the current global financial crisis may have an adverse impact on the business of Nanhai Network Company.  The uncertainty on its ability to repay such debt in the long run has increased.  Accordingly, a one-off provision of doubtful debt is considered necessary in this financial period.  The amount of doubtful debt provided for this customer for the three months ended September 30, 2008 is $6,351,225.

Property and Equipment, Net

The net increase in property and equipment of the Company of $0.8 million represented an increase in purchases of STBs during the first nine months of 2008.

Other Assets

Other assets represent deferred finance costs related to commission, legal and financial advisory fees directly attributable to the issuance of the convertible debenture by the Company in 2006 totaling $620,480. Deferred finance costs are amortized over the life of the debenture of 18 months from November 2006. For the three months ended September 30, 2008, such expense amortized was $0.

Current Liabilities

Current liabilities of the Company increased by $0.4 million to $12.0 million during the first nine months of 2008. The increase was mainly attributable to the amount of discount being amortized during the year for the convertible debenture.

Liquidity and Capital Resources

On September 30, 2008, we had cash of $171,595 and a working capital deficit of $8,132,202. This compares with cash of $334,410 and a working capital deficit of $8,114,014 at December 31, 2007. The decrease in cash was mainly due to the increase in purchases of STBs for the Nanhai project as compared with the same period of last year.

Operating activities had a net generation of cash in the amount of $2,626,542 during the nine months ended September 30, 2008 (2007: cash provided by operating activities was $74,633) reflecting an excess of revenues over expenditure.

Net cash used in investing activities for the nine months ended September 30, 2008 was $2,706,013 as compared with net cash used in investing activities of $756,749 for the nine months ended September 30, 2007. The increase in net cash used in investing activities was due to the increase in purchases of STBs in the first nine months of this year.

Net cash provided by financing activities for the nine months ended September 30, 2008 was $75,410 funding activities of related companies, directors and shareholders (2007: cash provided by financing activities was $950,991 of which $779,101 represented shareholder’s funding activities ).

We continued to receive cash from the Nanhai Network Company according to the project schedule and plan of television digitalization migration. The Company's investment in STBs and smart cards remained the substantial accounts payable at September 30, 2008. For further business expansion and acquisition, the Company is considering various financing methods for funding, although there is no assurance that the Company will be able to raise additional funding on favorable terms, if at all.

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

The Company issued a total of $3.1 million in convertible debentures in November and December 2006, of which $2.965 million is currently outstanding, and which debentures already matured in May 2008.  Due to the Company’s current financial situation with most of the Company’s cash being utilized to make the upfront investment for the Migration, the Company does not have enough cash to repay the debentures.  The Company has been negotiating with the largest debenture holder to refinance or otherwise satisfy the debentures.  However, as of the date of this report, the Company does not have any agreements or understandings in place with the debenture holders, and there is no assurance that the Company will be able to refinance or otherwise satisfy the debentures.

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

The financial statements of the Company’s subsidiaries (whose functional currency is HK$ or RMB) are translated into US$ using the closing rate method. The balance sheet items are translated into US$ using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year. All exchange differences on currency translations are recorded within equity. Translation gain for the nine months ended September 30, 2008 was $816,098.

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

During the quarter ended September 30, 2008, the Company did not issue any shares.

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

Date: November 11, 2008

/s/ Ng Chi Shing
-----------------------------
Ng Chi Shing
Chief Executive Officer

Date: November 11, 2008

/s/ Ng Chi Shing
 -----------------------------
Ng Chi Shing
Chief Financial Officer