Form 10-K
period 2008-12-31
CHINA DIGITAL MEDIA CORP
filed 2009-03-31
CIK 821524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the year ended December 31, 2008

 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

COMMISSION FILE NUMBER: 001-14973

CHINA DIGITAL MEDIA CORPORATION
(Exact name of registrant as specified in its charter)

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
Common Stock, $.001 par value

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐     No ☑

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐     No ☑

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K. ☑

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                    Accelerated filer ☐

Non-accelerated filer   ☐ (Do not check if a smaller reporting company                    Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   No☑

As of March 31, 2009, there were 42,706,363 common shares outstanding and the aggregate market value of the common shares (based upon the average of the bid price of $0.015 and the asked price of $0.025 reported by broker) held by non-affiliates was approximately $229,128.

Number of shares of common stock outstanding as of March 30, 2009: 42,706,363

Number of shares of preferred stock outstanding as of March 30, 2009: 1,875,000

Incorporation by Reference: None

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-K under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussion under "Description of Business," including the "Risk Factors" described in that section, and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-K. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them.

As used in this Form 10-K, unless the context requires otherwise, “we” or “us” or the “Company” means China Digital Media Corporation and its subsidiaries.

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

For the year ended December 31, 2008, CDMC owned the following subsidiaries:

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

Operation Business

The Company is primarily involved in the following businesses in China:

1) Cable television operational support services and digital broadcast technology development; and
2) Advertising sales.

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

On February 6, 2004, the Company signed a 20-year Co-operative Agreement for Total Migration into the DTV System for the Nanhai District and subsequently signed a supplementary agreement on July 8, 2005 (collectively, the “Cooperative Agreements”) with the Nanhai Network Company, a city-owned cable network operator located in Guangdong Province. Pursuant to the Co-operative Agreements, the Company is responsible for migrating all cable television subscribers in Nanhai from an analog to a digital system (“Migration”) by the end of 2007. Owing to the technical issue of the local network upgrade by Nanhai Network Company, the Migration completion date has been re-scheduled to the end of 2009. The Company entered into two supplementary agreements with the Nanhai Network Company in May and December 2007, pursuant to the Co-operative Agreements, for re-scheduling the Migration completion date to the end of 2009.

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

During 2007, the Company entered into an agreement with the Nanhai Network Company to obtain a more favorable DTV basic subscription fee income sharing plan in exchange for setting aside a certain portion of trade receivable balance due from Nanhai Network Company from the current balance.  Such portion is to be amortised over 15 years annually and evenly out of the increased fee income after the expected upward price adjustment for DTV basic subscription fee implemented in 2008.  The said portion is being treated as long term asset in the financial statements as of December 31, 2008.

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

Migration to DTV Service
The Company has migrated approximately 66,000 subscribers in 2008 totaling about 343,000 subscribers to the DTV system as of December 31, 2008, and the Migration is expected to be completed by 2009.

Basic Services
Basic service is available to all cable television subscribers, consisting of 46 channels of programming. This service comprises programming provided by national television networks, provincial and city television stations, and one channel provided by AGL.

Value Added Packages (VAP)
The broadcast system that decrypts the signal for the Company’s STB and appropriate smart cards can carry up to 800 digital channels of pay-TV programs and value added multimedia services. Currently, the services consist of 152 channels, including a 46-channel basic package and 106 pay channels bundled into various value added packages, including 3 high definition channels, movie, life & leisure, sports, drama and family.

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

Customer and Technical Service
The operating support system, which is developed by AGL’s software team, manages all operating processes including technical support to customers, database management, billing services, inventory control, sales support, and call center services. AGL’s call center provides 24/7 call answering capability and other technical support services. The call center handled over 360,000 enquiries in 2008.

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

During the year of 2008, M-Rider provided consultation to AGL for advertising and promotion for its sales of additional STB, VAS, and VAP on DTV business in Nanhai.

Television Program Production and Investment

During the year of 2008, HuaGuang did not have any business activity.

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

The Company believes that five years of experience has made it's operations and migration process efficient and effective which has created a substantial platform for the future growth in cable TV digitalization projects in other cities with a size similar to Nanhai.  The Company is exploring its ability to utilize its competitive advantages in seeking other cities, particularly in Guangdong province, to repeat its Migration model. A number of cities have expressed interest in working with the Company because of the proven skills and experiences in operation, marketing and technology, although the Company has not entered into any definitive or preliminary agreements with any cities.  The operation of a DTV service business is a business with long term stable recurring cash flow, but substantial upfront capital investment has prevented the Company from investing in other cities until additional cash flow can be generated internally or financed elsewhere.  There is no assurance that the Company will be successful in entering into new agreements for future migrations, or that the Company will be able to finance any new migrations solely from its cash flows from the Nanhai Migration.

The Company has entered into a Memorandum of Understanding (the ''MOU'') with a city owned cable network company in the western part of Guangdong province to implement a digital TV digitalization project during the year.

Pursuant to the MOU, the Company will invest in digital TV set top boxes to convert all subscribers in the city from analog into digital TV broadcasting whereas the cable network company will upgrade its cable network into a 2-way capable one. Both parties agreed to develop business plans on the digital TV platform, broadband Internet and other value added services to be deployed into the market.

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

Growth Strategies

DTV business

The Company has established a successful and profitable model for the DTV services in Nanhai. For the near term, the Company’s strategy is to complete the migration at Nanhai to drive growth. In the mid or longer term, the Company’s strategy is to use cash flow generated from existing operations to provide VAS through the digitalized STB in Nanhai.  With the expected rapid growth in population of Nanhai area in the coming years, we expect the VAS subscription fee to become one of the major income and profit contributors.

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

Item 1A. Risk Factors

Risks Related to The Company’s Business and Industry

The Company has a limited operating history on which to evaluate the Company’s operations.

The Company commenced operations in early 2005, and as such, the Company has had a limited history on which an investor may evaluate the Company’s operations.  The Company had revenues of $7.9 million (restated), $14.9 million (restated) and $7.5 million for fiscal years 2005, 2006 and 2007 respectively.  The Company  had net income of $3.1 million, net loss $0.2 million (restated), net loss $4.1 million (restated) and net loss $13,375,575 for fiscal years 2005, 2006, 2007, and 2008 respectively.  Any investment in the Company should be considered as a high risk one because the investor will be placing funds at risk in an unseasoned early stage company with unforeseen costs, expenses, competition and other problems to which such companies are often subject.

The Company’s cable television migration operations require the Company to incur significant upfront costs to supply customers with set-top-boxes, recovery of which would be better managed if the Company is able to sell customers sufficient number of value-added services or additional set-top-boxes.

The Company’s agreement with the Nanhai Network Company provides that the Company migrates all cable TV subscribers in Nanhai from an analog signal to a digital signal by the end of 2009.  In order for the Company to maintain a more stable liquidity, the Company must also sell to subscribers’ additional value-added services or  additional STB, in addition to receiving portions of subscription fees from the Nanhai Network Company.  If a sufficient number of subscribers do not purchase additional value-added services or additional STB from the Company, the Company may not be in a position to offset the initial cost for providing the STB in a timely manner.

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

The Company did not receive any government grants in 2008 and there is no assurance that any government grant will be received in 2009.

Since the price increase of DTV subscription fee in general is approved by the local government, the revenue of the Company is increased too. Such increase in revenue is an additional income to the existing level of income. It is treated as a substitute of the government grant by the local authority. The government grant was not received by the Company during 2008.

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

During the year of 2006, the Company issued warrants to purchase an aggregate of 17,222,205 shares of our common stock and issued convertible debentures which may be converted into an aggregate of 6,888,882 shares of common stock. The exercise prices on these warrants range from $0.80 per share to $2.25 per share, and the conversion price of the debentures is $0.45 per share.   If issued, the shares underlying the warrants and debentures would increase the number of shares of common stock currently outstanding and will dilute the holdings and voting rights of the Company’s then-existing shareholders.  One of the debenture holders converted an amount of $135,000 debenture to common stock in December 2007.  The Company entered into an extension agreement with this debenture holder on December 8, 2008 where the conversion price of the debentures is reduced to $0.25 per share.

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

ITEM 1B.  Unresolved Staff Comments

None.

ITEM 2. Properties

The Company leased offices for its following subsidiaries: (1)AGL, with about 1,188 square meters for operation and paid total rent of $66,457 for year 2008 under lease term expiring on January 2014; (2) AGL Nanhai, with 1,045 square meters for operation and paid total rent of $36,016 for year 2008 under lease term expiring on March 2009; (3) M-Rider,  with 18 square meters and paid total rent of $1,269 for year 2008 under lease term expiring on January 2014; (4) HuaGuang, with 45 square meters and paid total rent of $3,250 for year 2008 under lease term expiring Jan 2014; and  (5) Arable GZ, with 52 square meters and paid total rent of $3,510 for year 2008 under lease term expiring on July 2011.  The Company also leased nine staff quarters with total area of 970 square meters and paid total rent of $28,815 for year 2008 under various lease terms expiring through January 2009 to December 2011.

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

Quarter Ended                       Low      High

03/31/07                                   0.48      0.481
06/30/07                                   0.42      0.49
09/30/07                                   0.22      0.24
12/31/07                                   0.24      0.26
03/31/08                                   0.18      0.18
06/30/08                                   0.07      0.09
09/30/08                                   0.12      0.12
12/31/08                                   0.045    0.045

The above stock prices have been retroactively adjusted in the above table to reflect a 100 for 1 reverse split in 2005.

(b) Holders. The approximate number of holders of record of the Company's Common Stock was 108 in certificate form and over 2,120 shareholders deposit their shares with the clearing house according to the NOBO list provided by Broadridge Financial Solutions, Inc as of December 31, 2008.

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

Unregistered Sales of Equity Securities

During the quarter ended December 31, 2008, the Company did not issue any shares.

ITEM 6.  Selected Financial Data

Not applicable.

ITEM 7.  Management’s Discussion and Analysis

This discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and related notes thereto included in Part II, Item 7 of this Report. All amounts are expressed in U.S. dollars.  Please also refer to our forward-looking statement.

Overview

During 2008, the Company reported a revenue of $7,290,344 (2007: $7,480,453), a decrease of 3% as compared with last year, and a net loss of $13,375,575 (2007 loss: $4,094,935).

The Company’s business plan is to complete the DTV migration program in Nanhai. The Company will focus its resources toward developing VAS to facilitate the future growth of the subscription income.

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

Principles of consolidation

The accompanying 2008 consolidated financial statements include the financial statements of CDMC and its 100% owned subsidiaries CDHL, AGL and its Nanhai Branch, Maxcomm, Arable, Arable GZ, M-Rider and Digimedia Shenzhen, and its 100% variable interest entity in HuaGuang.

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

Government grant

The local government of Nanhai City also approved a grant of Rmb10,000,000 each year for five years commencing in 2004 to finance the purchase of STBs and smart cards for sale and lease to subscribers. The grant is recognized as revenue on a straight line basis.  As of December 31, 2008 and 2007, the Company received $nil and $1,317,992 of government grant respectively.  There is a possibility the government grant for 2008 may not be received in the future owing to an expected upward price adjustment of DTV subscription fee income, which would reduce the government grant.

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

Financial review of the Company for the year 2008:

Selected financial data
	Year Ended December 31
	2008	2007

Net sales	$7,290,344	$7,480,453

Net loss	(13,375,575)	(4,094,935)

Net loss per share –basic (two classes method)	(0.31)	(0.11)

Net income per share -fully diluted (two classes method)	(0.31)	(0.11)

Weighted average shares outstanding – basic	42,595,450	37,725,894

Weighted average shares outstanding - fully diluted	42,595,450	37,725,894

Total assets	17,535,847	29,057,363

Working Capital (Deficit)	(7,805,558)	(8,114,014)

Stockholders' equity	4,372,380	16,811,326

No dividends have been declared or paid for any of the periods presented

CONSOLIDATED RESULTS OF OPERATIONS

Statements of Operations Items:

Sales

Sales for the fiscal year ended December 31, 2008 were $7,290,344 as compared to $7,480,453 for the fiscal year ended December 31, 2007, a decrease of $190,109 or 3%.   The decrease in sales was due to the reduction in government grant which is offset by the increase in the revenue from the DTV basic subscription fee income owing to the upward adjustment of the basic subscription fee from Nanhai DTV subscribers effective from June 1, 2008.

The total number of DTV subscribers increased by 53,647 to 298,999 by the end of 2008.  Sale of additional STB in 2008 was increased by 4,921 to 17,854, an increase of 38% from last year, representing approximately 6% of total DTV subscribers in Nanhai.  The number of value added package subscriptions decreased by 1,248 to 32,493 in 2008, representing approximately 11% of total DTV subscribers in Nanhai.  The digitalization project will continue in 2009 and the Company expects that revenue from DTV business will grow as a result of the completion of migration process in 2009.

Gross Margin

Due to the increase in depreciation charge of STB for the year, gross profit margin decreased from 36% in 2007 to 30% in 2008, and the gross profit amount decreased by $503,558 from last year.

Expenses

Selling, general, administrative and depreciation and amortization expenses for the fiscal year ended December 31, 2008 decreased by $1,310,228 or 37% to $2,199,254 in comparison with the last fiscal year ended December 31, 2007.  The increase is mainly due to the decreased in R&D expenses and other general overheads. The porvision for doubtful debts for the year ended December 31, 2008 increased by $6,631,380 from last year, which was due to the increase in provision on the long term portion of account receivable from the Network Company.

The Company entered into an agreement with Network Company at the end of 2007 for amortizing a major portion of the receivable amount of $7,78,997 due from Nanhai Network Company over 15 years against its share of increased portion of DTV subscription fee out of the upward adjustment effective during the mid of year 2008.  Owing to the latest global financial turmoil which has a drastic adverse impact on the economy of China, the Company considered that it may result in a drop in DTV subscription fee and a drop in the income of the Nanhai Network Company.  This in turn increased the uncertainty of the recoverability of such long term receivable.  The Company considered that a full doubtful debt provision which is amounted to $7,847,084 was necessary as of the year end.

Reclassifications have been made to the comparative figures for the year ended December 31, 2007 for showing the amortization of convertible debt discount under operating expenses where it was shown under other expenses in the last report.  Also that for provision of doubtful debts has been separately shown under operating expenses where the comparative figure of this item for the year ended 2007 was included in the selling, general and administrative expenses in the last report.

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), “ Accounting for Income Taxes ..” A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carry forwards.

Income from Discontinued Operation

Income from discontinued operation in the statement of operation represents the shareholders’ share of an operating result in Guishi Digimedia, a 51% subsidiary, and Guishi Huaguang, a 49% affiliate, being disposed of during the period.  For the year ended December 31, 2008, the income from the discontinued operation is nil (2007: $327,083).

Net Loss

The Company had net loss of $13,375,575 (2007 loss: $4,094,935) or $0.31 loss per common share for the year ended December 31, 2008, an increase of net loss $9,280,640 as compared with last year. The increase in net loss was due to drop in gross profit $503,558, the increase in doubtful debt provision $6,869,112, and the increase in impairment of goodwill $3,996,946.

Balance Sheet Items:

Current Assets

Current Assets of the Company decreased by $0.5 million to $3.0 million as at December 31, 2008. As the Company utilized most of its cash on DTV migration, it has maintained a low level of cash balance of $0.4 million as at December 31, 2008, an increase of $0.1 million from December 31, 2007. Accounts Receivable decreased by $0.8 million to $1.1 million in 2008.

Intangible Assets

Intangible assets decreased by $4.0 million during 2008, which is the due to the impairment of goodwill generated from the acquisition of Maxcomm.  Owing to the weakening economy globally including China, the Company revised the income projection of the middleware company, Arable, for the coming years.  Such revision also resulted in a much lower profitability projection which in turn reduce the net worth of its holding company, Maxcomm, as well.  Accordingly, an impairment adjustment on the goodwill out of the acquisition of Maxcomm is required.

Property and Equipment, Net

The net increase in property and equipment of the Company of $1.0 million in 2008 mainly represented purchase of STB for migration in 2008.

Current Liabilities

Current Liabilities of the Company have decreased by $0.8 million to $10.8 million as at December 31, 2008. The decrease was mainly attributable to the classification of part of convertible debenture as long term liability which is offset by the accounting treatment for reinstating the debenture costs out of the convertible feature.

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

Liquidity and Capital Resources

On December 31, 2008, the Company had cash of $436,062 and a working capital deficit of $7,805,558.  This compares with cash of $334,410 and a working capital deficit of $8,114,014 at December 31, 2007.

Operating activities had a net surplus of cash in the amount of $4,599,248 during the year, reflecting an excess of revenues over operating expenditures.

Net cash used in investing activities for the fiscal year ended December 31, 2008 was $4,114,665 as compared with net cash used in investing activities of $3,241,369 for the fiscal year ended December 31, 2007. The increase in net cash used in investing activities was due to the increase in purchases of STBs for migration purpose.

Net cash used in financing activities for the fiscal year ended December 31, 2008 was $220,123. The majority of net cash used in financing activities was to pay down a related company.

We continued to receive cash from Nanhai Network Company according to the project schedule and DTV migration plan. The Company's investment in STBs and smart cards remained the substantial accounts payable at the year end of 2008. For further business expansion and acquisition, the Company is considering various financing methods for funding, although there is no assurance that the Company will be able to raise additional funding on favorable terms, if at all.

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

The Company issued a total of $3.1 million in convertible debentures in November and December 2007, which debentures already matured in May 2008.  Due to the Company’s current financial situation with most of the Company’s cash being utilized to make the upfront investment for the Migration, the Company does have enough cash to repay the debentures.  The Company had negotiated with the debenture holders to refinance or otherwise satisfy the debentures.  As of the date of this report, the Company had entered into an extension agreement with one major debenture holder holding $2.105,000 in principal amount of debenture to extend the maturity date to June 2010.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 8. Financial Statements

CHINA DIGITAL MEDIA CORPORATION
AND SUBSIDIARIES

Jimmy C.H. Cheung & Co Certified Public Accountants (A member of Kreston International) Registered with the Public Company Accounting Oversight Board

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

China Digital Media Corporation

We have audited the accompanying consolidated balance sheet of China Digital Media Corporation and subsidiaries as of December 31, 2007 and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit of the financial statements provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Digital Media Corporation and subsidiaries as of December 31, 2007 and the results of its operations and its cash flows for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 24 to the consolidated financial statements, the Company had a net loss of 13,375,575, an accumulated deficit of $14,346,279 and a working capital deficiency of $7,805,558.  These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning this matter are also described in Note 24.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

JIMMY C.H. CHEUNG & CO

Certified Public Accountants

Hong Kong

Date:  February 26, 2008

1607 Dominion Centre, 43 Queen’s Road East, Wanchai, Hong Kong
Tel:  (852) 25295500   Fax:  (852) 28651067
Email: jimmycheung@jimmycheungco.com
Website:  http://www.jimmycheungco.com

BONGIOVANNI & ASSOCIATES, CPA's
19720 Jetton Road, 3rd Floor
Cornelius, NC 28031

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

China Digital Media Corporation

We have audited the accompanying consolidated balance sheet of China Digital Media Corporation and subsidiaries as of December 31, 2008 and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Digital Media Corporation and subsidiaries as of December 31, 2008 and the results of its operations and its cash flows for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 24 to the consolidated financial statements, the Company had a net loss of 13,375,575, an accumulated deficit of $14,346,279 and a working capital deficiency of $7,805,558.  These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning this matter are also described in Note 24.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BONGIOVANNI & ASSOCIATES, CPA's

Certified Public Accountants

Cornelius, N.C.

Date:  February 18, 2009

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31, 2008	December 31, 2007
	(Audited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$436,062	$334,410
Accounts receivable, net of allowances	1,078,228	1,851,193
Inventories, net	1,247,781	781,561
Other receivables and prepaid expenses	194,386	500,229
Value added taxes recoverable	52,820	45,530
Total Current Assets	3,009,277	3,512,923

ACCOUNTS RECEIVABLE, long term portion, net of allowances	-	7,781,997
INTANGIBLE ASSETS, NET of impairment of $3,996,595	324,329	4,320,924
INVESTMENTS IN TELEVISION SERIES, NET of impairment of $223,421	-	-
PROPERTY AND EQUIPMENT, NET	14,202,241	13,193,066
DEFERRED TAX ASSET	-	123,982
OTHER ASSETS	-	124,471
TOTAL ASSETS	$17,535,847	$29,057,363

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Convertible debentures, net of discount	$950,000	$2,212,631
Accounts payable	5,178,216	5,109,728
Other payables and accrued liabilities	923,980	707,932
Due to directors	285,642	241,239
Due to a stockholder	396,331	384,581
Due to related companies	454,555	730,831
Business and other tax payable	23,099	157,646
Income tax payable	2,603,012	2,082,349
Total Current Liabilities	10,814,835	11,626,937

LONG TERM LIABILITIES
Convertible debentures, net of discount	2,015,000	0
Accounts payable	333,632	619,100
Total Long Term Liabilities	2,348,632	619,100

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Series A convertible preferred stock ($0.001 par value, 40,000,000 shares authorized,1,875,000 shares issued and outstanding as of
December 31, 2008 and December 31, 2007)	1,875	1,875
Common stock ($0.001 par value, 500,000,000 shares authorized,
42,706,363 shares and 42,117,057 shares issued and outstanding as of December 31, 2008
and December 31, 2007 respectively)	42,706	42,117
Additional paid-in capital	14,984,021	14,836,639
Deferred stock compensation	-	(21,200)
Retained earnings
Unappropriated	(14,346,279)	(970,704)
Appropriated	1,521,997	1,521,997
Accumulated other comprehensive income	2,168,060	1,400,602
Total Stockholders' Equity	4,372,380	16,811,326

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,535,847	$29,057,363

The accompanying notes are an integral part of these consolidated financial statements.

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS (AUDITED)
FOR THE YEAR ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

NET SALES
Revenue from digitalization of television signals	$6,855,420	$5,714,471
Revenue from television advertising	392,296	384,423
Revenue from software development	42,628	63,567
Government grant received	-	1,317,992
	7,290,344	7,480,453
COST OF SALES
Cost of Sales - digitalization of television signals	(891,836)	(560,085)
Depreciation - digitalization of television signals	(3,952,496)	(3,023,468)
Cost of Sales - television advertising	(271,419)	(428,234)
	(5,115,751)	(4,802,302)
GROSS PROFIT	2,174,593	2,678,151

OPERATING EXPENSES
Selling, general and administrative expenses	(2,199,254)	(3,509,482)
Provision for doubtful debts	(7,847,084)	(1,215,704)
Amortization of convertible debt discount	(752,369)	(2,100,779)
Depreciation and amortization	(82,959)	(99,920)
Total Operating Expenses	(10,881,666)	(6,925,885)

LOSS FROM OPERATION	(8,707,073)	(4,247,734)

OTHER INCOME (EXPENSES)
Loss on disposal of investment in television series	-	(261,187)
Impairment of goodwill	(3,996,946)	-
Interest income	2,808	2,629
Other income	207,863	142,370
Interest expenses	(279,000)	(125,049)
Interest paid to related companies and directors	(30,091)	(17,400)
Other expenses	(52,095)	(35,009)
Total Other Expenses , net	(4,147,461)	(293,646)

NET LOSS BEFORE TAX	(12,854,534)	(4,541,380)

Income tax (expense) income	(521,041)	119,362

NET LOSS FROM CONTINUING OPERATIONS	$(13,375,575)	$(4,422,018)

DISCONTINUED OPERATIONS
Equity gain (loss) of affiliate	-	(14,391)
Gain on disposal of subsidiary	-	255,415
Gain on disposal of affiliate	-	86,059
GAIN FROM DISCONTINUED OPERATIONS	-	327,083

NET LOSS	(13,375,575)	(4,094,935)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	767,458	1,425,817

COMPREHENSIVE LOSS	$(12,608,117)	$(2,669,118)

Net loss per share - basic - two classes method
- From continuing operations	$(0.31)	$(0.12)
- From discontinued operations	0.00	0.01

Net loss per share - diluted
- From continuing operations	$(0.31)	$(0.12)
- From discontinued operations	0.00	0.01

Weighted average number of shares outstanding during the period - basic	42,595,450	37,725,894

Weighted average number of shares outstanding during the period - diluted	42,595,450	37,725,894

The accompanying notes are an integral part of these consolidated financial statements.

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (AUDITED)

	Series A Convertible Preferred Stock		Common Stock		Additional	Deferred	Unappropriated	Appropriated	Accumulated other
					paid-in	stock	retained	retained	comprehensive		Comprehensive
	Shares	Amount	Shares	Amount	capital	compensation	earnings	earnings	loss	Total	(Loss) Income

Balance at December 31, 2006	1,875,000	1,875	31,602,365	31,602	10,812,806	(84,800)	3,688,643	$957,585	$(25,215)	$15,382,496

Audit adjustment for opening balance							0			-

Stock issued for acquisition	-	-	10,000,000	10,000	3,750,000	-	-	-	-	3,760,000
Stock issued for private placement	-	-	550,000	550	249,450	-	-	-	-	250,000
Cancellation of stocks	-	-	(335,308)	(335)	(110,317)	-	-	-	-	(110,652)
Stock issued for converted debenture	-	-	300,000	300	134,700	-	-	-	-	135,000
Amortization on stock compensation	-	-	-	-	-	63,600	-	-	-	63,600
Transferred to statutory surplus reserve	-	-	-	-	-	-	(564,412)	564,412	-	-
Net loss for the year	-	-	-	-	-	-	(4,094,935)	-	-	(4,094,935)
Foreign currency translation gain	-	-	-	-	-	-	-	-	1,425,817	1,425,817
Comprehensive loss	-	-	-	-	-	-	-	-	-	-	(2,669,118)

Balances at December 31, 2007	1,875,000	1,875	42,117,057	42,117	14,836,639	(21,200)	(970,704)	1,521,997	1,400,602	16,811,326

Amortisation on stock compensation	-	-	-	-	-	21,200	-	-	-	21,200
Stock issued for converted debenture interest	-	-	589,306	589	147,382	-	-	-	-	147,971
Net loss for the year	-	-	-	-	-	-	(13,375,575)	-	-	(13,375,575)
Foreign currency translation gain	-	-	-	-	-	-	-	-	767,458	767,458
Comprehensive loss	-	-	-	-	-	-	-	-	-	-	(12,608,117)

Balance at December 31, 2008	1,875,000	$1,875	42,706,363	$42,706	$14,984,021	$0	$(14,346,279)	$1,521,997	$2,168,060	$4,372,380

The accompanying notes are an integral part of these consolidated financial statements.

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007
(AUDITED)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(13,375,575)	$(4,422,018)
Net income from discontinued operations	-	327,083
Total net loss	(13,375,575)	(4,094,935)
Adjusted to reconcile net loss to cash provided by operating activities:
Equity loss of affiliate - discontinued operation	-	14,391
Impairment loss of goodwill	3,996,946
Loss on disposal of investment in television series	-	261,187
Impairment loss of investment in television series	-	223,421
Depreciation-cost of sales	3,952,496	3,023,468
Depreciation and amortization	82,959	86,518
Depreciation and amortization of discontinued operation	-	13,402
Provision for doubtful debts	7,847,084	1,215,704
Amortization of convertible debt discount	752,369	2,100,779
Loss on disposal of affiliate	-	(86,059)
Amortization on stock compensation	21,200	63,600
Gain on disposal of interest in subsidiary	-	(255,415)
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	707,878	(1,060,143)
Other receivables and prepaid expenses	253,023	624,396
Inventories	(466,220)	(306,080)
Deferred tax asset	123,982	(123,982)
Other assets	124,471	935,023
Increase (decrease) in:
Due to a related company	-	-
Accounts payable	(216,980)	(162,510)
Other payables and accrued liabilities	364,019	(1,077,413)
Business tax payable	(134,547)	(141,886)
Value added taxes payable	45,530	17,680
Income tax payable	520,663	127,549
Net cash provided by operating activities	4,599,298	1,398,695

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash inflow from business combination	-	61
Disposal of affiliates	-	265,924
Investment in affiliate	-	360,684
Disposal of subsidiary	-	87,333
Purchase of property and equipment	(4,114,665)	(3,955,371)
Net cash used in investing activities	(4,114,665)	(3,241,369)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related companies	(276,276)	350,345
Minority interests	-	92,918
Proceeds from issuance in private placement	-	250,000
Due to a stockholder	11,750	384,581
Due to directors	44,403	156,583
Net cash provided by (used in) financing activities	(220,123)	1,234,427

EFFECT OF EXCHANGE RATE ON CASH	(162,858)	540,066

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	101,652	(68,181)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	334,410	402,591

CASH AND CASH EQUIVALENTS AT END OF YEAR	$436,062	$334,410

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

The accompanying 2008 consolidated financial statements include the financial statements of CDMC and its 100% owned subsidiaries CDHL, AGL and its Nanhai Branch, Maxcomm, Arable, Arable GZ, M-Rider, and its 100% variable interest entity in HuaGuang.

The accompanying 2007 consolidated financial statements include the financial statements of CDMC and its 100% owned subsidiaries CDHL, AGL and its Nanhai Branch, Maxcomm, Arable, Arable GZ, M-Rider and Digimedia Shenzhen, its 90% variable interest entity in HuaGuang.

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

As of December 31, 2008 and 2007, the Company considers all its accounts receivable to be collectible after provision for doubtful accounts made in the financial statements.

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

Depreciation of STB

As required by SAB11:B, depreciation and amortization for property and equipment directly attributed to the generation of revenue was classified under “Cost of Sales”. Accordingly, depreciation of STB and smart cards of the Company in 2008 for the amount of $3,952,496 was included in “Cost of Sales”.

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

The Company accounts for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 142 and 144”).  In accordance with SFAS No. 142 and 144, long-lived assets held and used by the Company are reviewed for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The management reviewed for impairment on the goodwill for acquisition of Maxcomm of $3,996,595 was recognized for the year ended December 31, 2008.  The Company believes that no impairment of other long-lived assets including property and equipment exist at December 31, 2008.

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

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow or market risks. However, certain other financial instruments, such as  warrants or options to acquire common stock and the embedded conversion features of debt that are indexed to the Company’s common stock, are classified as liabilities when either (a) the holder possesses rights to net – cash settlement or (b) physical or net share settlement is not within the control of the Company. In such instances, net – cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net – cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. These derivative financial instruments are indexed to an aggregate of 6,888,888 shares of the Company’s common stock as of December 31, 2008 and are carried at fair value of $2,965,000.

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

As of December 31, 2008 and 2007, the Company received nil and $1,317,992 of government grant respectively.

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

Research and development costs related to both present and future products are expenses as incurred. Total expenditures on research and development charged to general and administrative expenses for the years ended December 31, 2008 and 2007 were $18,469 and $763,231, respectively.

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

The financial statements of the subsidiaries (whose functional currency is HK$ or RMB) are translated into US$ using the closing rate method.  The balance sheet items are translated into US$ using the exchange rates at the respective balance sheet dates.  The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year.  All exchange differences are recorded within equity. Translation gain for the years ended December 31, 2008 and 2007 were $752,938 and $1,425,817 respectively.

(R)	Comprehensive income (loss)

The foreign currency translation gain or loss resulting from translation of the financial statements expressed in HK$ and RMB to US$ is reported as other comprehensive income in the statements of operations and stockholders’ equity. Other comprehensive income for the years ended December 31, 2008 and 2007 were $752,938 and $1,425,817 respectively.

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

The Company operates in four reportable segments, digitalization of television signals, software development, television advertising, and investments in television series.

CHINA DIGITAL MEDIA CORPORATION
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(continued)

(U)	Reclassifications

Certain 2007 balances have been reclassified to conform to the 2008 presentation.

(V)	Recent accounting pronouncement

In October 2008, the Financial Accounting Standards Board ("FASB") issued FSP SFAS No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active" (FSP SFAS 157-3), which clarifies the application of SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), in an inactive market and provides an example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued.  The adoption of this standard did not have any impact on the Company's results of operations, cash flows or financial positions for the year ended December 31, 2008.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162").  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation and presentation of financial statements in accordance with generally accepted accounting principles.  This statement became effective in November 2008.  Adoption of SFAS 162 did not have a material impact on the Consolidated Financial Statements.

In February 2008, the FASB issued FSP SFAS No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP SFAS 157-2").  FSP SFAS 157-2 delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities that are not remeasured at fair value on a recurring basis (at least annually) until January 2009.  The implementation of FSP SFAS 157-2 did not have a material impact on the Consolidated Financial Statements.

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

In December 2007, Statement of Financial Accounting Standards No. 141(R), Business Combinations, was issued. SFAS No. 141R replaces SFAS No. 141,  Business Combinations.  SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the  purchase method ) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The adoption of adopting SFAS No. 141R will have an impact on its accounting for business combination once adopted, but the effect is dependent upon acquisition at that time.

CHINA DIGITAL MEDIA CORPORATION
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(continued)

2.	INTANGIBLE ASSETS

Intangible assets at of December 31, 2008 and 2007 consisted of the following:

	2008	2007

Goodwill recognized upon acquisitions of subsidiaries	$4,320,924	$4,320,924
Impairment loss	(3,996,946)	--
	$324,329	$4,320,924

In accordance with SFAS No. 142 “Goodwill and other intangible assets,” goodwill is not amortized but is tested for impairment. The Company performed an assessment on goodwill arising from the M-Rider and Maxcomm acquisitions and concluded there was an impairment of $3,996,946 as to the carrying value of the goodwill in this reporting period.

CHINA DIGITAL MEDIA CORPORATION
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(continued)

3.	BUSINESS COMBINATION

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

Revenue	$7,480,453
Net loss	$(4,211,390)
Net loss per share - basic and diluted	$0.00

4.	DISCONTINUED OPERATIONS

On August 17, 2007, the Company disposed its 51% owned subsidiary, Guishi Digimedia.  The operation of Guishi Digimedia has been reclassified as discontinued operations in the accompanying consolidated statement of operations for the year ended December 31, 2007 and is summarized as follows:

Net Sales	$650,344
Cost of Sales	(195,362)
Gross Profit	454,982
Selling and Administrative Expenses	(656,916)
Other Income	763
Income Tax	0
Net Loss	(201,171)

Share of Loss	$(102,597)

CHINA DIGITAL MEDIA CORPORATION
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(continued)

5.	BUSINESS DISPOSAL

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

The following table summarizes the assets and liabilities of Guishi Digimedia as of August 17, 2007 foregone:

Fixed Assets	$628,560
Cash and bank balance	97,186
Accounts receivable	38,927
Other receivables	85,898
Prepaid expenses	216,080
Due to stockholders	(779,101)
Accounts payable	(77,440)
Other payables	(128,361)
Accrued liabilities	(35,607)
Deposit received	(48,922)
Minority interest	(68,116)
(70,896)
Gain on disposal of interest in subsidiary	255,415
Consideration	$184,519

Satisfied by:
Cash consideration received	$184,519

Net cash inflow arising on disposal

Cash consideration received	$184,519
Cash and bank balance disposed of	(97,186)
$87,333

6.	INVESTMENTS IN AFFILIATES

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

 CHINA DIGITAL MEDIA CORPORATION
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The Company’s share of the loss of this year up to August 17, 2007 is as follows:

Company share at 49%	$14,391
Equity in loss of affiliate	$14,391

7.	ACCOUNTS RECEIVABLE, NET

Accounts receivable at December 31, 2008 and 2007 consisted of the following:

	2008	2007

Accounts receivable, current portion	$1,078,228	$1,851,193
Amount recoverable beyond 12 months classified as non-current assets	7,970,844	7,781,997
Less: allowance for doubtful accounts	(7,970,844)	-
Amount recoverable beyond 12 months classified as non-current assets (net)	-	7,781,997

During 2007, the Company entered into an agreement with the Network Company to obtain a more favorable digital TV basic subscription fee income sharing plan in exchange for setting aside a certain portion of trade receivable balance due from the Network Company from the current balance.  Such portion is to be repayable by the Network Company over 15 years annually and evenly, and was classified as non-current assets in the consolidated financial statements as of December 31, 2007.  Under the current global unstable financial and economic environment, the Company considered the collectability of the non-current portion uncertain.  A full provision is made for such amount.

As of December 31, 2008 and 2007, the Company considered all accounts receivable collectable after $7,847,084 and $1,215,704 were provided for doubtful accounts for the years ended December 31, 2008 and 2007, respectively.

8.	INVENTORIES, NET

Inventories at December 31, 2008 and 2007 consisted of the following:

	2008	2007

Finished goods	$1,247,781	$781,561
Less: provision of obsolescence	--	--
Inventories, net	$1,247,781	$781,561

For both of the years ended December 31, 2008 and 2007, the Company has not recorded a provision for obsolete inventories.

 CHINA DIGITAL MEDIA CORPORATION
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(continued)

9.	OTHER RECEIVABLES AND PREPAID EXPENSES

Other receivables and prepaid expenses at December 31, 2008 and 2007 consisted of the following:

	2008	2007

Deposit paid for the sole advertising agency	$46,588	$134,350
Proceeds from the disposal of subsidiary and affiliate	-	138,946
Advances to staff	52,134	45,528
Prepayments	57,945	145,148
Utility deposits	37,719	36,257
	$194,386	$500,229

10.	INVESTMENTS IN TELEVISION SERIES, NET

The following is a summary of investments in television series related to the Company’s participations in the production of two television series through HuaGuang, a 100% held VIE:

	2008	2007

Television participation costs	$-	$223,421
Less: impairment loss	-	223,421
Television participation costs, net	$-	$-

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

c)	Impairment loss of $0 and $223,421 was recorded for the years ended December 31, 2008 and 2007 respectively.

11.   PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment at December 31:

	2008	2007

STB and smart cards provided to subscribers	$25,607,750	$20,257,843
Motor vehicles	118,670	111,353
Furniture and office equipment	1,050,783	736,102
	26,777,203	21,105,298
Less: accumulated depreciation	12,574,962	7,912,232
Property and equipment, net	$14,202,241	$13,193,066

Depreciation expense for the years ended December 31, 2008 and 2007 were $4,035,455 and $3,123,388 respectively.

 CHINA DIGITAL MEDIA CORPORATION
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(continued)

12.   OTHER ASSETS

Other assets represent deferred finance costs relate to commission, legal and financial advisory fees directly attributable to the issuance of the convertible debenture by the Company. Deferred finance costs are amortized over the life of the debenture of 18 months from November 2006. In 2008, costs amortized as expenses were $752,369.

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

As a result of the above, during 2008, the Company has the following convertible debentures outstanding;

On November 17, 2006 to a financial institution for $ 2,150,000

On November 17, 2006 to a financial institution for $ 200,000

On November 17, 2006 to a financial institution for $ 500,000

On November 17, 2006 to an individual investor for $ 150,000

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

On December 08, 2008, the Company's Board of Directors entered into an extension agreement (the “Extension Agreement”) with one of the debenture holders in connection with the convertible debenture for the amount of $2,015,000 because the Company did not have sufficient funds to repay the debenture due. The Extension Agreement was filed with the Form 8-K on December 12, 2008. During the extension period, a principal amount of $100,750 is due on March 31, 2009, and the balance of $1,914,250 is due on June 30, 2010. The Company is also in contact with other debenture holders but has not agreed on any terms of extension up to the date of this report. The debenture holder currently holds three warrants, as adjusted, consisting of (i) a Class A warrant to purchase 4,777,773 commonn shares at an exercise price of $.80 per share, (ii) a Class B warrant to purchase 4,777,773 common shares at an exercise price of $1.20 per share, and (iii) a Class C warrant to purchase 2,388,887 common shares at an exercise price of $2.25 per share. Its convension price was also reduced to $.25, all pursuant to the Extension Agreement.

If the anti-dulution provision has not been triggered then the note would convert to approximately 8,000,000 common shares which would not constitute control. If however the anti-dilution provision has been triggred then this would convert to substantially more common shares.

The following is a summary of the principal portion of the convertible debentures outstanding as of December 31, 2008 and 2007:

	2008	2007

$2,150,000 Convertible Debentures, net of $135,000 as of December 31, 2008 and 2007 conversions and unamortized discount of $0 and $376,350 as of December 31, 2008 and 2007 respectively at 10% per annuum for the period from May 18, 2008 to December 31, 2008, at 13% interest per annum for the year ended 2009 due quarterly and 14% interest per annum due June 2010	$2,015,000	$1,503,650
$500,000 Convertible Debentures, net of unamortized discount of $0 and $126,852 as of December 31, 2008 and 2007 respectively at 4% interest per annum due May 2008	500,000	373,148
$200,000 Convertible Debentures, net of unamortized discount of $0 and $50,741 as of December 31, 2008 and 2007 respectively at 4% interest per annum due May 2008	200,000	149,259
$150,000 Convertible Debentures, net of unamortized discount of $0 and $38,056 as of December 31, 2008 and 2007 respectively at 4% interest per annum due May 2008	150,000	111,944
$100,000 Convertible Debentures, net of unamortized discount of $0 and $25,370 as of December 31, 2008 and 2007 respectively at 4% interest per annum due June 2008	100,000	74,630
	2,965,000	2,212,631
Less: current maturities	(950,000)	(2,212,631)
Long term portion	$2,015,000	$-

 CHINA DIGITAL MEDIA CORPORATION
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(continued)

14.	ACCOUNTS PAYABLE

Accounts payable at December 31, 2008 and 2007 consists of the following.

	2008	2007

Accounts payable	$5,511,848	$5,728,828
Less: current portion	5,178,216	5,109,728
Long term liabilities payable from January to December 2010	$333,632	$619,100

During 2007, the Company entered into an agreement with one of its major suppliers to extended the payment of its purchases over 24 equal monthly installments. The amounts owed to this supplier payable beyond one year as of December 31, 2008 are classified as long-term liabilities.

15.	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities at December 31, 2008 and 2007 consist of the following:

	2008	2007

Other payables	$409,103	$320,469
Deposits received from customers	133,072	89,030
Accrued liabilities	381,805	298,433
	$923,980	$707,932

16.	INCOME TAX

a)	CDMC was incorporated in the United States and has incurred net operating loss for income tax purposes for 2008 and 2007.

CDHL, Maxcomm, and Arable are incorporated in Hong Kong and are subject to Hong Kong profits tax. No provision for Hong Kong profits tax has been made since all of these entities incurred a loss during 2008 and 2007.

AGL, M-Rider, HuaGuang, Shenzhen DigiMedia and Arable GZ were incorporated in the PRC and are subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate has been 25%. No tax benefit is expected from the tax credits in the future. The income tax expenses for 2008 and 2007 are summarized as follows:

PRC Income Tax	2008	2007

Current	$--	$--
Deferred	--	(119,362)
	$--	$(119,362	) )

Deferred tax liabilities result from temporary differences for revenues earned but not yet taxable under PRC tax regulations.

b)
The Company’s deferred tax asset at December 31, 2008 and 2007 consists of net operating losses carry forwards calculated using statutory effective tax rates. Due to its history of losses, the Company believes that sufficient objective, positive evidence currently exists to conclude that recoverability of its net deferred tax assets is unlikely rather than not. Consequently, the Company has provided a valuation allowance covering 100% of its net deferred tax assets with the exception of those of AGL.

As of December 31, 2008, CDMC had loss carried forward of approximately $5,229,793 for U.S. income tax purposes available for offset against future taxable U.S. income expiring in 2028.

As of December 31, 2008, CDHL has Hong Kong tax loss carry forwards of approximately $310,743. Currently, the Hong Kong tax losses can be carried forward indefinitely.

As of December 31, 2008, Arable has Hong Kong tax loss carry forwards of approximately $767,372. Currently, the Hong Kong tax losses can be carried forward indefinitely.

As of December 31, 2008, all the PRC companies have tax loss carry forwards of approximately $1,543,735 which is not expected to be utilized in near future.

CHINA DIGITAL MEDIA CORPORATION
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(continued)

c)	The reconciliation of income taxes computed at the statutory income tax rates to total income taxes for the years ended December 31, 2008 and 2007 is as follows:

		2008	2007

CDMC
	Income tax computed at the federal statutory rate	34%	34%
	State income taxes, net of federal tax benefit	5%	5%
	Valuation allowance	39%	39%

CDHL
	Income tax computed at applicable tax rate	16.5%	17.5%
	Valuation allowance	(16.5%)	(17.5%)

Arable
	Income tax computed at applicable tax rate	16.5%	17.5%
	Valuation allowance	(16.5%)	(17.5%)

AGL
	Income tax computed at applicable tax rate	0%	33%
	Valuation allowance	0%	(33%)

M-Rider
	Income tax computed at applicable tax rate	25%	33%
	Valuation allowance	(25%)	(33%)

HuaGuang
	Income tax computed at applicable tax rate	25%	33%
	Valuation allowance	(25%)	(33%)

Under the current government policy, any company certified as the Software Enterprise in China is fully exempt from corporate income tax for two years, and 50% exempt for the following three years starting from its first profitable year.  Since AGL has been certified as Software Enterprise in China, its corporate income tax is exempt for the year ended 2008 and 2009 as it had taxable profit in 2008.

17.	NET LOSS PER SHARE

Loss per share on a diluted basis were $0.31 and $0.12 for the fiscal years ended December 31, 2008 and 2007 respectively.  As of December 31, 2008, the Company has outstanding:

-  42,706,363 shares of common stock;
-  1,875,000 shares of preferred stock;
-  10,615,553 shares of common stock to be issued upon conversion of convertible debenture (“CD”);
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

CHINA DIGITAL MEDIA CORPORATION
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(continued)

In accordance with paragraph 40 and 41 of SFAS 128 and EITF 03-6, basic and diluted earnings per share on a two class method for the fiscal year ended December 31, 2008 and 2007 were calculated as follows:

	2008	2007

Loss from continuing operations	$(13,375,575)	$(4,422,018)
Gain from discountinued operations	-	327,083
Net Loss	(13,375,575)	(4,094,935)

Basic - 2 classes method
Loss available to common stockholders	$(13,375,575)	$(4,094,935)

Weighted-average common stock outstanding	42,595,450	37,725,894

Basic earnings per share - Common Stock
-From continuing operations	(0.31)	(0.12)
-From discontinued operations	0.00	0.01

Diluted
Loss available to common stockholders	$(13,375,575)	$(4,094,935)

Diluted weighted-average common stock outstanding	42,595,450	37,725,894

Diluted earnings per share
-From continuing operations	(0.31)	(0.12)
-From discontinuing operations	0.00	0.01

Warrants to purchase 6,888,882 shares of common stock at $0.80 per share, 6,888,882 shares of common stock at $1.20 per share and 3,444,441 shares of common stock at $2.25 per share were outstanding as of December 31, 2008 but were not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the market price of the common shares. The warrants, which expire on November, 2012, were still outstanding on December 31, 2008.

 CHINA DIGITAL MEDIA CORPORATION
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(continued)

18.	SEGMENTS

The Company operates in five reportable segments; digitalization of television signals, software development, television advertising, investments in television series and other. The accounting policies of the segments are the same as described in the summary of significant accounting policies.  The Company evaluates segment performance based on income from operations.  All inter-company transactions between segments have been eliminated.  As a result, the components of operating income for one segment may not be comparable to another segment.  The following is a summary of the Company’s segment information for the years ended December 31, 2008 and 2007:

	Digitalization			Investments
	of Television	Television	Software	in Television
	Signals	Advertising	Development	Series	Total
2008
Revenues	$6,855,420	$392,296	$42,628	$-	$7,290,344
Gross profit	2,011,087	120,878	42,628	-	2,174,593
Net Income (loss)	(7,924,314)	(9,338)	(128,033)	(17,525)	(8,079,210)
Total assets	16,615,629	476,417	337,671	106,130	17,535,847
Capital expenditure	3,824,376	12,020	156,926	121,343	4,114,665
Depreciation and amortization	$4,005,096	$-	$23,228	$7,131	$4,035,455

2007
Revenues	$7,032,463	$384,423	$63,567	$-	$7,480,453
Gross profit (loss)	3,448,910	(43,811)	63,567	(790,515)	2,678,151
Net Income (loss)	2,077,103	(641,986)	(1,047,808)	(1,805,462)	(1,418,153)
Total assets	23,771,154	682,482	4,452,575	151,152	29,057,363
Capital expenditure	3,838,186	(572,670)	39,873	22,123	3,327,512
Depreciation and amortization	$3,066,146	$10,154	$8,801	$38,287	$3,123,388

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	2008	2007

Total net loss for reportable segments	$(8,079,210)	$(1,418,153)
Unallocated amounts relating to corporate operations
Impairment of goodwill	3,996,946	-
Interest expenses	277,305	125,049
Amortization of convertible debt discount	752,369	2,100,779
Interest paid to related companies and directors	30,091	17,400
Gain from discontinued operations	-	(355,865)
Administration expenses	190,289	542,989
Professional fees	32,578	240,346
Others	16,787	6,084

Total net loss	$(13,375,575)	$(4,094,935)

19.	STOCKHOLDERS’ EQUITY

(A)  Stock issuances

1.	Stock issued for debenture interest payment

During the year 2008, the Company issued 589,306 shares of its restricted common stock with a fair value of $147,382 to third parties for paying debenture interest in lieu of cash.

(2)	Stock issued for acquisition

During the year 2008, the Company issued 10,000,000 shares of its restricted common stock with a fair value of $3,760,000 to a third party to acquire 100% equity interest in Maxcomm.

(3)	Stock issued for converted debenture

During the year 2008, the Company issued 300,000 shares of common stock to a debenture holder who converted $135,000 of the debenture.

(4)	Stock issued for private placement

During the year 2008, the Company issued 550,000 shares of its restricted common stock to a third party with a fair value of $250,000 for private placement.

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

During 2008 and 2007, the Company appropriated $328,113 and $564,412 respectively to the reserves funds based on its net income in accordance with the laws and regulations of the PRC.

(C)  Contributed capital

During 2008, no restricted capital was being contributed.

20.	RELATED PARTY TRANSACTIONS

As of December 31, 2008 and 2007, the Company owed to two directors $285,642 and $241,239 respectively for short-term advances. Interest is charged at 6% per annum on the amount owed.

As of December 31, 2008 and 2007, the Company owed to related companies $454,555 and $730,831 respectively for short-term unsecured advances made. Interest is charged at 6% per annum on the amount owed.

As of December 31, 2008 and 2007, the Company owed a stockholder $396,331 and $384,581, respectively, for short-term unsecured advances made. Interest is charged at 6% per annum on the amount owed.

21.	COMMITMENTS

(A)	Employee benefits

The full time employees of the Company in China are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provision and contributions made for such employee benefits was $90,746 and $93,011 for the years ended December 31, 2008 and 2007, respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

The Company also operates a Mandatory Provident Fund plan (“the plan”) which is available to all employees in Hong Kong.  Both the Company and the employees are required to contribute 5% (subject to an aggregate amount of $256) per month of the employees’ relevant income.  Contributions from the Company are 100% vested in the employees as soon as they are paid to the plan.  Contributions to the plan are expensed as they become payable in accordance with the rules of the plan and amounted to $4,680 and $6,588 for the years ended December 31, 2008 and 2007 respectively. The assets of the plan are held separately from those of the Company and are managed by independent professional fund managers.

(B)	Operating leases commitments

The Company leases office spaces from third parties under five operating leases; two leases expire on March 31, 2009 and July 20, 2011, and three leases expire on January 8, 2014 for total monthly rentals of $9,714. The Company also leases spaces for staff quarters from third parties under nine operating leases which expire from January 1, 2009 to December 31, 2011 with total monthly rentals of $2,057.  Accordingly, for the years ended December 31, 2008 and 2007, the Company recognized rental expense for office spaces in the amount of $139,367 and $129,407, respectively

As of December 31, 2008, the Company has outstanding commitments with respect to the above non-cancelable operating leases, which are due as follows:

2009	$101,468
2010	86,379
2011	88,671
2012	86,039
Thereafter	90,341
$452,899

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

On May 24, 2005, Ziegler, Ziegler & Associates LLP and Scott Ziegler filed a Complaint against the Company in the United States District Court for the Southern District of New York for using their internet domain name to distribute the Company’s promotional information over the internet.  The Plaintiffs seek several types of damages in an amount not less than $1,250,000.  The Company’s counsel was instructed to vigorously defend the action as the emails in question were distributed by a party not hired nor associated with the Company.  Accordingly, no provision for this contingency has been made as of December 31, 2008 due to the remote chance of an unfavorable outcome.

23.	CONCENTRATIONS AND RISKS

During 2008 and 2007, 100% of the Company’s assets were located in China and 100% of the Company’s revenues were derived from customers in China.

The Company relied on two suppliers and purchases from those suppliers for the year ended December 31, 2008 and 2007 are as follows:

For the year ended	Supplier A	Supplier B

December 31, 2008	88%	11%
December 31, 2007	72%	15%

At December 31, 2008 and 2007, accounts payable to those two suppliers totaled $5,008,624 and $4,951,855 respectively.

24.	GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $14,346,279 at December 31, 2008 that includes a net loss of $13,375,575 for the year ended December 31, 2008.  The Company’s total current liabilities exceed its total current assets by $7,805,558.  These factors raise substantial doubt about its ability to continue as a going concern.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ITEM 9. Changes with and Disagreements With Accountants on Accounting And Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Controls. As of the end of the period covered by this annual report on Form 10-K, the Company evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by our President and Chief Executive Officer and Chief Financial Officer ("CFO"), Ng Chi Shing ("CEO & CFO"). In this section, the Company presents the conclusions of our CEO & CFO based on and as of the date of the Evaluation, (i) with respect to the effectiveness of our Disclosure Controls, and (ii) with respect to any change in our Internal Control that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Control.

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

Based on its assessment using these criteria, the Company’s management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2008.

This report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this report.

ITEM 9B.  Other Events

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Identification of Directors

The following information, as of December 31, 2008 is furnished with respect to each Director and Executive Officer:

Name of Director	Age	Date of Service	Position with Company

Ng Chi Shing	44	2004	President, Chief Executive Officer, Director
Chen Lu	39	2005	Director
Chen Juan	32	2005	Director

All Directors serve for one-year terms.

All officers serve at the pleasure of the Board.

There are no arrangements or understandings pursuant to which any of them were elected as officers.

Mr. Ng Chi Shing is our President and Chief Executive Officer and Director and Chief Financial Officer.  Mr. Ng is founder and CEO of Arcotect Digital Technology Limited.  Arcotect Digital Technology Limited was founded to capitalize on the numerous opportunities in China arising from the digitization of cable television services and the reform of state owned cable television enterprises.  Mr. Ng has extensive experience in Cable TV operations, Internet and information technology industry.  Over his 17 years experience in the industry, he has been Chairman, CEO and director of public companies in Hong Kong, such companies including DCP Holdings Ltd., Hong Kong Cable TV Ltd, the first cable TV operator in Hong Kong, Hong Kong Star Internet Ltd., the first Internet Service Provider in Hong Kong.  Mr. Ng is also the Chairman of Hong Kong Information Technology Federation and the founder member of Hong Kong Internet Service Providers Association.  Besides, Mr. Ng was elected as Hong Kong’s “Ten Outstanding Young Digi Persons” by Hong Kong Productivity Council and Hong Kong Junior Chamber in 2000.

Mr. Chen Lu is a Director of the Company.  Mr. Chen has over 18 years experience in banking, telecom and broadcasting industry in China.  Mr. Chen was the founder and general manager of Guangzhou Vispac Telecom Co Ltd. and Guangzhou DaiLin Communication Co. Ltd.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 2008. The Company believes that all of these filing requirements are satisfied by our executive officers, directors and by the beneficial owners of more than 10% of our common stock. In making this statement, the Company has relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

Changes in Nomination Procedures

There have been no material changes to the procedures by which security holders may recommend nominees for the Company’s Board since the Company’s filing in which we discussed such procedures.

ITEM 11. Executive Compensation

During the fiscal years ended December 31, 2007 and 2008, we did not have any employees that earned greater than $100,000 in salary and bonus.  The following table sets forth information regarding the annual compensation for our Chief Executive Officer.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	All Other Compensation ($)	Total ($)

Ng Chi Shing (a.k.a. Daniel Ng) Chairman of the Board, Chief Executive Officer and President	2008	38,478	(1)			38,478
	2007	38,475	(1)			38,475

(1)           Includes $38,461 (based on a conversion rate of Hong Kong dollars to U.S. dollars of 7.8 to 1) payable to Mr. Ng pursuant to his agreement with our subsidiary China Digimedia Holdings Limited, and $17.28 payable by the Company.

Stock Option Grants

No options, warrants, or stock appreciation rights were issued during fiscal year 2008 to any employees.

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

Effective January 1, 2006, we entered into an employment agreement with Mr. Ng pursuant to which Mr. Ng agreed to serve as our Chief Executive Officer for an initial term ending December 31, 2008, which may be renewed for additional one-year periods.  The agreement provides for an annual salary of $12 in 2006, $14.40 in 2007, and $17.28 in 2008, provided that if our revenues increase by 50% or more in 2006 as compared to 2005.  Commencing in 2008, Mr. Ng’s salary shall increase to the “Market Rate,” which is defined as the comparable rate of pay for a CEO employed by a company in a similar industry with similar capacity, as determined and approved by our Board of Directors. As of the date of this report, this determination has not been made.  The annual salary for Mr. Ng was $17.28 in 2008.  Commencing in 2007, Mr. Ng is entitled to receive an annual bonus as determined by the Board of Directors. As of the date of this report, this determination has not been made.  No such bonus has been declared or paid to Mr. Ng.   Upon termination of the agreement by us for a reason other than for “cause” (as defined in the agreement) or upon the death or disability of Mr. Ng, Mr. Ng is entitled to a severance payment of his then salary and bonus for the remaining term of the employment agreement. Upon termination of the agreement upon the disability of Mr. Ng, Mr. Ng is entitled to 75% of his then base salary and bonus for a period of one year.  Upon termination of the agreement by us for “cause,” Mr. Ng is entitled to all amounts due to him for any portion of the payroll period worked but for which payment had not yet been made up to the date of termination. The employment agreement provides that during the term of the employment and for three months thereafter, the Mr. Ng shall not compete in any other business or services similar to that of our business or services.

Director Compensation

Directors who are also employees do not receive compensation for their services as directors.

Director Compensation Table – 2008

Name	Fees Earned or Paid in Cash ($)	Total ($)

Chen Lu	25,862	25,862

Chen Juan	-	-

(1)           Mr. Ng’s total compensation is reflected in the Summary Compensation Table.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

All persons known by the Company to own beneficially more than 5% of any class of the Company's outstanding stock on December 31, 2008, are listed below:

Title of Class	Name and Address	# Shares	Nature of Ownership	Current % Owned
Common Stock, $.001 Par Value	Ng Chi Shing Ste B 27/Fk Wah Ctr 191 Java Road, North Point, Hong Kong	17,398,440 (A)	Direct	40.7%
Common Stock, $.001 Par Value	Chen Lu 2505-06 25/F Stelux House 698 Prince Edward Road E. Hong Kong	5,851,560	Direct	13.7%
Common Stock, $.001 Par Value	Billy, Tam Wai Keung 2505-06 25/F Stelux House 698 Prince Edward Road E. Hong Kong	8,000,000 (B)	Direct	18.7%
Common Stock, $.001 Par Value	Vision Opportunity Master Fund, Ltd. 20 West 55th Street 5th Floor New York, Ny 10019	4,227,929 (C)	Direct	9.9% (C)
Preferred Stock, $.001 Par Value (D)	Ng Chi Shing Ste B 27/Fk Wah Ctr 191 Java Road, North Point, Hong Kong	1,403,100 (A)	Direct	74.8%
Preferred Stock, $.001 Par Value (D)	Chen Lu 2505-06 25/F Stelux House 698 Prince Edward Road E. Hong Kong	471,900 (A)	Direct	25.2%

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

(C)           Based on the Schedule 13G/A filed February 12, 2009, Vision held 828,596 shares. Vision is eligible to purchase an aggregate of 20,004,431 shares of our common stock pursuant to the exercise of warrants and the conversion of debentures. However, pursuant to the terms of the transaction documents relating to the purchase of the foregoing securities, Vision may not acquire shares of common stock upon exercise of any such warrants or conversion of the debenture to the extent that, upon exercise or conversion, respectively, the number of shares of common stock beneficially owned by Vision and its affiliates would exceed 9.9% of the issued and outstanding shares of our common stock.  The amount listed assumes the conversion or exercise of the debenture or warrants, as applicable, in an amount up to 9.9% of our outstanding common stock after such conversion or exercise.  Vision Capital Advisors, LLC, a Delaware limited liability company (formerly known as Vision Opportunity Capital Management, LLC) (the "Investment Manager"),  and Adam Benowitz, in his capacity as managing member of the Investment Manager, may be deemed to share dispositive and voting power over the shares held by the Vision. Mr. Benowitz and the Investment Manager disclaims beneficial ownership of the shares disclosed herein.

(D)           Each share of preferred stock is convertible into five shares of common stock.

Security Ownership of Management

The following table sets forth the number of shares owned beneficially on December 31, 2008, by each Director and by all Officers and Directors as a group. No shares listed below have been pledged by the holder of such shares.

Title of Class	Name and Address	# Shares	Nature of Ownership	Current % Owned
Common Stock, $.001 Par Value	Ng Chi Shing 2505-06, 25F, 698 Prince Edward Road E., Hong Kong	17,398,440	Direct (y)	40.7%
Common Stock, $.001 Par Value	Chen Lu 2505-06, 25F, 698 Prince Edward Road E., Hong Kong	5,851,560	Direct (y)	13.7%
Common Stock, $.001 Par Value	Chen Juan 2505-06, 25F, 698 Prince Edward Road E., Hong Kong	None	Direct	-0-%
Common Stock, $.001 Par Value	All Officers and Directors as a Group	23,250,000	Direct	54.4%
Preferred Stock, $.001 Par Value (z)	Ng Chi Shing 2505-06, 25F, 698 Prince Edward Road E., Hong Kong	1,403,100	Direct (y)	74.8%
Preferred Stock, $.001 Par Value (z)	Chen Lu 2505-06, 25F, 698 Prince Edward Road E., Hong Kong	471,900	Direct (y)	25.2%

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

As of December 31, 2008, the Company’s equity compensation plan information was as follows.

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

The Company issued warrant shares at an average exercise price of $1.27 per share as compensation to several consultants for their services in the year 2006.  A total of 1,211,104 warrant shares were outstanding as of end of the year.

ITEM 13. Certain Relationships and Related Transactions; and Director Independence

The Company has 1,875,000 shares of Series “A” preferred stock outstanding at December 31, 2008. These shares are owned by our majority shareholders.

The Company has the following amount due to a major shareholder and two related companies as at December 31, 2008.

Shareholder
Amount due to Tam Wei Keung: $396,331

Related companies
Amount due to Arcotect HK Limited: $231,787
Amount due to Manta Finance Limited: $222,768

Director Independence.

Since we trade our securities on the OTC Bulletin Board, our Board of Directors is not subject to any independence requirements. Assuming we were subject to the Nasdaq Stock Market independence requirements, our Board considered transactions and relationships between each director or any member of his or her immediate family and our company, subsidiaries and affiliates. The purpose of this review was to determine which of our directors were independent, and whether any such relationships or transactions existed that were inconsistent with a determination that the director is independent.  As a result of this review, the Board affirmatively determined that during 2008 Ms. Chen was independent of us under the standards of the independent director requirements of the Nasdaq Stock Market.  Messrs. Ng and Chen are not independent directors under the standards of the independent director requirements of the Nasdaq Stock Market.

Our Board of Directors does not have an audit committee, compensation committee, or nominating committee, and as such the actions normally taken by these committees is taken by the Board as a whole.

Item 14.  Principal Accountant Fees and Services

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Jimmy C.H. Cheung and Co., Certified Public Accountants (“Jimmy”), for our audit of the annual financial statements for the years ended December 31, 2008 and 2007.  Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2008	2007

Audit Fees (1)	$58,762	$54,600
Audit-Related Fees (2)	--	--
Tax Fees (3)	--	--
All Other Fees (4)	--	--
Total Accounting Fees and Services	$58,762	$54,600

(1)
Audit Fees.  These are fees for professional services for our audit of the annual financial statements, and for the review of the financial statements included in our filings on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

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

 ITEM 15. Exhibits

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

Date:  March 30, 2009

/s/ Ng Chi Shing
Ng Chi Shing
President, CEO and Director

/s/ Chen Lu
Chen Lu
Director

/s/ Chen Juan
Chen Juan
Director

/s/ Ng Chi Shing
Ng Chi Shing
Chief Financial Officer