Form 10-K/A
period 2008-12-31
CHINA DIGITAL MEDIA CORP
filed 2009-04-06
CIK 821524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the year ended December 31, 2008

 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K. ☑

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                    Accelerated filer ☐

Non-accelerated filer   ☐ (Do not check if a smaller reporting company                    Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   No☑

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 24 to the consolidated financial statements, the Company had a net loss of $13,375,575, an accumulated deficit of $14,346,279 and a working capital deficiency of $7,805,558.  These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning this matter are also described in Note 24.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS (AUDITED)
FOR THE YEAR ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

NET SALES
Revenue from digitalization of television signals	$6,855,420	$5,714,471
Revenue from television advertising	392,296	384,423
Revenue from software development	42,628	63,567
Government grant received	-	1,317,992
	7,290,344	7,480,453
COST OF SALES
Cost of Sales - digitalization of television signals	(891,836)	(560,085)
Depreciation - digitalization of television signals	(3,952,496)	(3,023,468)
Cost of Sales - television advertising	(271,419)	(428,234)
	(5,115,751)	(4,802,302)
GROSS PROFIT	2,174,593	2,678,151

OPERATING EXPENSES
Selling, general and administrative expenses	(2,199,254)	(3,509,482)
Provision for doubtful debts	(7,847,084)	(1,215,704)
Amortization of convertible debt discount	(752,369)	(2,100,779)
Depreciation and amortization	(82,959)	(99,920)
Total Operating Expenses	(10,881,666)	(6,925,885)

LOSS FROM OPERATION	(8,707,073)	(4,247,734)

OTHER INCOME (EXPENSES)
Loss on disposal of investment in television series	-	(261,187)
Impairment of goodwill	(3,996,946)	-
Interest income	2,808	2,629
Other income	207,863	142,370
Interest expenses	(279,000)	(125,049)
Interest paid to related companies and directors	(30,091)	(17,400)
Other expenses	(52,095)	(35,009)
Total Other Expenses , net	(4,147,461)	(293,646)

NET LOSS BEFORE TAX	(12,854,534)	(4,541,380)

Income tax (expense) income	(521,041)	119,362

NET LOSS FROM CONTINUING OPERATIONS	$(13,375,575)	$(4,422,018)

DISCONTINUED OPERATIONS
Equity gain (loss) of affiliate	-	(14,391)
Gain on disposal of subsidiary	-	255,415
Gain on disposal of affiliate	-	86,059
GAIN FROM DISCONTINUED OPERATIONS	-	327,083

NET LOSS	(13,375,575)	(4,094,935)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	767,458	1,425,817

COMPREHENSIVE LOSS	$(12,608,117)	$(2,669,118)

Net loss per share - basic - two classes method
- From continuing operations	$(0.31)	$(0.12)
- From discontinued operations	0.00	0.01

Net loss per share - diluted
- From continuing operations	$(0.31)	$(0.12)
- From discontinued operations	0.00	0.01

Weighted average number of shares outstanding during the period - basic	42,595,450	37,725,894

Weighted average number of shares outstanding during the period - diluted	42,595,450	37,725,894

The accompanying notes are an integral part of these consolidated financial statements.

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (AUDITED) FOR THE YEAR ENDED DECEMBER 31, 2008 AND 2007

	Series A Convertible Preferred Stock		Common Stock		Additional	Deferred	Unappropriated	Appropriated	Accumulated other
					paid-in	stock	retained	retained	comprehensive		Comprehensive
	Shares	Amount	Shares	Amount	capital	compensation	earnings	earnings	loss	Total	(loss) income

Balance at December 31, 2006	1,875,000	1,875	31,602,365	31,602	10,812,806	(84,800)	3,688,643	$957,585	$(25,215)	$15,382,496

Audit adjustment for opening balance							-			-

Stock issued for acquisition	-	-	10,000,000	10,000	3,750,000	-	-	-	-	3,760,000
Stock issued for private placement	-	-	550,000	550	249,450	-	-	-	-	250,000
Cancellation of stocks	-	-	(335,308)	(335)	(110,317)	-	-	-	-	(110,652)
Stock issued for converted debenture	-	-	300,000	300	134,700	-	-	-	-	135,000
Amortization on stock compensation	-	-	-	-	-	63,600	-	-	-	63,600
Transferred to statutory surplus reserve	-	-	-	-	-	-	(564,412)	564,412	-	-
Net loss for the year	-	-	-	-	-	-	(4,094,935)	-	-	(4,094,935)
Foreign currency translation gain	-	-	-	-	-	-	-	-	1,425,817	1,425,817
Comprehensive loss	-	-	-	-	-	-	-	-	-	-	(2,669,118)

Balances at December 31, 2007	1,875,000	1,875	42,117,057	42,117	14,836,639	(21,200)	(970,704)	1,521,997	1,400,602	16,811,326

Amortisation on stock compensation	-	-	-	-	-	21,200	-	-	-	21,200
Stock issued for converted debenture interest	-	-	589,306	589	147,382	-	-	-	-	147,971
Net loss for the year	-	-	-	-	-	-	(13,375,575)	-	-	(13,375,575)
Foreign currency translation gain	-	-	-	-	-	-	-	-	767,458	767,458
Comprehensive loss	-	-	-	-	-	-	-	-	-	-	(12,608,117)

Balance at December 31, 2008	1,875,000	$1,875	42,706,363	$42,706	$14,984,021	$-	$(14,346,279)	$1,521,997	$2,168,060	$4,372,380

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

Date:  April 6, 2009

/s/ Ng Chi Shing
Ng Chi Shing
President, CEO and Director

/s/ Chen Lu
Chen Lu
Director

/s/ Chen Juan
Chen Juan
Director

/s/ Ng Chi Shing
Ng Chi Shing
Chief Financial Officer