Form 10-Q
period 2009-03-31
CHINA DIGITAL MEDIA CORP
filed 2009-05-13
CIK 821524

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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

(011) 852-2390-8600
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes [  ]   No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ]                                                                                     Accelerated filer [ ]

Non-accelerated filer [  ]                                                                Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes       No [ X ]

Number of shares of common stock outstanding as of April 30, 2009: 42,706,363

Number of shares of preferred stock outstanding as of April 30, 2009: 1,875,000

CHINA DIGITAL MEDIA CORPORATION
INDEX TO FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 (UNAUDITED)

ASSETS
	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$312,119	$436,062
Accounts receivable, net of allowances	2,111,317	1,078,228
Inventories, net	458,859	1,247,781
Other receivables and prepaid expenses	175,281	194,386
Value added taxes recoverable	-	52,820
Total Current Assets	3,057,576	3,009,277

INTANGIBLE ASSETS, NET of impairment of $3,996,595	324,330	324,329
PROPERTY AND EQUIPMENT, NET	13,920,252	14,202,241
TOTAL ASSETS	$17,163,762	$17,535,847

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Convertible debentures, net of discount	$450,000	$950,000
Accounts payable	4,338,357	5,178,216
Other payables and accrued liabilities	1,196,039	923,980
Due to directors	285,811	285,642
Due to a stockholder	9,270	396,331
Due to related companies	489,662	454,555
Business and other tax payable	21,802	23,099
Value added taxes payable	98,986	-
Income tax payable	2,630,268	2,603,012
Total Current Liabilities	9,520,195	10,814,835

LONG TERM LIABILITIES
Convertible debentures, net of discount	2,515,000	2,015,000
Accounts payable	863,121	333,632
Total Long Term Liabilities	3,378,121	2,348,632

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Series A convertible preferred stock ($0.001 par value, 40,000,000 shares authorized,1,875,000 shares issued and outstanding as of
March 31, 2009 and December 31, 2008)	1,875	1,875
Common stock ($0.001 par value, 500,000,000 shares authorized,
42,706,363 shares issued and outstanding as of March 31, 2009
and December 31, 2008)	42,706	42,706
Additional paid-in capital	14,984,021	14,984,021
Deferred stock compensation	-	-
Retained earnings
Unappropriated	(14,462,414)	(14,346,279)
Appropriated	1,521,997	1,521,997
Accumulated other comprehensive income	2,177,261	2,168,060
Total Stockholders' Equity	4,265,446	4,372,380

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,163,762	$17,535,847

The accompanying notes are an integral part of these consolidated financial statements

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	2009	2008

NET SALES
Revenue from digitalization of television signals	$1,742,520	$1,551,472
Revenue from television advertising	67,551	90,583
Revenue from software development	-	10,316
	1,810,071	1,652,371
COST OF SALES
Cost of Sales - digitalization of television signals	(182,711)	(146,965)
Depreciation - digitalization of television signals	(1,144,556)	(950,163)
Cost of Sales - television advertising	(28,327)	(70,581)
	(1,355,594)	(1,167,709)
GROSS PROFIT	454,477	484,662

OPERATING EXPENSES
Selling, general and administrative expenses	(580,941)	(691,025)
Amortization of convertible debt discount	-	(494,167)
Depreciation and amortization	(21,671)	(24,492)
Total Operating Expenses	(602,612)	(1,209,684)

LOSS FROM OPERATION	(148,135)	(725,022)

OTHER INCOME (EXPENSES)
Interest income	318	1,208
Other income	140,129	58,905
Interest expenses	(77,448)	(30,309)
Interest paid to related companies and directors	(6,025)	(6,968)
Other expenses	(992)	(23,443)
Total Other Expenses , net	55,982	(607)

NET LOSS BEFORE TAX	(92,153)	(725,629)

Income tax (expense) income	(23,982)	478,721
NET LOSS	(116,135)	(246,908)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	9,201	590,368

COMPREHENSIVE (LOSS) GAIN	$(106,934)	$343,460

Net loss per share - basic - two classes method	$(0.00)	$(0.00)

Net loss per share - diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - basic	42,595,450	42,279,701

Weighted average number of shares outstanding during the period - diluted	42,595,450	42,279,701

The accompanying notes are in integral part of these consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 and 2008
(UNAUDITED)

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Total net loss	(116,135)	(246,908)
Adjusted to reconcile net loss to cash provided by operating activities:
Depreciation-cost of sales	1,144,556	950,163
Depreciation and amortization	21,671	24,492
Amortization of convertible debt discount	-	494,167
Stock issued for debenture interest	-	95,147
Amortization on stock compensation	-	15,900
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(894,693)	(136,492)
Other receivables and prepaid expenses	71,925	52,948
Inventories	788,922	147,247
Deferred tax asset	-	123,982
Other assets	-	29,372
Increase (decrease) in:
Accounts payable	(310,370)	37,505
Other payables and accrued liabilities	272,059	81,582
Business tax payable	(1,297)	(143,501)
Value added taxes payable	98,986	47,352
Income tax payable	27,256	(523,447)
Net cash provided by operating activities	1,102,880	1,049,509

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(874,246)	(1,272,568)
Net cash used in investing activities	(874,246)	(1,272,568)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related companies	35,107	(6,741)
Due to a stockholder	(387,061)	(89,054)
Due to directors	169	103,085
Net cash (used in) provided by financing activities	(351,785)	7,290

EFFECT OF EXCHANGE RATE ON CASH	(792)	56,258

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(123,943)	(159,511)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	436,062	334,410

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$312,119	$174,899

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$62,934	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009 (UNAUDITED)

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's consolidated financial position at March 31, 2009, the consolidated results of operations for the three months ended March 31, 2009 and 2008, and consolidated statements of cash flows for the three months ended March 31, 2009 and 2008. The consolidated results for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2009. These consolidated financial statement should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2008 appearing in the Company's annual report on Form 10-K as filed with the Securities and Exchange Commission.

(B)	Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2009 include the unaudited financial statements of China Digital Media Corporation (“CDMC”) and its wholly owned or controlled subsidiaries, China Digimedia Holding Limited (“CDHL”), Arcotect (Guangzhou) Limited (“AGL”), Guangdong M-Rider Media Company (“M-Rider”), its 100% variable interest entity (“VIE”) in Guangdong HuaGuang DigiMedia Culture Development Limited (“HuaGuang”), and Arable Media Limited (“Arable”) and Arable (Guangzhou) Limited (“Arable GZ”) (collectively, “the Company”).

The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2008 include the financial statements of CDMC and its wholly owned subsidiaries, CDHL, AGL, M-Rider, Arable, Arable GZ, Digimedia Services (Shenzhen) Limited, and its 100% VIE in HuaGuang.

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

(F)	Recent Accounting Pronouncements

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

NOTE 2 - SEGMENT INFORMATION

The Company operates in four reportable segments; digitalization of television signals, television advertising sales, software development, and investment in television series. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from operations. All inter-company transactions between segments have been eliminated on consolidation. As a result, the components of operating income for one segment may not be comparable to another segment. The following is an unaudited summary of our segment information for the three months ended March 31, 2009 and 2008:

	Digitalization			Investments
	of Television	Television	Software	in Television
	Signals	Advertising	Development	Series	Total
2009
Revenues	$1,742,520	$67,551	$0	$-	$1,810,071
Gross profit	415,253	39,224	0	-	454,477
Net Income (loss)	101,644	30,499	(58,238)	(2,710)	71,195
Total assets	16,341,973	407,675	308,150	105,964	17,163,762
Capital expenditure	871,400	1,061	1,371	414	874,246
Depreciation and amortization	$1,158,190	$-	$8,018	$19	$1,166,227

2008
Revenues	$1,551,472	$90,583	$10,316	$-	$1,652,371
Gross profit	454,344	20,002	10,316	-	484,662
Net Income (loss)	160,699	(56,029)	310,887	(9,252)	406,305
Total assets	24,412,179	650,845	4,299,583	104,681	29,467,288
Capital expenditure	1,253,085	6,689	4,365	8,429	1,272,568
Depreciation and amortization	$962,824	$-	$4,968	$6,863	$974,655

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	2009	2008

Total net income for reportable segments	$71,195	$406,305
Unallocated amounts relating to corporate operations
Interest expenses	76,573	29,650
Amortization of convertible debt discount	-	494,167
Interest paid to related companies and directors	6,025	6,968
Administration expenses	83,486	96,540
Professional fees	20,254	19,066
Others	992	6,822

Total net loss	$(116,135)	$(246,908)

NOTE 3 - EARNINGS PER SHARE

As of March 31, 2009, the Company has outstanding:

-	42,706,363 shares of common stock;
-	1,875,000 shares of preferred stock;
-	6,888,882 shares of common stock to be issued upon conversion of convertible debenture;
-	warrants to purchase 6,888,882 shares of common stock at an exercise price of $0.80 per share, expire in November 2012;
-	warrants to purchase 6,888,882 shares of common stock at an exercise price of $1.20 per share, expire in November 2012; and
-	warrants to purchase 3,444,441 shares of common stock at an exercise price of $2.25 per share, expire in November 2012.

In accordance with paragraph 40 and 41 of SFAS 128 and EITF 03-6, basic and diluted earnings per share on a two classes method for the three months ended March 31, 2009 and 2008 are calculated as follows:

	2009	2008

Net Loss	$(116,135)	$(246,908)

Basic - 2 classes method
Loss available to common stockholders	$(116,135)	$(246,908)

Weighted-average common stock outstanding	42,706,363	37,764,259

Basic earnings per share - Common Stock	(0.00)	(0.00)

Diluted
Loss available to common stockholders	$(116,135)	$(246,908)

Diluted weighted-average common stock outstanding	42,706,363	37,764,259

Diluted earnings per share	(0.00)	(0.00)

Warrants to purchase 6,888,882 shares of common stock at $0.80 per share, 6,888,882 shares of common stock at $1.20 per share and 3,444,441 shares of common stock at $2.25 per share were outstanding as of March 31, 2009 but were not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the market price of the common shares.

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

NOTE 5 - COMMON STOCK

During the quarter ended March 31, 2009, the Company did not issue any shares.

NOTE 6 - CONVERTIBLE DEBENTURE

The following is a summary of debenture as at March 31, 2009 and December 31, 2008.

	March 31	December 31
	2009	2008
	(Unaudited)	(Audited)

 $2,150,000 Convertible Debentures, net of $135,000 conversions and unamortized discount of $0 as of March 31, 2009 and December 31, 2008 at 13% interest per annum due each quarter end in 2009 and at 14% interest per annum due each quarter end in 2010 and expired at June 30, 2010.

	$2,015,000	$2,015,000

  $500,000 Convertible Debentures, net of unamortized discount of $0 as of March 31, 2009 and December 31, 2008 at 4% interest per annum for the period of January 1 to May 17, 2008 due April 30, 2009, and 10% interest per annum for the period of May 18 to December 31, 2008 due October 31, 2009, and at 13% interest per annum for the year 2009 due at the end of 2009, and at 14% interest per annum for the year 2010 due at the end of 2010 upon expiry.

	500,000	500,000

$200,000 Convertible Debentures, net of unamortized discount of $0 as of March 31, 2009 and December 31, 2008 respecitively at 4% interest per annum due May 2008, in default
	200,000	200,000

$150,000 Convertible Debentures, net of unamortized discount of $0 as of March 31, 2009 and December 31, 2008 respecitively at 4% interest per annum due May 2008, in default
	150,000	150,000

$100,000 Convertible Debentures, net of unamortized discount of $0 as of March 31, 2009 and December 31, 2008 at 4% interest per annum due June 2008, in default
	100,000	100,000

	$2,965,000	$2,965,000

For the fiscal quarter ended March 31, 2009, the Company has convertible debentures with total value of $2.965 million outstanding. The aforesaid convertible debentures were issued pursuant to the private equity financing where the Company sold a total 31 units of securities. Each unit consists of (i) an eighteen-month 4% interest bearing convertible debenture in the principal amount of $100,000, convertible at $0.45 per share, (ii) a six-year Class A warrant to purchase 222,222 shares of the Company’s common stock, par value $0.001 per share at an exercise price of $0.80 per share, a (iii) six-year Class B warrant to purchase 222,222 shares of the Company’s common stock at an exercise price of $1.20 per share, and (iv) a six-year Class C warrant to purchase 111,111 shares of the Company’s common stock at an exercise price of $2.25 per share. The securities issuable upon conversion of the debenture and exercise of the warrants are eligible for certain registration rights.

The Company entered into an agreement with one of the debenture holders in December 2008 for extending the $2,015,000 debenture to June 30, 2010.  The debenture interest rate was increased to 10% for the period from May 18, 2008 to December 31, 2008, and 13% for the period from January 1, 2009 to December 31, 2009, and 14% for the period from January 1, 2010 to June 30, 2010.  The conversion price was reduced to $0.25 per share.

The Company entered into an agreement with one of the debenture holders in March 2009 for extending the $500,000 debenture to December 31, 2010.  The debenture interest rate was increased to 10% for the period from May 18, 2008 to December 31, 2008, and 13% for the period from January 1, 2009 to December 31, 2009, and 14% for the period from January 1, 2010 to December 31, 2010.  The conversion price was reduced to $0.25 per share.

NOTE 8 - RELATED PARTY TRANSACTIONS

As of March 31, 2009, the Company owed two directors $285,811 for short-term advances.  Interest is charged at 6% per annum on the amount owed.

As of March 31, 2009, the Company owed to related companies $489,662 for short-term unsecured advances made. Interest is charged at 6% per annum on the amount owed.

As of March 31, 2008, the Company owed to a stockholder $9,270 for short-term advances made.  Interest is charged at 6% per annum on the amount owed.

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

We caution that the factors described herein, as well as the factors described generally in our Form 10-K for the year ended December 31, 2008, and specifically the factors described in such Form 10-K in the section entitled “Item 1. Business - Risk Factors”-, could cause actual results to differ materially from those expressed in any forward-looking statements and that the investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events or circumstances. Consequently, no forward-looking statement can be guaranteed.

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

We are engaged in the business of providing services to the television broadcasting and media industry in China through operations, partnerships and investments. The two main businesses of CDMC are:

-
Through a subsidiary, Arcotect (Guangzhou) Limited (“AGL”), converting analog cable television subscribers to digital television and providing various value added and broadband services to the digital subscribers; and

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

Cable TV operations and digital broadcast technology development

AGL, a wholly owned foreign subsidiary of CDMC incorporated in China, is the sole contractor and operator of digital television (“DTV”) services in Nanhai, Guangdong Province, a city with over 430,000 residential and commercial cable television subscribers.

On February 6, 2004, we signed a 20-year Co-operative Agreement for Total Migration into DTV System for the Nanhai District and subsequently signed a supplementary agreement on July 8, 2005 (collectively, the “Co-operative Agreements”) with Nanhai Network Company, a city-owned cable network operator in Guangdong Province. Pursuant to the Co-operative Agreements, the Company was responsible for migrating all cable television subscribers in Nanhai from an analog to a digital system (“Migration”) by the end of 2008. Owing to certain technical issues of the local network upgrade of the Nanhai Network Company, the Migration completion date has been re-scheduled to the end of 2009. The Company entered into three supplementary agreements with the Nanhai Network Company in May and December 2007, and in February 2009 pursuant to the Co-operative Agreements, for re-scheduling the Migration completion date to the end of 2008 and then end of 2009.  As of March 31, 2009, the Company has migrated about 300,000 subscribers into the digital system and the migration program is on schedule.

According to the Co-operative Agreements, AGL is entitled to share the subscription fees paid by all cable television subscribers as well as by DTV subscribers for basic and additional services, including pay-TV services, VAS, and to receive the subscription fee for any additional STBs.

Under the Co-operative Agreement, the Company is a sole contractor and operator of digital TV in Nanhai. The Company is responsible for supplying all subscribers with a digital set-top-box on a lease basis to subscribers. Subscribers must pay for an additional set-top-box  by purchasing it from the Company. The Company is also responsible for providing operational support services including migration planning, marketing and sales, software development, customer service, repair and maintenance and logistics administration. The Company’s proprietary operating system automates many of the processes, such as database management, billing, work orders and inventory control, and assists in the operation of a 24/7 call center for technical support and customer care. The city-owned cable company retains management of the broadcasting system and the fiber-optic network and is responsible for compliance with national broadcasting policies.

The broadcast system that decrypts the signal with the Company’s set-top-box and appropriate smart cards can carry up to 800 digital channels of pay-TV programs and value added multimedia services. Currently, the services consist of 152 channels, including a 46-channel basic package , 106 pay channels and 3 high definition TV channels bundled into various value added packages, such as Life & Leisure, World Sports, News, Drama and Family.

The Company has deployed an IP (Internet Protocol) based set-top-box which is developed by its subsidiary, Arable Media Limited, a software developer specialized in middleware products and applications for digital TV set-top box and broadcasting technologies. The Company believes the advanced set-top-box will enable the Company to provide additional value added services which can be deployed in the future; such as targeted advertising, interactive TV programs, online shopping and console games, as well as interactive education services.

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

In February, 2008, M-Rider signed a five year sole agent service agreement (the “Sole Agent Agreement”) to provide consultation services and manage advertising time slots exclusively with China Yellow River TV Station (“CYR Station”), a television station located in Shanxi Province in China which has a population of over 30 million, starting from January 1, 2008. In addition, M-Rider has a priority to renew the Agreement for an additional five years upon expiration of the Sole Agent Agreement on December 31, 2011.

According to the Sole Agent Agreement, M-Rider shall act as the sole agent and provide consultation services for media planning advisory, sales analysis and strategic planning to CYR Station. In return, M-Rider will get a media services fee based on the revenue generated and a performance bonus at the end of each fiscal year.

The Company relied on two suppliers for approximately 99% of its purchases in the first quarter of 2009 for the Nanhai digitalization of TV system in the Nanhai project. As of March 31, 2009, accounts payable to these suppliers amounted to $4,462,756 and $262,943 for the Nanhai project.

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

RESULTS OF OPERATIONS

Statements of Operations Items:

Sales

Total net sales for the three months ended March 31, 2009 increased by $157,700 or 10% to $1,810,071 from $1,652,371 for the same period ended March 31, 2008. The increase in total net sales was due to the increase in cable TV subscription income owing to the upward adjustment of basic cable TV subscription fee in Nanhai starting June 2008.  The basic and additional STB registered increased from about 500,000 as of March 31, 2008 to 530,127 as of March 31, 2009.

Gross Profit

Gross Profit for the three months ended March 31, 2009 decreased by $30,185 or 6% as compared with the same period last year because of the increase in depreciation charge for the STB migrated.

Expenses

Selling, general, administrative and depreciation and amortization (not related directly to generation of revenue) expenses for the three months ended March 31, 2009 decreased by $110,084 or 16% to $580,941 in comparison with the three month period ended March 31, 2008.  The decrease in these expenses was due to the tightened control on overheads and drop in headcounts.

Net Loss

Net loss after tax was $116,135 for the three months period ended March 31, 2009, compared to a net loss of $246,908 for the same period ended March 31, 2008. The decrease in net loss was because of the upward adjustment of the cable TV subscription fee in Nanhai and the decrease in selling, general and administrative expenses.

Balance Sheet Items:

Current Assets

Current Assets of the Company  increased by $48,299 to $3.1 million during the first quarter of 2009. As the Company utilized most of its cash on DTV migration, it has maintained a low level of cash balance of $0.2 million.

Property and Equipment, Net

The net increase in property and equipment of the Company of $0.3 million represented an increase in purchases of STB during the first quarter of 2009.

Other Asset

Other assets represent utility deposits, cash advance to staff and prepayment for general expenses.

Current Liabilities

Current liabilities of the Company decreased by $1.3 million to $9.5 million during the first quarter of 2009. The decrease was mainly attributable to the classification of certain portion of debenture from current to long term liabilities.

Liquidity and Capital Resources

On March 31, 2009, we had cash of $312,119 and a working capital deficit of $6,462,619. This compares with cash of $436,062 and a working capital deficit of $7,805,558 at December 31, 2008. The decrease in cash was mainly due to the delay of settlement from the Network Company in March 2009.

Operating activities had a net generation of cash in the amount of $1,085,254 during the three months ended March 31, 2009 (2008: $1,049,509) reflecting an excess of revenues over expenditure.

Net cash used in investing activities for the three months ended March 31, 2009 was $874,246 as compared with net cash used in investing activities of $1,272,568 for the three months ended March 31, 2008. The decrease in net cash used in investing activities was due to the decrease in purchases of STBs in the first quarter of this year.

Net cash used in financing activities for the three months ended March 31, 2009 was $351,785 representing the repayment to a major shareholder for a unsecured loan which was financed by another unsecured loan provided by an individual third party (2008: provided by financing activities $7,290 ).

We continued to receive cash from Nanhai Network Company according to the project schedule and plan of television digitalization migration. The Company's investment in STBs and smart cards remained the substantial accounts payable at March 31, 2009. For further business expansion and acquisition, the Company is considering various financing methods for funding, although there is no assurance that the Company will be able to raise additional funding on favorable terms, if at all.

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

The Company issued a total of $3.1 million in convertible debentures in November and December 2006, amounted to $2,965,000 which matured in May and June 2008.  Due to the Company’s current financial situation with most of the Company’s cash being utilized to make the upfront investment for the Migration, the Company did not have enough cash to repay the debentures.  The Company had negotiated with the debenture holders to extend the debentures.  As of the date of this report, the Company has entered into agreement with two major debenture holders holding $2,515,000 in debentures that provided for the extension of their debentures to June 2010 and December 2010,.

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

The financial statements of the subsidiaries (whose functional currency is HK$ or RMB) are translated into US$ using the closing rate method. The balance sheet items are translated into US$ using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year. All exchange differences on currency translations are recorded within equity. Translation gain for the three months ended March 31, 2009 was $9,201.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2009, the Company did not issue any securities.

Item 3. Defaults Upon Senior Securities

Owing to its tight financial situation, the Company did not redeem the debentures that matured in May and June 2008 but offered extension terms to all the debenture holders.  The Company paid the debenture interests due on May 17, 2008 and December 31, 2008 during the first quarter to the debenture holders who agreed to the extension of debenture.  As of date of this report, two out of five debenture holders have accepted the extension offer.

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

CHINA DIGITAL MEDIA CORPORATION
(Registrant)

Date: May 12, 2009 /s/ Ng Chi Shing Ng Chi Shing Chief Executive Officer Date: May 12, 2009 /s/ Ng Chi Shing Ng Chi Shing Chief Financial Officer