Form 10-Q
period 2009-06-30
CHINA DIGITAL MEDIA CORP
filed 2009-08-12
CIK 821524

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

(011) 852-2390-8600
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ]                                                                                     Accelerated filer [ ]

Non-accelerated filer [  ]                                                                                     Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes No ☒

Number of shares of common stock outstanding as of August 5, 2009: 42,706,363

Number of shares of preferred stock outstanding as of August 5, 2009: 1,875,000

CHINA DIGITAL MEDIA CORPORATION

ITEM 1. FINANCIAL STATEMENTS

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$251,570	$436,062
Accounts receivable, net of allowances	1,774,020	1,078,228
Inventories, net	982,525	1,247,781
Other receivables and prepaid expenses	784,938	194,386
Value added taxes recoverable	99,441	52,820
Total Current Assets	3,892,494	3,009,277

INTANGIBLE ASSETS, NET of impairment of $3,996,595	324,330	324,329
PROPERTY AND EQUIPMENT, NET	13,740,602	14,202,241
TOTAL ASSETS	$17,957,426	$17,535,847

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Convertible debentures, net of discount	$450,000	$950,000
Accounts payable	5,554,353	5,178,216
Other payables and accrued liabilities	746,364	923,980
Due to directors	285,829	285,642
Due to a stockholder	9,270	396,331
Due to related companies	520,653	454,555
Business and other tax payable	21,453	23,099
Income tax payable	2,650,297	2,603,012
Total Current Liabilities	10,238,219	10,814,835

LONG TERM LIABILITIES
Convertible debentures, net of discount	2,515,000	2,015,000
Accounts payable	885,950	333,632
Total Long Term Liabilities	3,400,950	2,348,632

COMMITMENTS AND CONTINGENCIES	-	-

MINORITY INTERESTS	-	-

STOCKHOLDERS' EQUITY
Series A convertible preferred stock ($0.001 par value, 40,000,000 shares authorized,1,875,000 shares issued and outstanding as of
June 30, 2009 and December 31, 2008)	1,875	1,875
Common stock ($0.001 par value, 500,000,000 shares authorized,
42,706,363 shares issued and outstanding as of June 30, 2009
and December 31, 2008)	42,706	42,706
Additional paid-in capital	14,984,021	14,984,021
Retained earnings
Unappropriated	(14,415,036)	(14,346,279)
Appropriated	1,521,997	1,521,997
Accumulated other comprehensive income	2,182,694	2,168,060
Total Stockholders' Equity	4,318,257	4,372,380

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,957,426	$17,535,847

The accompanying notes are an integral part of these consolidated financial statements

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	For the three months ended		For the six months ended
	June 30		June 30
	2009	2008	2009	2008

NET SALES
Revenue from digitalization of television signals	2,064,493	$1,710,504	$3,807,013	$3,261,976
Revenue from television advertising	76,752	54,341	144,303	144,924
Revenue from software development	-	8,341	-	18,657
	2,141,245	1,773,186	3,951,316	3,425,557
COST OF SALES
Cost of Sales - digitalization of television signals	(311,616)	(229,559)	(494,327)	(376,524)
Depreciation - digitalization of television signals	(1,132,151)	(853,030)	(2,276,707)	(1,803,193)
Cost of Sales - television advertising	(50,339)	(31,428)	(78,666)	(102,009)
	(1,494,106)	(1,114,017)	(2,849,700)	(2,281,726)
GROSS PROFIT	647,139	659,169	1,101,616	1,143,831

OPERATING EXPENSES
Selling, general and administrative expenses	(604,419)	(507,475)	(1,185,360)	(1,198,500)
Amortization of convertible debt discount	-	(258,202)	-	(752,369)
Depreciation and amortization	(21,244)	(18,375)	(42,915)	(42,867)
Total Operating Expenses	(625,663)	(784,052)	(1,228,275)	(1,993,736)

GAIN (LOSS) FROM OPERATION	21,476	(124,883)	(126,659)	(849,905)

OTHER INCOME (EXPENSES)
Interest income	606	737	924	1,945
Other income	142,389	21,600	282,518	80,505
Interest expenses	(87,247)	(79,402)	(164,695)	(109,711)
Interest paid to related companies and directors	(5,737)	(9,600)	(11,762)	(16,568)
Other expenses	(733)	(19,147)	(1,725)	(42,590)
Total Other Income (Expenses) , net	49,278	(85,812)	105,260	(86,419)

NET GAIN (LOSS) BEFORE TAXES	70,754	(210,695)	(21,399)	(936,324)

Income tax (expense) income	(23,375)	(66,414)	(47,358)	412,307
NET GAIN (LOSS)	47,379	(277,109)	(68,757)	(524,017)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	5,433	338,530	14,634	928,898

COMPREHENSIVE GAIN	52,812	$61,421	$(54,123)	$404,881

Net gain (loss) per share - basic - two classes method	0.00	$(0.01)	$(0.00)	$(0.01)

Net gain (loss) per share - diluted	0.00	$(0.01)	$(0.00)	$(0.01)

Weighted average number of shares outstanding during the period - basic	42,706,363	42,681,678	42,706,363	42,480,690

Weighted average number of shares outstanding during the period - diluted	42,706,363	42,681,678	42,706,363	42,480,690

The accompanying notes are in integral part of these consolidated financial statements.

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 and 2008
(UNAUDITED)

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Total net loss	(68,757)	(524,017)
Adjusted to reconcile net loss to cash provided by operating activities:
Depreciation-cost of sales	2,276,707	1,803,193
Depreciation and amortization	42,915	42,867
Amortization of convertible debt discount	-	752,369
Amortization on stock compensation	-	21,200
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(695,792)	(613,275)
Other receivables and prepaid expenses	(637,173)	73,773
Inventories	265,256	(878,387)
Deferred tax asset	-	123,982
Other assets	-	124,471
Increase (decrease) in:
Accounts payable	928,455	1,043,699
Other payables and accrued liabilities	(177,616)	453,992
Business tax payable	(1,646)	(155,048)
Value added taxes payable	-	45,530
Income tax payable	47,285	(423,572)
Other tax payable	-	-
Net cash provided by operating activities	1,979,634	1,890,777

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,856,677)	(2,068,775)
Net cash used in investing activities	(1,856,677)	(2,068,775)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related companies	66,098	(59,971)
Due to a stockholder	(387,061)	38,295
Due to directors	187	55,833
Net cash (used in) provided by financing activities	(320,776)	34,157

EFFECT OF EXCHANGE RATE ON CASH	13,327	(65,238)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(184,492)	(209,079)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	436,062	334,410

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$251,570	$125,331

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$62,934	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009 (UNAUDITED)

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's consolidated financial position at June 30, 2009, the consolidated results of operations for the six months ended June 30, 2009 and 2008, and consolidated statements of cash flows for the six months ended June 30, 2009 and 2008. The consolidated results for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2009. These consolidated financial statement should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2008 appearing in the Company's annual report on Form 10-K as filed with the Securities and Exchange Commission.

(B) Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements for the six months ended June 30, 2009 include the unaudited financial statements of China Digital Media Corporation (“CDMC”) and its wholly owned or controlled subsidiaries, China Digimedia Holding Limited (“CDHL”), Arcotect (Guangzhou) Limited (“AGL”), Guangdong M-Rider Media Company (“M-Rider”), its 100% variable interest entity (“VIE”) in Guangdong HuaGuang DigiMedia Culture Development Limited (“HuaGuang”), and Arable Media Limited (“Arable”) and Arable (Guangzhou) Limited (“Arable GZ”) (collectively, “the Company”).

The accompanying unaudited condensed consolidated financial statements for the six months ended June 30, 2008 include the financial statements of CDMC and its wholly owned subsidiaries, CDHL, AGL, M-Rider, Arable, Arable GZ, Digimedia Services (Shenzhen) Limited, and its 100% VIE in HuaGuang.

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

(D) Propery and Equipment

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

NOTE 2 - SEGMENT INFORMATION

The Company operates in four reportable segments; digitalization of television signals, television advertising sales, software development, and investment in television series. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from operations. All inter-company transactions between segments have been eliminated on consolidation. As a result, the components of operating income for one segment may not be comparable to another segment. The following is an unaudited summary of our segment information for the six months ended June 30, 2009 and 2008:

	Digitalization			Investments
	of Television	Television	Software	in Television
	Signals	Advertising	Development	Series	Total
2009
Revenues	$3,807,013	$144,303	$-	$-	$3,951,316
Gross profit	1,035,978	65,638	-	-	1,101,616
Net Income (loss)	380,325	50,890	(105,520)	(7,788)	317,907
Total assets	16,435,134	1,036,083	381,875	104,334	17,957,426
Capital expenditure	1,818,436	1,077	36,710	454	1,856,677
Depreciation and amortization	$2,303,414	$24	$15,901	$283	$2,319,622

2008
Revenues	$3,261,976	$144,924	$18,657	$-	$3,425,557
Gross profit	1,082,258	42,916	18,657	-	1,143,831
Net Income (loss)	436,694	26,076	224,089	(12,260)	674,599
Total assets	26,211,732	656,137	4,213,517	107,655	31,189,041
Capital expenditure	1,846,138	11,673	93,514	117,450	2,068,775
Depreciation and amortization	$1,828,925	$-	$10,153	$6,982	$1,846,060

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	2009	2008

Total net income for reportable segments	$317,907	$674,599
Unallocated amounts relating to corporate operations
Interest expenses	163,164	108,744
Amortization of convertible debt discount	-	752,369
Interest paid to related companies and directors	11,762	16,568
Administration expenses	189,760	287,170
Professional fees	20,254	17,092
Others	1,725	16,673

Total net loss	$(68,757)	$(524,017)

NOTE 3 - EARNINGS PER SHARE

As of June 30, 2009, the Company has outstanding:

-	42,706,363 shares of common stock;
-	1,875,000 shares of preferred stock;
-	6,888,882 shares of common stock to be issued upon conversion of convertible debenture;
-	warrants to purchase 6,888,882 shares of common stock at an exercise price of $0.80 per share, expire in November 2012;
-	warrants to purchase 6,888,882 shares of common stock at an exercise price of $1.20 per share, expire in November 2012; and
-	warrants to purchase 3,444,441 shares of common stock at an exercise price of $2.25 per share, expire in November 2012.

In accordance with paragraph 40 and 41 of SFAS 128 and EITF 03-6, basic and diluted earnings per share on a two classes method for the six months ended June 30, 2009 and 2008 are calculated as follows:

	2009	2008

Net Loss	$(68,757)	$(524,017)

Basic - 2 classes method
Loss available to common stockholders	$(68,757)	$(524,017)

Weighted-average common stock outstanding	42,706,363	42,480,690

Basic earnings per share - Common Stock	(0.00)	(0.01)

Diluted
Loss available to common stockholders	$(68,757)	$(524,017)

Diluted weighted-average common stock outstanding	42,706,363	42,480,690

Diluted earnings per share	(0.00)	(0.01)

Warrants to purchase 6,888,882 shares of common stock at $0.80 per share, 6,888,882 shares of common stock at $1.20 per share and 3,444,441 shares of common stock at $2.25 per share were outstanding as of June 30, 2009 but were not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the market price of the common shares.

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

NOTE 5 - COMMON STOCK

During the quarter ended June 30, 2009, the Company did not issue any shares.

NOTE 6 - CONVERTIBLE DEBENTURE

The following is a summary of debenture as at June 30, 2009 and December 31, 2008.

	Jun 30,	Dec 31,
	2009	2008
	(Unaudited)	(Audited)

$2,150,000 Convertible Debentures, net of $135,000 conversions and unamortized discount of $0 as of June 30, 2009 and December 31, 2008 at 13% interest per annum for the first quarter and at 10% interest per annum due each quarter end in 2009, 2010 and expired at June 30, 2010.	$2,015,000	$2,015,000

$500,000 Convertible Debentures, net of unamortized discount of $0 as of June 30, 2009 and December 31, 2008 at 4% interest per annum for the period of January 1 to May 17, 2008 due April 30, 2009, and 10% interest per annum for the period of May 18 to December 31, 2008 due October 31, 2009, and at 13% interest per annum for the year 2009 due at the end of 2009, and at 14% interest per annum for the year 2010 due at the end of 2010 upon expiry.	500,000	500,000

$200,000 Convertible Debentures, net of unamortized discount of $0 as of March 31, 2009 and December 31, 2008 respecitively at 4% interest per annum due May 2008, in default	200,000	200,000

$150,000 Convertible Debentures, net of unamortized discount of $0 as of March 31, 2009 and December 31, 2008 respecitively at 4% interest per annum due May 2008, in default	150,000	150,000

$100,000 Convertible Debentures, net of unamortized discount of $0 as of March 31, 2009 and December 31, 2008 at 4% interest per annum due June 2008, in default	100,000	100,000

	$2,965,000	$2,965,000

For the fiscal quarter ended June 30, 2009, the Company has convertible debentures with total value of $2.965 million outstanding. The aforesaid convertible debentures were issued pursuant to the private equity financing where the Company sold a total 31 units of securities. Each unit consists of (i) an eighteen-month 4% interest bearing convertible debenture in the principal amount of $100,000, convertible at $0.45 per share, (ii) a six-year Class A warrant to purchase 222,222 shares of the Company’s common stock, par value $0.001 per share at an exercise price of $0.80 per share, a (iii) six-year Class B warrant to purchase 222,222 shares of the Company’s common stock at an exercise price of $1.20 per share, and (iv) a six-year Class C warrant to purchase 111,111 shares of the Company’s common stock at an exercise price of $2.25 per share. The securities issuable upon conversion of the debenture and exercise of the warrants are eligible for certain registration rights.

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

The Company entered into another agreement with the same debenture holder in May 2009 for a reduction of debenture interest rate to 10% over the extended period from April 1, 2009 to June 30, 2010 with an early repayment of principal of 5% on December, 31, 2009.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

As of June 30, 2009, the Company owed two directors $285,829 for short-term advances.  Interest is charged at 6% per annum on the amount owed.

As of June 30, 2009, the Company owed to related companies $520,653 for short-term unsecured advances made. Interest is charged at 6% per annum on the amount owed.

As of June 30, 2009, the Company owed to a stockholder $9,270 for short-term advances made.  Interest is charged at 6% per annum on the amount owed.

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

On February 6, 2004, we signed a 20-year Co-operative Agreement for Total Migration into DTV System for the Nanhai District and subsequently signed a supplementary agreement on July 8, 2005 (collectively, the “Co-operative Agreements”) with Nanhai Network Company, a city-owned cable network operator in Guangdong Province. Pursuant to the Co-operative Agreements, the Company was responsible for migrating all cable television subscribers in Nanhai from an analog to a digital system (“Migration”) by the end of 2008. Owing to certain technical issues of the local network upgrade of the Nanhai Network Company, the Migration completion date has been re-scheduled to the end of 2009. The Company entered into three supplementary agreements with the Nanhai Network Company in May and December 2007, and in February 2009 pursuant to the Co-operative Agreements, for re-scheduling the Migration completion date to the end of 2008 and then end of 2009.    As of June 30, 2009, the Company has migrated about 300,000 subscribers into the digital system and the migration program is on schedule.

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

The Company relied on two suppliers for approximately 96% of its purchases in the first quarter of 2009 for the Nanhai digitalization of TV system in the Nanhai project. As of June 30, 2009, accounts payable to these suppliers amounted to $5,296,973 and $233,754 for the Nanhai project.

At present, some of our targeted businesses are subject to certain governmental restrictions in the PRC. In order to enable us to invest in certain media sectors such as TV advertising and content productions before government regulations and policies in this field are opened to foreign investors, one of our directors holds the equity interest of HuaGuang while HuaGuang holds the equity interest of M-Rider on behalf of the Company. We are therefore not the direct owner of the programming and advertising operations. We anticipate that t

RESULTS OF OPERATIONS

Statements of Operations Items:

Sales

Total net sales for the three months ended June 30, 2009 increased by $368,059 or 21% to $2,141,245 from $1,773,186 for the same period ended June 30, 2008. Total net sales for the six months ended June 30, 2009 increased by $525,759 or 15% to $3,951,316 from $3,425,557 for the same period ended June 30, 2008. The increase in total net sales was due to the increase in cable TV subscription income owing to the upward adjustment of basic cable TV subscription fee in Nanhai starting June 2008.  The number of basic and additional registered subscribers increased from 461,729 as of June 30, 2008 to 485,549 as of June 30, 2009.

Gross Profit

Gross Profit for the three months ended June 30, 2009 decreased by $12,030 or 2% and that for the six months ended June 30, 2009 decreased by $42,215 or 4% as compared with the same period last year because of the increase in the depreciation charge of the STB for migration during the second quarter.

Expenses

Selling, general, administrative and depreciation and amortization (not related directly to generation of revenue) expenses for the three months ended June 30, 2009 decreased by $158,389 or 20% to $625,663 and for the six months ended June 30, 2009 decreased by $765,461 or 38% to $1,228,275 in comparison with the same period ended June 30, 2008.  The decrease in these expenses was due to the amortization of convertible debenture booked last year which was not incurred this year.

Net Gain

Net gain after tax was $70,754 for the three months period ended June 30, 2009, and net loss after tax was $21,399 for the six months period ended June 30, 2009, compared to a net loss of $277,109 and $524,017 respectively for the same periods ended June 30, 2008. The decrease in net loss was because of the upward adjustment of the cable TV subscription fee and the increase in number of DTV subscribers in Nanhai, the decrease in selling, general and administrative expenses and the collection of bad debt amount reserved during the year of 2008.

Balance Sheet Items:

Current Assets

Current Assets of the Company increased by $0.9 million to $3.9 million during the first quarter of 2009 mainly due to the increase in account receivable balance as the collection of the subscription fee income from the Network Company in June was delayed. The Company also made certain R&D prepaid expenditure during the second quarter for the DTV middleware project. As the Company utilized most of its cash on DTV migration, it has maintained a low level of cash balance of $0.3 million.

Property and Equipment, Net

The net decrease in property and equipment of the Company of $0.5 million represented an decrease in purchases of STBs during the first six months of 2009.

Current Liabilities

Current liabilities of the Company decreased by $0.6 million to $10.2 million during the first six months of 2009. The decrease was mainly attributable to the classification of certain portions of the Company’s outstanding debentures from current to long term liabilities.

Liquidity and Capital Resources

On June 30, 2009, we had cash of $251,570 and a working capital deficit of $6,345,725. This compares with cash of $436,062 and a working capital deficit of $7,805,558 at December 31, 2008. The decrease in cash was mainly due to the delay of settlement from the Network Company in June 2009.

Operating activities had a net generation of cash in the amount of $1,979,634 during the six months ended June 30, 2009 (2008: $1,890,777) reflecting an excess of revenues over expenditure.

Net cash used in investing activities for the six months ended June 30, 2009 was $1,856,677 as compared with net cash used in investing activities of $2,068,775 for the six months ended June 30, 2008. The decrease in net cash used in investing activities was due to the decrease in purchases of STBs in the first six months of this year.

Net cash used in financing activities for the six months ended June 30, 2009 was $320,776 representing the repayment to a major shareholder for a unsecured loan which was financed by another unsecured loan provided by an individual third party (2008: provided by financing activities $34,157 ).

We continued to receive cash from Nanhai Network Company according to the project schedule and plan of television digitalization migration. The Company's investment in STBs and smart cards remained the substantial accounts payable at June 30, 2009. For further business expansion and acquisition, the Company is considering various financing methods for funding, although there is no assurance that the Company will be able to raise additional funding on favorable terms, if at all.

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

The Company issued a total of $3.1 million in convertible debentures in November and December 2006, which provided net cash of $2,965,000, which matured in May and June 2008.  Due to the Company’s current financial situation with most of the Company’s cash being utilized to make the upfront investment for the Migration, the Company did not have enough cash to repay the debentures.  The Company negotiated with certain debenture holders to extend the debentures.  As of the date of this report, the Company has entered into agreement with two major debenture holders holding $2,515,000 in debentures that provided for the extension of their debentures to June 2010 and December 2010.

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

The financial statements of the subsidiaries (whose functional currency is HK$ or RMB) are translated into US$ using the closing rate method. The balance sheet items are translated into US$ using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year. All exchange differences on currency translations are recorded within equity. Translation gain for the six months ended June 30, 2009 was $14,634.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2009, the Company did not issue any securities.

Item 3. Defaults Upon Senior Securities

Owing to its tight financial situation, the Company did not redeem the debentures that matured in May and June 2008 but offered extension terms to all the debenture holders.  The Company paid the debenture interest due on May 17, 2008 and December 31, 2008 during the first quarter to the debenture holders who agreed to the extension of debenture.  As of date of this report, two out of five debenture holders have accepted the extension offer.

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

CHINA DIGITAL MEDIA CORPORATION
(Registrant)

Date: August 5, 2009 /s/ Ng Chi Shing Ng Chi Shing Chief Executive Officer Date: August 5, 2009 /s/ Ng Chi Shing Ng Chi Shing Chief Financial Officer