Form 10-Q
period 2009-09-30
CHINA DIGITAL MEDIA CORP
filed 2009-11-16
CIK 821524

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

 [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
Number of shares of common stock outstanding as of  November 2, 2009: 42,706,363

Number of shares of preferred stock outstanding as of November 2, 2009: 1,875,000

CHINA DIGITAL MEDIA CORPORATION

ITEM 1. FINANCIAL STATEMENTS

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$733,710	$436,062
Security deposit	284,888	-
Accounts receivable, net of allowances	2,416,708	1,078,228
Inventories, net	759,311	1,247,781
Other receivables and prepaid expenses	509,899	194,386
Due from a related company	280,018	-
Value added taxes recoverable	461,682	52,820
Total Current Assets	5,446,216	3,009,277

ACCOUNTS RECEIVABLE, long term portion, net of allowances	410,586	-
INTANGIBLE ASSETS, NET of impairment of $3,996,595	324,330	324,329
PROPERTY AND EQUIPMENT, NET	15,261,545	14,202,241
TOTAL ASSETS	$21,442,677	$17,535,847

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Convertible debentures, net of discount	$2,465,000	$950,000
Bills payable	949,626	-
Accounts payable	5,692,335	5,178,216
Other payables and accrued liabilities	1,439,272	923,980
Due to directors	285,829	285,642
Due to a stockholder	9,270	396,331
Due to related companies	497,764	454,555
Business and other tax payable	21,472	23,099
Income tax payable	1,752,536	2,603,012
Total Current Liabilities	13,113,104	10,814,835

LONG TERM LIABILITIES
Convertible debentures, net of discount	500,000	2,015,000
Accounts payable	1,647,916	333,632
Total Long Term Liabilities	2,147,916	2,348,632

COMMITMENTS AND CONTINGENCIES	-	-

MINORITY INTERESTS	-	-

STOCKHOLDERS' EQUITY
Series A convertible preferred stock ($0.001 par value, 40,000,000 shares authorized,1,875,000 shares issued and outstanding as of
September 30, 2009 and December 31, 2008)	1,875	1,875
Common stock ($0.001 par value, 500,000,000 shares authorized,
42,706,363 shares issued and outstanding as of September 30, 2009
and December 31, 2008)	42,706	42,706
Additional paid-in capital	14,984,021	14,984,021
Retained earnings
Unappropriated	(12,327,010)	(14,346,279)
Appropriated	1,521,997	1,521,997
Accumulated other comprehensive income	1,958,068	2,168,060
Total Stockholders' Equity	6,181,657	4,372,380

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,442,677	$17,535,847

The accompanying notes are an integral part of these consolidated financial statements.

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 and 2008
(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30		September 30
	2009	2008	2009	2008

NET SALES
Revenue from digitalization of television signals	$ 2,560,278	$1,698,059	$ 6,367,291	$ 4,960,035
Revenue from television advertising	94,984	143,430	239,287	288,354
Revenue from software development	33,621	78	33,621	18,735
	2,688,883	1,841,567	6,640,199	5,267,124
COST OF SALES
Cost of Sales - digitalization of television signals	(531,531)	(198,422)	(1,025,858)	(574,946)
Depreciation - digitalization of television signals	(1,156,772)	(1,061,699)	(3,433,479)	(2,864,892)
Cost of Sales - television advertising	(125,186)	(83,685)	(203,852)	(185,694)
	(1,813,489)	(1,343,806)	(4,663,189)	(3,625,532)
GROSS PROFIT	875,394	497,761	1,977,010	1,641,592

OPERATING EXPENSES
Selling, general and administrative expenses	(777,031)	(708,698)	(1,962,391)	(1,907,198)
Provision for doubtful debts	-	(6,351,225)	-	(6,351,225)
Amortization of convertible debt discount	-	-	-	(752,369)
Depreciation and amortization	(19,394)	(18,619)	(62,309)	(61,486)
Total Operating Expenses	(796,425)	(7,078,542)	(2,024,700)	(9,072,278)

GAIN (LOSS) FROM OPERATION	78,969	(6,580,781)	(47,690)	(7,430,686)

OTHER INCOME (EXPENSES)
Interest income	477	297	1,401	2,242
Other income	985,582	129,814	1,268,100	210,319
Interest expenses	(89,649)	(132,030)	(254,344)	(241,741)
Interest paid to related companies and directors	(5,676)	(6,537)	(17,438)	(23,105)
Other expenses	(500)	(1,191)	(2,225)	(43,781)
Total Other Income (Expenses) , net	890,234	(9,647)	995,494	(96,066)

NET GAIN (LOSS) BEFORE TAXES	969,203	(6,590,428)	947,804	(7,526,752)

Income tax income (expense)	1,118,824	(19,737)	1,071,466	392,570
NET GAIN (LOSS)	2,088,027	(6,610,165)	2,019,270	(7,134,182)

OTHER COMPREHENSIVE INCOME
Foreign currency translation (loss) gain	(224,626)	(112,800)	(209,992)	816,098

COMPREHENSIVE GAIN (LOSS)	1,863,401	$(6,722,965)	$ 1,809,278	$ (6,318,084)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 and 2008
(UNAUDITED)

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Total net gain (loss)	2,019,269	(7,134,182)
Adjusted to reconcile net loss to cash provided by operating activities:
Depreciation-cost of sales	3,433,479	2,864,892
Depreciation and amortization	62,309	61,486
Provision for doubtful debts	(964,236)	6,351,225
Amortization of convertible debt discount	-	752,369
Amortization on stock compensation	-	21,200
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(784,830)	(443,724)
Other receivables and prepaid expenses	(724,375)	254,089
Due from a related company	(280,018)	-
Inventories	488,470	(579,963)
Deferred tax asset	-	123,982
Other assets	-	124,471
Increase (decrease) in:
Accounts payable	1,828,403	193,937
Other payables and accrued liabilities	515,292	517,201
Business tax payable	(1,627)	(135,972)
Value added taxes payable	-	45,530
Income tax payable	(850,476)	(389,999)

Net cash provided by operating activities	4,741,660	2,626,542

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(4,562,317)	(2,706,013)
Net cash used in investing activities	(4,562,317)	(2,706,013)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related companies	43,209	20,306
Proceeds from bills payable	949,626	-
Due to a stockholder	(387,061)	10,710
Due to directors	187	44,394
Net cash provided by financing activities	605,961	75,410

EFFECT OF EXCHANGE RATE ON CASH	(202,768)	(158,754)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	582,536	(162,815)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	436,062	334,410

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,018,598	$171,595

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$247,650	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009 (UNAUDITED)

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's consolidated financial position at September 30, 2009, the consolidated results of operations for the nine months ended September 30, 2009 and 2008, and consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008. The consolidated results for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2009. These consolidated financial statement should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2008 appearing in the Company's annual report on Form 10-K as filed with the Securities and Exchange Commission.

(B) Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements for the nine months ended September 30, 2009 include the unaudited financial statements of China Digital Media Corporation (“CDMC”) and its wholly owned or controlled subsidiaries, China Digimedia Holding Limited (“CDHL”), Arcotect (Guangzhou) Limited (“AGL”), Guangdong M-Rider Media Company (“M-Rider”), its 100% variable interest entity (“VIE”) in Guangdong HuaGuang DigiMedia Culture Development Limited (“HuaGuang”), and Arable Media Limited (“Arable”) and Arable (Guangzhou) Limited (“Arable GZ”) (collectively, “the Company”).

The accompanying unaudited condensed consolidated financial statements for the nine months ended September 30, 2008 include the financial statements of CDMC and its wholly owned subsidiaries, CDHL, AGL, M-Rider, Arable, Arable GZ, and its 100% VIE in HuaGuang.

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

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009 (UNAUDITED)

NOTE 2 - SEGMENT INFORMATION

The Company operates in four reportable segments; digitalization of television signals, television advertising sales, software development, and investment in television series. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from operations. All inter-company transactions between segments have been eliminated on consolidation. As a result, the components of operating income for one segment may not be comparable to another segment. The following is an unaudited summary of our segment information for the nine months ended September 30, 2009 and 2008:

	Digitalization			Investments
	of Television	Television	Software	in Television
	Signals	Advertising	Development	Series	Total
2009
Revenues	$6,367,291	$239,287	$33,621	$-	$6,640,199
Gross profit	1,907,954	35,435	33,621	-	1,977,010
Net income (loss)	2,773,396	(54,862)	(142,625)	(10,285)	2,565,624
Total assets	18,800,158	984,207	1,553,554	104,758	21,442,677
Capital expenditure	4,515,325	8,430	38,108	454	4,562,317
Depreciation and amortization	$3,472,757	$-	$22,748	$283	$3,495,788

2008
Revenues	$4,960,035	$288,354	$18,735	$-	$5,267,124
Gross profit	1,520,196	102,661	18,735	-	1,641,592
Net (loss) Income	(5,762,569)	28,554	64,511	(14,922)	(5,684,426)
Total assets	18,811,375	583,467	4,271,394	107,189	23,773,425
Capital expenditure	2,416,927	12,429	154,316	122,341	2,706,013
Depreciation and amortization	$2,903,993	$-	$15,313	$7,072	$2,926,378

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	2009	2008

Total net income (loss) for reportable segments	$2,565,624	$(5,684,426)
Unallocated amounts relating to corporate operations
Interest expenses	239,889	240,473
Amortization of convertible debt discount	-	752,369
Interest paid to related companies and directors	17,438	23,105
Administration expenses	233,246	365,685
Professional fees	53,555	51,382
Others	2,225	16,743

Total net income (loss)	$2,019,270	$(7,134,182)

NOTE 3 - EARNINGS PER SHARE

As of September 30, 2009, the Company has outstanding:

-	42,706,363 shares of common stock;
-	1,875,000 shares of preferred stock;
-	6,888,882 shares of common stock to be issued upon conversion of convertible debenture;
-	warrants to purchase 6,888,882 shares of common stock at an exercise price of $0.80 per share, expire in November 2012;
-	warrants to purchase 6,888,882 shares of common stock at an exercise price of $1.20 per share, expire in November 2012; and
-	warrants to purchase 3,444,441 shares of common stock at an exercise price of $2.25 per share, expire in November 2012.

In accordance with paragraph 40 and 41 of SFAS 128 and EITF 03-6, basic and diluted earnings per share on a two classes method for the nine months ended September 30, 2009 and 2008 are calculated as follows:

	2009	2008

Net Gain (Loss)	$2,019,270	$(7,134,182)

Basic - 2 classes method
Gain (Loss) available to common stockholders	$2,019,270	$(7,134,182)

Weighted-average common stock outstanding	42,706,363	42,556,463

Basic earnings per share - Common Stock	0.05	(0.17)

Diluted
Gain (loss) available to common stockholders	$2,019,270	$(7,134,182)

Diluted weighted-average common stock outstanding	42,706,363	42,556,463

Diluted earnings per share	0.05	(0.17)

Warrants to purchase 6,888,882 shares of common stock at $0.80 per share, 6,888,882 shares of common stock at $1.20 per share and 3,444,441 shares of common stock at $2.25 per share were outstanding as of September 30, 2009 but were not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the market price of the common shares.

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

On August 11, 2009, a charge was filed by Shenzhen Coship Electronics Ltd. (“Coship”), a STB supplier of the Company, against AGL for recovering the outstanding balance of $133,235 for the STB purchased from Coship and $179,355 penalty in accordance with the purchase agreement at the court of Shenzhen, China.   Both parties are forming an out of court settlement agreement for AGL to repay $133,235 to Coship whereas Coship will waive the penalty charge of $179,355.  Accordingly, no provision for the penalty was made in the financial statements as of September 30, 2009.

NOTE 5 - COMMON STOCK

During the quarter ended September 30, 2009, the Company did not issue any shares.

NOTE 6 - CONVERTIBLE DEBENTURE

The following is a summary of debenture as at September 30, 2009 and December 31, 2008.

	Sep 30,	Dec 31,
	2009	2008
	(Unaudited)	(Audited)

 $2,150,000 Convertible Debentures, net of $135,000 conversions and unamortized discount of $0 as of September 30, 2009 and December 31, 2008 at 13% interest per annum for the first quarter and at 10% interest per annum due each quarter end in 2009, 2010 and expired at June 30, 2010.

	$2,015,000	$ 2,015,000

  $500,000 Convertible Debentures, net of unamortized discount of $0 as of September 30, 2009 and December 31, 2008 at 4% interest per annum for the period of January 1 to May 17, 2008 due April 30, 2009, and 10% interest per annum for the period of May 18 to December 31, 2008 due October 31, 2009, and at 13% interest per annum for the year 2009 due at the end of 2009, and at 14% interest per annum for the year 2010 due at the end of 2010 upon expiry.

	500,000	500,000

$200,000 Convertible Debentures, net of unamortized discount of $0 as of September 30, 2009 and December 31, 2008 at 4% interest per annum due May 2008, in default
	200,000	200,000

$150,000 Convertible Debentures, net of unamortized discount of $0 as of September 30, 2009 and December 31, 2008 at 4% interest per annum due May 2008, in default
	150,000	150,000

$100,000 Convertible Debentures, net of unamortized discount of $0 as of September 30, 2009 and December 31, 2008 at 4% interest per annum due June 2008, in default
	100,000	100,000

	$2,965,000	$ 2,965,000

For the fiscal quarter ended September 30, 2009, the Company has convertible debentures with total value of $2.965 million outstanding. The aforesaid convertible debentures were issued pursuant to the private equity financing where the Company sold a total 31 units of securities. Each unit consists of (i) an eighteen-month 4% interest bearing convertible debenture in the principal amount of $100,000, convertible at $0.45 per share, (ii) a six-year Class A warrant to purchase 222,222 shares of the Company’s common stock, par value $0.001 per share at an exercise price of $0.80 per share, a (iii) six-year Class B warrant to purchase 222,222 shares of the Company’s common stock at an exercise price of $1.20 per share, and (iv) a six-year Class C warrant to purchase 111,111 shares of the Company’s common stock at an exercise price of $2.25 per share. The securities issuable upon conversion of the debenture and exercise of the warrants are eligible for certain registration rights.

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

NOTE 7 – BANK FACILITY

As of September 30, 2009, the Company withdrew bills of exchange to a STB supplier totalled $950,626 from the Zhangjiang Commercial Bank (the “Bank”).  The Bank had granted a total facility of $3,071,253 to the Company in August 2009 to finance the purchase of STB for completing the migration in Nanhai.  Such facility is fully pledged against the account receivable from Network Company on subscription fee income.  The Company bears the interest expense in discounting the bills to the bank from the STB supplier at 2.88% per annum.

NOTE 8 - RELATED PARTY TRANSACTIONS

As of September 30, 2009, the Company owed to two directors $285,829 for short-term advances.  Interest is charged at 6% per annum on the amount owed.

As of September 30, 2009, the Company owed to related companies $497,764 for short-term unsecured advances made. Interest is charged at 6% per annum on the amount owed.

As of September 30, 2009, the Company owed to a stockholder $9,270 for short-term advances made.  Interest is charged at 6% per annum on the amount owed.

As of  September 30, 2009, the Company owed from a related company $280,018  for unamortized prepaid software development and webpage design fee.  During the period, the Company prepaid $336,134 in total for such fee to the related company for a one year contract..

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

On February 6, 2004, we signed a 20-year Co-operative Agreement for Total Migration into DTV System for the Nanhai District and subsequently signed a supplementary agreement on July 8, 2005 (collectively, the “Co-operative Agreements”) with Nanhai Network Company, a city-owned cable network operator in Guangdong Province. Pursuant to the Co-operative Agreements, the Company was responsible for migrating all cable television subscribers in Nanhai from an analog to a digital system (“Migration”) by the end of 2008. Owing to certain technical issues of the local network upgrade of the Nanhai Network Company, the Migration completion date has been re-scheduled to the end of 2009. The Company entered into three supplementary agreements with the Nanhai Network Company in May and December 2007, and in February 2009 pursuant to the Co-operative Agreements, for re-scheduling the Migration completion date to the end of 2008 and then end of 2009.    As of September 30, 2009, the Company has migrated about 338,000 subscribers into the digital system and the migration program is on schedule.

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

The Company has deployed an IP (Internet Protocol) based set-top-box which was developed by its subsidiary, Arable Media Limited, a software developer specialized in middleware products and applications for digital TV set-top box and broadcasting technologies. The Company believes the advanced set-top-box will enable the Company to provide additional value added services which can be deployed in the future; such as targeted advertising, interactive TV programs, online shopping and console games, as well as interactive education services.

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

The Company relied on two suppliers for approximately 92% of its purchases in the first three quarters of 2009 for the Nanhai digitalization of TV system in the Nanhai project. As of September 30, 2009, accounts payable to these suppliers amounted to $6,434,811 and $573,544 for the Nanhai project.

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

RESULTS OF OPERATIONS

Statements of Operations Items:

Sales

Total net sales for the three months ended September 30, 2009 increased by $847,316 or 46% to $2,688,883 from $1,841,567 for the same period ended September 30, 2008. Total net sales for the nine months ended September 30, 2009 increased by $1,373,075 or 26% to $6,640,199 from $5,267,124 for the same period ended September 30, 2008. The increase in total net sales was due to the increase in cable TV subscription income owing to the upward adjustment of basic cable TV subscription fee in Nanhai starting June 2008.  The number of basic and additional registered subscribers increased from 468,241 as of September 30, 2008 to 498,079 as of September 30, 2009.

Gross Profit

Gross Profit for the three months ended September 30, 2009 increased by $377,633or 76% and for the nine months ended September 30, 2009 increased by $335,418 or 20% as compared with the same periods last year because of the increase in sales of additional STB and the increase in subscription fee income as a result of increased DTV subscribers in the third quarter.

Expenses

Selling, general, administrative and depreciation and amortization (not related directly to generation of revenue) expenses for the three months ended September 30, 2009 decreased by $6,282,117or 89% to $795,425 and for the nine months ended September 30, 2009 decreased by $7,047,578 or 78% to $2,024,700 in comparison with the same period ended September 30, 2008.  The decrease in these expenses was due to the amortization of convertible debenture and the provision for doubtful debt on long term account receivable booked last year was not incurred this year.

Net Gain

Net gain after tax was $2,088,027 for the three months period ended September 30, 2009, and $2,019,270 for the nine months period ended September 30, 2009, compared to a net loss of $6,610,165 and $7,134,182 respectively for the same periods ended September 30, 2008. The increase in net gain was because of the increase in DTV subscription fee as a result of the increase in number of DTV subscribers in Nanhai, the decrease in provision of doubtful debts, the reversal of bad debts provision of $964,236, and the reversal of corporate income tax provision of $1,140,751 during the quarter.  The management has considered that owing to the recovering global financial environment, the possibility of long term account receivable being uncollectible is lower than that of the beginning of this year.  Therefore, part of the long term receivable reserved last year should be re-instated to reflect the fair value of the asset of the Company.  Also, the AGL was granted the status of  the Certified Software Enterprise in China at the end of 2008 where AGL is entitled to a two-year exemption and three year reduction for corporate income tax.  Therefore, a portion of the corporate income tax is reversed accordingly.

Balance Sheet Items:

Current Assets

Current assets of the Company increased by $2.4 million to $5.4 million during the nine months of 2009 mainly due to the increase in bank balance for security deposit for the bills issued, increase in amount due from a related company as a result of prepaid software development fee, increase in account receivable balance as the collection of the subscription fee income from the Network Company in September was delayed, reversal of provision of doubtful debt, and the increase in value added tax recoverable as the tax credit had not been utilized until next year owing to the change of tax regulation in China . As the Company utilized most of its cash on DTV migration, it has maintained a low level of cash balance of $0.7 million.

Property and Equipment, Net

The net decrease in property and equipment of the Company of $1.1 million represented an increase in purchases of STBs during the first nine months of 2009.

Current Liabilities

Current liabilities of the Company increased by $2.3 million to $13.1 million during the first nine months of 2009. The increase was mainly attributable to the classification of a portion of the Company’s outstanding debentures amounting to $2,015,000 from long term to current liabilities.

Liquidity and Capital Resources

On September 30, 2009, we had cash of $733,710 and a working capital deficit of $7,666,888. This compares with cash of $436,062 and a working capital deficit of $7,805,558 at December 31, 2008. The increase in cash was mainly due to the bank financing obtained during the quarter.

Operating activities had a net generation of cash in the amount of $4,741,660 during the nine months ended September 30, 2009 (2008: $2,626,542) reflecting an excess of revenues over expenditure.

Net cash used in investing activities for the nine months ended September 30, 2009 was $4,562,317 as compared with net cash used in investing activities of $2,706,013 for the nine months ended September 30, 2008. The increase in net cash used in investing activities was due to the increase in purchases of STBs in the first nine months of this year.

Net cash provided by financing activities for the nine months ended September 30, 2009 was $650,961 representing the increase in bank financing in the form of bills payable which is offset by the repayment to a major shareholder for a unsecured loan which was financed by another unsecured loan provided by an individual third party  (2008: provided by financing activities $75,410 ).

We continued to receive cash from Nanhai Network Company according to the project schedule and plan of television digitalization migration. The Company's investment in STBs and smart cards remained the substantial accounts payable at September 30, 2009. For further business expansion and acquisition, the Company is considering various financing methods for funding, although there is no assurance that the Company will be able to raise additional funding on favorable terms, if at all.

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

The financial statements of the subsidiaries (whose functional currency is HK$ or RMB) are translated into US$ using the closing rate method. The balance sheet items are translated into US$ using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year. All exchange differences on currency translations are recorded within equity. Translation loss for the nine months ended September 30, 2009 was $224,626.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information to be reported under this item is not required of smaller reporting companies.

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

On August 11, 2009, a charge was filed by Shenzhen Coship Electronics Ltd. (“Coship”), a STB supplier of the Company, against AGL for recovering the outstanding balance of $133,235 for the STB purchased from Coship and $179,355 penalty in accordance with the purchase agreement to the court of Nanshan Shenzhen, China.   Both parties are forming an out of court settlement agreement at the final stage for AGL to repay $133,235 to Coship whereas Coship will waive the penalty charge of $179,355.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2009, the Company did not issue any securities.

Item 3. Defaults Upon Senior Securities

Owing to its tight financial situation, the Company did not redeem the debentures that matured in May and September 2008 but offered extension terms to all the debenture holders.  The Company paid the debenture interest due on May 17, 2008 and December 31, 2008 during the first quarter to the debenture holders who agreed to the extension of debenture.  As of date of this report, two out of five debenture holders have accepted the extension offer.  The remaining debentures are in default.

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

CHINA DIGITAL MEDIA CORPORATION
(Registrant)

Date: November 13, 2009 /s/ Ng Chi Shing Ng Chi Shing Chief Executive Officer Date: November 13, 2009 /s/ Ng Chi Shing Ng Chi Shing Chief Financial Officer