Form 10-K
period 2009-12-31
CHINA DIGITAL MEDIA CORP
filed 2010-04-14
CIK 821524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the year ended December 31, 2009

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes      No 

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form  10-K ☑

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐      Accelerated filer ☐

Non-accelerated filer  ☐ (Do not check if a smaller reporting company     Smaller reporting company ☑

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   No☑

As of March 19, 2010, there were 42,706,363 common shares outstanding and the aggregate market value of the common shares (based upon the average of the bid price of $0.123 and the asked price of $0.123 reported by broker) held by non-affiliates was approximately $229,128.

Number of shares of common stock outstanding as of March 19, 2010: 42,706,363

Number of shares of preferred stock outstanding as of March 19, 2010: 1,875,000

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

CDMC, CDHL, AGL, HuaGuang, M-Rider, Digimedia Shenzhen, Maxcomm, Arable and Arable GZ are hereinafter referred to as (the “Company”).  Currently, the Company has approximately 200 employees located primarily in the PRC.

Current Corporate Structure and Mission

For the year ended December 31, 2009, CDMC owned the following subsidiaries:

(a)	100% of CDHL, an investment holding company incorporated in Hong Kong;

(b)
100% of Maxcomm, a limited liability company incorporated in British Virgin Island, which holds 80% equity interest in Arable, and a 20% interest in Arable, through CDHL, a limited liability company incorporated in Hong Kong;

(c)	100% of AGL through CDHL, a limited liability company incorporated in China;

(d)	100% variable interest of HuaGuang under CDHL, a limited liability company incorporated in China;

(e)	100% beneficial interest of M-Rider through CDHL, a limited liability company incorporated in China;

(f)	100% interest in Arable GZ through Arable, a limited liability company incorporated in China;

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

Cable Television Operational Support Services and Digital Broadcast Technology Development

Arcotect (Guangzhou) Ltd. (“AGL”), a wholly owned foreign subsidiary of CDMC, duly established under the laws of the PRC, is legally authorized to carry out the business activities enumerated in its PRC business license, namely, research, production and the development of STB for digital television (“DTV”), computer software, software relating to information platform for DTV, software and hardware relating to DTV; sales and after sale services of self- manufactured products; carrying out network projects; and providing related consulting, technical, repair and maintenance services. AGL is the sole contractor providing support services for the operation of DTV in Nanhai, located in Guangdong Province, a city with over 435,000 residential and commercial cable television subscribers.

On February 6, 2004, the Company signed a 20-year Co-operative Agreement for Total Migration into the DTV System for the Nanhai District and subsequently signed a supplementary agreement on July 8, 2005 (collectively, the “Cooperative Agreements”) with the Nanhai Network Company, a city-owned cable network operator located in Guangdong Province. Pursuant to the Co-operative Agreements, the Company is responsible for migrating all cable television subscribers in Nanhai from an analog to a digital system (“Migration”) by the end of 2007. Owing to the technical issue of the local network upgrade by Nanhai Network Company, the Migration completion date has been re-scheduled to the end of 2009, and it was completed in December 2009 The Company entered into two supplementary agreements with the Nanhai Network Company in May and December 2007, pursuant to the Co-operative Agreements, for re-scheduling the Migration completion date to the end of 2009.

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

During 2007, the Company entered into an agreement with the Nanhai Network Company to obtain a more favorable DTV basic subscription fee income sharing plan in exchange for setting aside a certain portion of trade receivable balance due from Nanhai Network Company from the current balance.  Such portion is to be amortized over 15 years annually and evenly out of the increased fee income after the  upward price adjustment for DTV basic subscription fee implemented in 2008.  The said portion is being treated as long term asset in the financial statements as of December 31, 2009.

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

Migration to DTV Service
The Company has fully migrated approximately 150,000 subscribers in 2009 totaling about 430,000 subscribers to the DTV system as of December 31, 2009,

Basic Services
Basic service is available to all cable television subscribers, consisting of 46 channels of programming. This service comprises programming provided by national television networks, provincial and city television stations, and one channel provided by AGL.

Value Added Packages (VAP)
The broadcast system that decrypts the signal for the Company’s STB and appropriate smart cards can carry up to 800 digital channels of pay-TV programs and value added multimedia services. Currently, the services consist of channels, including a 85-channel basic package and 51 pay channels, bundled into various value added packages, including 7 high definition channels, movie, life & leisure, sports, drama and family.

Addition STB
In the city of Nanhai, each household has more than two television sets on average.  DTV subscribers can buy an additional STB from AGL for their other television sets and pay a subscription fee for the additional STB.

High Definition STB
With the increasing demand in High Definition (“HD”) TV broadcasting in Nanhai, with 4 new HD TV channels in Nanhai introduced during 2009, the Company will launch its new HD STB in the second quarter of the year of 2010 where the subscriber can purchase such HD STB as their main or additional STB.

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

Other Revenue Sources
AGL also generates revenues from the sale of additional STB.

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

Customer and Technical Service
The operating support system, which is developed by AGL’s software team, manages all operating processes including technical support to customers, database management, billing services, inventory control, sales support, and call center services. AGL’s call center provides 24/7 call answering capability and other technical support services. The call center handled over 360,000 enquiries in 2009.

Sales, Marketing and Advertising
AGL has 102 persons in the sales and customer services team.  The Company sells services through direct customer contact, retail outlets, door-to-door selling, television advertising and road show promotion.

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

During the year of 2009, M-Rider provided consultation to AGL for advertising and promotion for its sales of additional STB, VAS, and VAP on DTV business in Nanhai.

Television Program Production and Investment

During the year of 2009, HuaGuang did not have any business activity.

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

Cable Television Operations and Digital Broadcasting Technology Development

Currently, many cities in China have the infrastructure capable to broadcast DTV programs, but not many cities today have a city-wide digital Migration completed.  The Company believes that this large potential market for DTV services presents opportunities in the digitization of cable TV services in China in the coming years. In addition, the pricing of digital TV services are likely to be improved and be more acceptable to subscribers in coming years. Furthermore, the Company believes that, with the introduction of HD TV broadcasting and flat HD TV gaining higher popularity in China, the HD TV STB sales will be another potential market.  The Company believes the HD TV STB middleware developed by the Company will drive the growth of additional income in the coming years.

The Company believes that six years of experience has made it's operations and migration process efficient and effective, which has created a substantial platform for the future growth in cable TV digitalization projects in other cities with a size similar to Nanhai.  The Company is exploring its ability to utilize its competitive advantages in seeking other cities, particularly in Guangdong province, to repeat its Migration model. A number of cities have expressed interest in working with the Company because of the proven skills and experiences in operation, marketing and technology, although the Company has not entered into any definitive or preliminary agreements with any cities.  The operation of a DTV service business is a business with long term stable recurring cash flow, but substantial upfront capital investment has prevented the Company from investing in other cities until additional cash flow can be generated internally or financed elsewhere.  There is no assurance that the Company will be successful in entering into new agreements for future migrations, or that the Company will be able to finance any new migrations solely from its cash flows from the Nanhai Migration.

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

We will continue to explore opportunities for development of migration projects in other cities in Guangdong Province.  The Company will look for different sources of financing for covering the upfront investment to the new projects.

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

The Company commenced operations in early 2005, and as such, the Company has had a limited history on which an investor may evaluate the Company’s operations.  The Company had revenues of $14.9 million (restated), $7.5 million, $7.3 million and $$9.5 million for fiscal years 2006, 2007, 2008, and 2009 respectively.  The Company  had net loss of $0.2 million (restated), $4.1 million (restated), $13,4 million and net gain $4.2 million for fiscal years 2006, 2007, 2008 and 2009 respectively.  Any investment in the Company should be considered as a high risk one because the investor will be placing funds at risk in an unseasoned early stage company with unforeseen costs, expenses, competition and other problems to which such companies are often subject.

The Company could fail to remain a going concern. The Company needs to raise substantial additional capital to fund its operations, and does not have any commitments for that capital.

The Company’s independent registered public accounting firm issued their report for the fiscal year ended December 31, 2009, which included an explanatory paragraph for the Company’s uncertainty to continue as a going concern. If the Company became unable to continue as a going concern, it would have to liquidate its assets and it may likely receive significantly less than the values at which they are carried on its consolidated financial statements. The inclusion of a going concern explanatory paragraph in the Company’s independent registered public accounting firm’s audit opinion for the year ended December 31, 2009 may materially and adversely affect the Company’s stock price and its ability to raise new capital.
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

A substantial portion of the Company’s account receivables is with the Nanhai Network Company.

Approximately 99% of the Company’s account receivables are with the Nanhai Network Company in connection with the cable television digitization migration being performed by the Company. These receivables are paid to the Company based on a schedule with the Nanhai Network Company. If the Nanhai Network Company is to delay its payment to the Company or be unable to pay the monies due to the Company, the Company’s high concentration of credit risk may cause financial difficulties and may cause the Company to become unable to fulfill the payment obligations to the Company’s vendors.

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

The Company’s cable television digitization migration process requires the Company to supply subscribers with STB and smart cards. Currently, the Company relies on three suppliers for the Company’s STB and smart cards. If any of these suppliers is unable to produce STB or smart cards to the Company on a timely basis and in a cost effective manner, the Company’s ability to provide STB in Nanhai or in other cities will be adversely effected.

The requirements of being a public company may strain the Company’s resources and distract the Company’s management.

As a public company, the Company is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. These requirements may place a strain on the Company’s systems and resources. The Exchange Act requires that the Company files annual, quarterly and current reports with respect to the Company’s business and financial condition. The Sarbanes-Oxley Act requires that the Company maintains effective disclosure controls and procedures and internal controls for financial reporting.  The Company is required to document and test the Company’s internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of the Company’s internal controls over financial reporting and, commencing with the year ending December 31, 2010, a report by the Company’s independent registered public accountants addressing these assessments. During the course of testing, the Company may identify deficiencies which the Company may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if the Company fails to achieve and maintain the adequacy of the Company’s internal controls, as such standards are modified, supplemented or amended from time to time, the Company may not be able to ensure that the Company can conclude on an ongoing basis that the Company has effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.

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

The Company’s future success and competitive position depends to a significant extent upon the Company’s proprietary technology, specifically the technology included in the Company’s set-top-box and middleware. The Company will be required to expend substantial funds for and commit significant resources to conducting research and development activities, the engagement of additional engineering and other technical personnel, and the enhancement of design and manufacturing processes and techniques. There can be no assurance that any new STB will receive or maintain customer or market acceptance. If the Company is unable to design and manufacture new STB and middleware on a timely and cost-effective basis, such inability could have a material adverse effect on the Company’s business, financial condition, results of operations and liquidity.

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

During the year of 2006, the Company issued warrants to purchase an aggregate of 17,222,205 shares of our common stock and issued convertible debentures which may be converted into an aggregate of 6,888,882 shares of common stock. The exercise prices on these warrants range from $0.80 per share to $2.25 per share, and the conversion price of the debentures is $0.45 per share.   If issued, the shares underlying the warrants and debentures would increase the number of shares of common stock currently outstanding and will dilute the holdings and voting rights of the Company’s then-existing shareholders.  One of the debenture holders converted an amount of $135,000 debenture to common stock in December 2007.  The Company entered into an extension agreement with this debenture holder on December 8, 2008 where the conversion price of the debentures is reduced to $0.25 per share where the Company also partially redeemed the debenture for $100,750 on December 31, 2009 from this debenture holder as one of the conditions of the extension agreement.  The Company also entered into an extension agreement with another two debenture holders on March 24, 2009 and December 1, 2009 separately where the conversion price of the debentures is reduced to $0.25 per share.

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

ITEM 1B.  Unresolved Staff Comments

None.

ITEM 2. Properties

The Company leased offices for its following subsidiaries: (1)AGL, with about 1,188 square meters for operation and paid total rent of $69,804 for year 2009 under lease term expiring on January 2014; (2) AGL Nanhai, with 1,045 square meters for operation and paid total rent of $36,028 for year 2009 under lease term expiring on September 2012; (3) M-Rider,  with 18 square meters and paid total rent of $1,332 for year 2009 under lease term expiring on January 2014; (4) HuaGuang, with 45 square meters and paid total rent of $3,414 for year 2009 under lease term expiring Jan 2014; and  (5) Arable GZ, with 52 square meters and paid total rent of $599 for year 2009.  The Company also leased nine staff quarters with total area of 970 square meters and paid total rent of $72,352 for year 2009 under various lease terms expiring through July 2010 to December 2011.

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

ITEM 4. Reserved

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

Quarter Ended                       Low      High

03/31/08                                   0.18      0.18
06/30/08                                   0.07      0.09
09/30/08                                   0.12      0.12
12/31/08                                   0.045    0.045
03/31/09                                   0.02      0.02
06/30/09                                   0.025    0.02
09/30/09                                   0.04      0.04
12/31/09                                   0.045    0.06

The above stock prices reflect a 100 for 1 reverse split in 2005.

(b) The approximate number of holders of record of the Company's Common Stock was 111 in certificate form and over 1,732 shareholders deposit their shares with the clearing house according to the NOBO list provided by Broadridge Financial Solutions, Inc as of March 10, 2010.

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

Unregistered Sales of Equity Securities

During the quarter ended December 31, 2009, the Company did not issue any shares.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.  Selected Financial Data

Not applicable.

ITEM 7.  Management’s Discussion and Analysis

This discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and related notes thereto included in Part II, Item 7 of this Report. All amounts are expressed in U.S. dollars.  Please also refer to our forward-looking statement.

Overview

During 2009, the Company reported revenue of $9,525,141 (2008: $7,290,344), an increase of 31% as compared with last year, and a net income of $2,210,139 (2008 loss: $13,375,575).

The Company has completed the DTV migration program in Nanhai. The Company will focus its resources toward developing VAS and DTV middleware to facilitate the future growth of the subscription income.

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

Principles of consolidation

The accompanying 2009 and 2008 consolidated financial statements include the financial statements of CDMC and its 100% owned subsidiaries CDHL, AGL and its Nanhai Branch, Maxcomm, Arable, Arable GZ, M-Rider and Digimedia Shenzhen, and its 100% variable interest entity in HuaGuang.

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

Government grant

The local government of Nanhai City also approved a grant of Rmb10,000,000 each year for five years commencing in 2004 to finance the purchase of STBs and smart cards for sale and lease to subscribers. The grant is recognized as revenue on a straight line basis.  As of December 31, 2009 and 2008, the Company did not receive any government grant.  The government grant for 2008 and 2009 may not be received in the future owing to the upward price adjustment of DTV subscription fee income in mid-2008, which is considered as a replacement of the government grant.

Advertising sales

The Company acts as an advertising agent for certain television channels by selling advertising air time spaces to customers.  The Company's advertising services revenue is derived from billings that are earned when the advertisements are placed and revenue is recognized as the media placements appear. Deferred revenues are recognized as a liability when billings are received in advance of the date before revenues are earned.

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

Financial review of the Company for the year 2009:

Selected financial data	Year Ended December 31

	2009	2008

Net sales	$9,525,141	$7,290,344

Net income (loss)	2,210,139	(13,375,575)

Net income (loss) per share –basic (two classes method)	0.05	(0.30)

Net income (loss) per share -fully diluted (two classes method)	0.04	(0.30)

Weighted average shares outstanding – basic	42,706,363	42,595,450

Weighted average shares outstanding - fully diluted	63,005,030	42,595,450

Total assets	25,711 ,723	17,535,847

Working Capital (Deficit)	(9,905,650)	(7,805,558)

Stockholders' equity	6,360,096	4,372,380

No dividends have been declared or paid for any of the periods presented

CONSOLIDATED RESULTS OF OPERATIONS

Statements of Operations Items:

Sales

Sales for the fiscal year ended December 31, 2009 were $9,525,141 as compared to $7,290,344 for the fiscal year ended December 31, 2008, an increase of $2,234,797 or 31%.   The increase in sales was due to the increase in the revenue from the DTV basic subscription fee income as a result of the upward adjustment of the basic subscription fee from Nanhai DTV subscribers effective from June 1, 2008.  The expediting DTV migration progress during the year has also highly contributed to the growth in the subscription fee income as a result of the increase in number of DTV subscribers.  In addition, the increase in the sales of additional STB because of the migration activity is another major reason for such increase in income.

The total number of DTV subscribers increased by 132,627 to 431,626 by the end of 2009 from end of 2008.  Sale of additional STB in 2009 was increased by 17,854 to 30,770, an increase of 72% from last year.  The number of additional STB subscribers increased from 48,991 to 74,182 representing 17% of total DTV subscribers in Nanhai.  The number of value added package subscriptions decreased by 4,155 to 7,262 in 2009.

Gross Margin

Due to the increase in depreciation charge of STB for the year, gross profit margin decreased from 30% in 2008 to 28% in 2009. Gross profit amount increased by $536,969 from last year due to increased basic subscription fee revenues during 2009.

Expenses

Selling, general, administrative and depreciation and amortization expenses for the fiscal year ended December 31, 2009 increased by $710,192 or 32% to $2,909,446, in comparison with the last fiscal year ended December 31, 2008.  The increase is mainly due to the increase in selling expenses as a result of increased sales activities for the additional STB sales and the larger payroll to cope with the migration process.    The provision for doubtful debts decreased to nil whereas the amount for the year ended December 31, 2008 is $7.8 million.  The Company entered into an agreement with Network Company at the end of 2007 for amortizing a major portion of the receivable amount of $7,781,997 due from Nanhai Network Company over 15 years against its share of increased portion of DTV subscription fee out of the upward adjustment effective during the mid of year 2008.  Owing to the latest global financial turmoil which has a drastic adverse impact on the economy of China, the Company considered that it may result in a drop in DTV subscription fee and a drop in the income of the Nanhai Network Company.  This in turn increased the uncertainty of the recoverability of such long term receivable.  The Company considered that a full doubtful debt provision which amounted to $7,847,084 was necessary as of the year end of 2008.  As the global financial and economic environment has improved and become stable, no further provision is considered necessary for the year.

No further impairment of goodwill incurred for the year ended December 31, 2009, this amount has decreased to nil from the amount of $4 million incurred last year due to the impairment of goodwill generated from the acquisition of Maxcomm during 2008.

Reclassifications have been made to the comparative figures for the year ended December 31, 2008 showing the amortization of convertible debt discount under other expenses where it was shown under operating expenses in the last report.  Also, impairment of goodwill has been separately shown under operating expenses where the comparative figure of this item for the year ended 2008 was included in other expenses in the last report.

Other income was increased by $0.5 million to $689,533 from last year.  The increase is mainly due to the increased settlement of account receivable – long term portion from Network Company which was fully reserved.   The monthly settlement started in June 2008 where there were twelve monthly settlements in 2009.

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), “ Accounting for Income Taxes.” A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carry forwards.  There was a reversal of income tax provision of $2.3 million in the year of 2009 as a result of the tax holiday enjoyed by AGL for years of 2008 and 2009.  During the year, AGL was qualified for the Software Enterprise Certification in China where AGL is entitled to the two-year income tax exemption and following three-year income tax reduction upon the confirmation from the local tax bureau.

Net Income

The Company had net income of $2,210,139 (2008 loss: $13,375,575) or $0.05 gain per common share for the year ended December 31, 2009, an increase of net income $14,595,833 as compared with last year. The increase in net income was mainly due to the reversal of income tax provision of $2.3 million, the decrease in doubtful debt provision of $7.8 million, and the decrease in impairment of goodwill of $4 million from last year.

Balance Sheet Items:

Current Assets

Current Assets of the Company decreased by $4.3 million to $7.3 million as at December 31, 2009. As the Company had obtained a bank credit facility of $2.2 million from a commercial bank in China, the Company had maintained a cash balance of $1.6 million as of December 31, 2009, an increase of $1.2 million from December 31, 2008. The cash deposit placed in fixed deposit account under Restricted Cash balance for securing the credit facility was $2.0 million as of December 31, 2009.  Accounts Receivable increased by $0.4 million to $1.4 million in 2009 as a result of higher DTV subscription fee income receivable every month compared to that in the year 2008 as the number of digital TV subscribers increased.  Deferred tax asset was increased by $1.0 million to $1.1 million as of December 31, 2009 as a result of the value added tax credit allowed for deduction but not utilized from the STB purchased for migration purpose during the year 2009 in accordance with the new value added tax law in China effective at the beginning of 2009.

Property and Equipment, Net

The net increase in property and equipment of the Company of $3.9 million in 2009 mainly represented purchase of STB for migration purpose in 2009 where these migrated STB are classified as fixed asset.

Current Liabilities

Current Liabilities of the Company have increased by $6.4 million to $17.2 million as at December 31, 2009. The increase was mainly attributable to the classification of convertible debenture classified as long term liability last year, the bills payable as a result of the credit facility obtained during the year, and the increase in account payable to the STB supplier as a result of larger quantity of STB purchased during the year for completing the migration process.

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

Liquidity and Capital Resources

On December 31, 2009, the Company had cash and restricted cash of $3,600,583 and a working capital deficit of $9,905,650.  This compares with cash of $436,062 and a working capital deficit of $7,805,558 at December 31, 2008.

Operating activities had a net surplus of cash in the amount of $8,412,747 during the year, reflecting an excess of revenues over operating expenditures.

Net cash used in investing activities for the fiscal year ended December 31, 2009 was $8,607,785 as compared with net cash used in investing activities of $4,114,665 for the fiscal year ended December 31, 2008. The increase in net cash used in investing activities was due to the increase in purchases of STBs for migration purpose.

Net cash provided by financing activities for the fiscal year ended December 31, 2009 was $3,565,850. The majority of net cash  provided by financing activities was from the bills drawn out of the bank credit facility to pay our STB supplier.

We continued to receive cash from Nanhai Network Company according to the project schedule and DTV migration plan. The Company's investment in STBs and smart cards remained the substantial accounts payable at the year end of 2009. For further business expansion and acquisition, the Company is considering various financing methods for funding, although there is no assurance that the Company will be able to raise additional funding on favorable terms, if at all.

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

The Company issued a total of $3.1 million in convertible debentures in November and December 2007, which debentures already matured in May 2008.  Due to the Company’s current financial situation with most of the Company’s cash being utilized to make the upfront investment for the Migration, the Company does have enough cash to repay the debentures.  The Company had negotiated with certain of the debenture holders to refinance or otherwise satisfy the debentures.  As of the date of this report, the Company had entered into an extension agreement with three major debenture holders holding $2,564,250 in principal amount of debenture to extend the maturity date to June and December 2010.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 8. Financial Statements

CHINA DIGITAL MEDIA CORPORATION
AND SUBSIDIARIES

 BONGIOVANNI & ASSOCIATES, CPA's
19720 Jetton Road, 3rd Floor
Cornelius, NC 28031

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

China Digital Media Corporation

We have audited the accompanying consolidated balance sheets of China Digital Media Corporation and subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the years ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Digital Media Corporation and subsidiaries as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 21 to the consolidated financial statements, the Company had an accumulated deficit of $12,136,140 and a working capital deficiency of $9,905,650 at December 31, 2009. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 21. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BONGIOVANNI & ASSOCIATES, CPA's
BONGIOVANNI & ASSOCIATES, CPA's

Certified Public Accountants

Cornelius, N.C.

Date:  March 11, 2010

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31, 2009	December 31, 2008
	(Audited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$1,639,971	$436,062
Restricted cash	1,960,612	-
Accounts receivable, net of allowances	1,449,800	1,078,228
Inventories, net	658,734	1,247,781
Other receivables and prepaid expenses	308,519	194,386
Due from a related company	238,016	-
Deferred tax asset	1,064,552	52,820
Total Current Assets	7,320,204	3,009,277

INTANGIBLE ASSETS, NET of impairment of $3,996,595	324,330	324,329
PROPERTY AND EQUIPMENT, NET	18,067,189	14,202,241
TOTAL ASSETS	$25,711,723	$17,535,847

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Convertible debentures, net of discount	$2,864,250	$950,000
Bank loans	4,149,135	-
Accounts payable	7,505,024	5,178,216
Other payables and accrued liabilities	1,413,979	923,980
Due to directors	180,157	285,642
Due to a stockholder	9,270	396,331
Due to related companies	464,566	454,555
Business and other tax payable	19,015	23,099
Income tax payable	620,458	2,603,012
Total Current Liabilities	17,225,854	10,814,835

LONG TERM LIABILITIES
Convertible debentures, net of discount	-	2,015,000
Accounts payable	2,125,773	333,632
Total Long Term Liabilities	2,125,773	2,348,632

COMMITMENTS AND CONTINGENCIES	-	-

MINORITY INTERESTS	-	-

STOCKHOLDERS' EQUITY
Series A convertible preferred stock ($0.001 par value, 40,000,000 shares authorized,1,875,000 shares issued and outstanding as of
December 31, 2009 and December 31, 2008)	1,875	1,875
Common stock ($0.001 par value, 500,000,000 shares authorized,
42,706,363 shares issued and outstanding as of December 31, 2009
and December 31, 2008)	42,706	42,706
Additional paid-in capital	14,984,021	14,984,021
Retained earnings
Unappropriated	(12,136,140)	(14,346,279)
Appropriated	1,521,997	1,521,997
Accumulated other comprehensive income	1,945,637	2,168,060
Total Stockholders' Equity	6,360,096	4,372,380

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$25,711,723	$17,535,847

The accompanying notes are an integral part of these consolidated financial statements.

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (AUDITED)
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008

NET SALES
Revenue from digitalization of television signals	$9,123,942	$6,855,420
Revenue from television advertising	334,379	392,296
Revenue from software development	66,820	42,628
	9,525,141	7,290,344
COST OF SALES
Cost of Sales - digitalization of television signals	(1,850,206)	(891,836)
Depreciation - digitalization of television signals	(4,645,955)	(3,952,496)
Cost of Sales - television advertising	(317,418)	(271,419)
	(6,813,579)	(5,115,751)
GROSS PROFIT	2,711,562	2,174,593

OPERATING EXPENSES
Selling, general and administrative expenses	(2,909,446)	(2,199,254)
Provision for doubtful debts	-	(7,847,084)
Impairment of goodwill	-	(3,996,946)
Depreciation and amortization	(80,749)	(82,959)
Total Operating Expenses	(2,990,195)	(14,126,243)

LOSS FROM OPERATIONS	(278,633)	(11,951,650)

OTHER INCOME (EXPENSES)
Amortization of convertible debt discount	-	(752,369)
Interest income	2,423	2,808
Other income	689,533	207,863
Interest expense	(366,336)	(279,000)
Interest paid to related companies and directors	(22,792)	(30,091)
Other expenses	(17,819)	(52,095)
Total Other Income (Expenses) , net	285,009	(902,884)

NET INCOME (LOSS) BEFORE TAX	6,376	(12,854,534)

Income tax income (expense)	2,203,763	(521,041)
NET INCOME (LOSS)	2,210,139	(13,375,575)

OTHER COMPREHENSIVE INCOME
Foreign currency translation (loss) income	(222,423)	767,458

COMPREHENSIVE INCOME (LOSS)	$1,987,716	$(12,608,117)

Net income (loss) per share - basic - two classes method	$0.05	$(0.30)

Net income (loss) per share - diluted	$0.04	$(0.30)

Weighted average number of shares outstanding during the period - basic	42,706,363	42,595,450

Weighted average number of shares outstanding during the period - diluted	63,005,030	42,595,450

The accompanying notes are an integral part of these consolidated financial statements.

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2009 AND 2008

					Restated		Restated
					(Note 2)		(Note 2)
	Series A Convertible				Additional	Deferred	Unappropriated	Appropriated	Accumulated other
	Preferred Stock		Common Stock		paid-in	stock	retained	retained	comprehensive		Comprehensive
	Shares	Amount	Shares	Amount	capital	compensation	earnings	earnings	loss	Total	(Loss) Income

Balance at December 31, 2007	1,875,000	1,875	42,117,057	42,117	14,836,639	(21,200)	(970,704)	1,521,997	1,400,602	16,811,326

Amortisation on stock compensation	-	-	-	-	-	21,200	-	-	-	21,200
Transferred to statutory surplus reserve	-	-	-	-	-	-	-	-	-	-
Stock issued for converted debenture interest	-	-	589,306	589	147,382	-	-	-	-	147,971
Net loss for the year	-	-	-	-	-	-	(13,375,575)	-	-	(13,375,575)
Foreign currency translation gain	-	-	-	-	-	-	-	-	767,458	767,458
Comprehensive income	-	-	-	-	-	-	-	-	-	-	(12,608,117)

Balance at December 31, 2008	1,875,000	$1,875	42,706,363	$42,706	$14,984,021	$0	$(14,346,279)	$1,521,997	$2,168,060	$4,372,380

Amortisation on stock compensation	-	-	-	-	-	-	-	-	-	-
Transferred to statutory surplus reserve	-	-	-	-	-	-	-	-	-	-
Stock issued for converted debenture interest	-	-	-	-	-	-	-	-	-	-
Net income for the period	-	-	-	-	-	-	2,210,139	-	-	2,210,139
Foreign currency translation gain	-	-	-	-	-	-	-	-	(222,423)	(222,423)
Comprehensive income	-	-	-	-	-	-	-	-	-	-	1,987,716

Balance at December 31, 2009	1,875,000	$1,875	42,706,363	$42,706	$14,984,021	$0	$(12,136,140)	$1,521,997	$1,945,637	$6,360,096

The accompanying notes are an integral part of these consolidated financial statements

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2009 and 2008
(AUDITED)

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Total net income (loss)	$2,210,139	$(13,375,575)
Adjusted to reconcile net income (loss) to cash provided by operating activities:
Depreciation-cost of sales	4,645,955	3,952,496
Depreciation and amortization	80,749	82,959
Provision for doubtful debts	-	7,847,084
Amortization of convertible debt discount	-	752,369
Impairment loss of goodwill	-	3,996,946
Amortization on stock compensation	-	21,200
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(371,572)	707,878
Other receivables and prepaid expenses	(1,125,865)	253,023
Due from a related company	(238,016)	-
Inventories	589,047	(466,220)
Deferred tax asset	-	123,982
Other assets	-	124,471
Increase (decrease) in:
Accounts payable	4,118,949	(216,980)
Other payables and accrued liabilities	489,999	364,019
Business tax payable	(4,084)	(134,547)
Value added taxes payable	-	45,530
Income tax payable	(1,982,554)	520,663
Net cash provided by operating activities	8,412,747	4,599,298

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(8,607,785)	(4,114,665)
Net cash used in investing activities	(8,607,785)	(4,114,665)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related companies	10,011	(276,276)
Convertible debentures redeemed	(100,750)	-
Bank loans drawn down	4,149,135	-
Due to a stockholder	(387,061)	11,750
Due to directors	(105,485)	44,403
Net cash provided by/(used in) financing activities	3,565,850	(220,123)

EFFECT OF EXCHANGE RATE ON CASH	(206,291)	(162,858)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,164,521	101,652

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	436,062	334,410

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,600,583	$436,062

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$464,476	$30,253
Cash paid for income tax	$-	$-

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

China Digital Media Corporation (“CDMC”) (previously Hair Max International, Inc.) was incorporated in the State of Nevada on August 13, 1987.

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

The accompanying 2009 and 2008 consolidated financial statements include the financial statements of CDMC and its 100% owned subsidiaries CDHL, AGL and its Nanhai Branch, Maxcomm, Arable, Arable GZ, M-Rider, and its 100% variable interest entity in HuaGuang.

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

For purpose of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with a bank with a maturity of less than three months except for Restricted Cash which represents the security deposits with a maturity of six months for the bank loans.

(F)	Accounts receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on managements’ assessment of the credit history with the customer and current relationships with them.

As of December 31, 2009 and 2008, the Company considers all its accounts receivable to be collectible after provision for doubtful accounts made in the financial statements.

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

Depreciation of STB

As required by SAB11:B, depreciation and amortization for property and equipment directly attributed to the generation of revenue was classified under “Cost of Sales”. Accordingly, depreciation of STB and smart cards of the Company in 2008 for the amount of $4,645,955 was included in “Cost of Sales”.

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

The Company accounts for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 142 and 144”).  In accordance with SFAS No. 142 and 144, long-lived assets held and used by the Company are reviewed for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The management reviewed for impairment on the goodwill for acquisition of Maxcomm of $3,996,595 was recognized for the year ended December 31, 2008 and 2009.  The Company believes that no impairment of other long-lived assets including property and equipment exist at December 31, 2009.

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

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow or market risks. However, certain other financial instruments, such as  warrants or options to acquire common stock and the embedded conversion features of debt that are indexed to the Company’s common stock, are classified as liabilities when either (a) the holder possesses rights to net – cash settlement or (b) physical or net share settlement is not within the control of the Company. In such instances, net – cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net – cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. These derivative financial instruments are indexed to an aggregate of 6,888,888 shares of the Company’s common stock as of December 31, 2009 and are carried at fair value of $2,864,250.

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

As of December 31, 2009 and 2008, the Company did not receive any of government grant.

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

Research and development costs related to both present and future products are expenses as incurred. Total expenditures on research and development charged to general and administrative expenses for the years ended December 31, 2009 and 2008 were $505,456 and $18,469, respectively.

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

CDMC, Arable and CDHL maintain their accounting records in their functional currencies of US$ and Hong Kong Dollars (“HK$”) respectively, whereas AGL, M-Rider, HuaGuang, and Arable GZ maintain their accounting records in their functional currency of RMB.

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

The financial statements of the subsidiaries (whose functional currency is HK$ or RMB) are translated into US$ using the closing rate method.  The balance sheet items are translated into US$ using the exchange rates at the respective balance sheet dates.  The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year.  All exchange differences are recorded within equity. Translation loss and gain for the years ended December 31, 2009 and 2008 were $222,887 and $767,458 respectively.

(R)	Comprehensive income (loss)

The foreign currency translation gain or loss resulting from translation of the financial statements expressed in HK$ and RMB to US$ is reported as other comprehensive income in the statements of operations and stockholders’ equity. Other comprehensive loss and income for the years ended December 31, 2009 and 2008 were $222,423 and $767,458 respectively.

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

Certain 2008 balances have been reclassified to conform to the 2009 presentation.

(V)	Recent accounting pronouncement

In October 2008, the Financial Accounting Standards Board ("FASB") issued FSP SFAS No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active" (FSP SFAS 157-3), which clarifies the application of SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), in an inactive market and provides an example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued.  The adoption of this standard did not have any impact on the Company's results of operations, cash flows or financial positions for the year ended December 31, 2009.

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

2.	INTANGIBLE ASSETS

Intangible assets at of December 31, 2009 and 2008 consisted of the following:

	2009	2008

Goodwill recognized upon acquisitions of subsidiaries	$4,320,924	$4,320,924
Impairment loss	(3,996,946)	(3,996,946)
	$324,329	$324,329

3. RESTRICTED CASH

Restricted cash at December 31, 2009 and 2008 consisted of the following.

	2009	2008

Zhangjiang Commercial Bank	$1,960,612	$-

The Company obtained a one year renewable bank credit facility for bank loan of RMB15 million from Zhangjiang Commercial Bank during the year which is secured by the account receivable from Network Company and overall 60% cash deposit on the bank.   Such cash deposit is restricted to be withdrawn until any loan from the bank is fully repaid.  Such deposit is at a 6-month renewable term which expires in May 2010.

3.	ACCOUNTS RECEIVABLE, NET

Accounts receivable at December 31, 2009 and 2008 consisted of the following:

	2009	2008

Accounts receivable, current portion	$1,449,800	$1,078,228
Amount recoverable beyond 12 months classified as non-current assets	7,436,397	7,970,844
Less: allowance for doubtful accounts	(7,436,397)	(7,970,844)
Amount recoverable beyond 12 months classified as non-current assets (net)	-	-

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

At the year end of 2008, the global financial and economic environment was suffering a serious downturn which projected an unstable future for the market as a whole.  The Company considered the collectability of the non-current portion uncertain.  A full provision was made for such amount at the year of of 2008 accordingly. Since the Company received $534,447 from the Network Company for settling the non-current portion in 2009, the balance of non-current receivable and the allowance for doubtful accounts were both reduced by such amount.

The Company considered all accounts receivable collectable after $7,436,397 and $7,970,844 were provided for doubtful accounts for the years ended December 31, 2009 and 2008, respectively.

4.	INVENTORIES, NET

Inventories at December 31, 2009 and 2008 consisted of the following:

	2009	2008

Finished goods	$658,734	$1,247,781
Less: provision of obsolescence	--	--
Inventories, net	$658,734	$1,247,781

For both of the years ended December 31, 2009 and 2008, the Company has not recorded a provision for obsolete inventories.

 CHINA DIGITAL MEDIA CORPORATION
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(continued)

5.	OTHER RECEIVABLES AND PREPAID EXPENSES

Other receivables and prepaid expenses at December 31, 2009 and 2008 consisted of the following:

	2009	2008

Deposit paid for the sole advertising agency	$43,878	$46,588
Advances to staff	19,360	52,134
Prepayments	193,720	57,945
Utility deposits	51,560	37,719
	$308,517	$194,386

6.   PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment at December 31:

	2009	2008

STB and smart cards provided to subscribers	$34,242,507	$25,607,750
Motor vehicles	147,152	118,670
Furniture and office equipment	1,031,759	1,050,783
	35,421,418	26,777,203
Less: accumulated depreciation	17,354,229	12,574,962
Property and equipment, net	$18,067,189	$14,202,241

Depreciation expense for the years ended December 31, 2009 and 2008 were $4,726,704 and $4,035,455 respectively.

7.  DUE FROM A RELATED COMPANY

The amount due from a related company was at $238,016 as of year ended December 31, 2009 (2008: nil) which represents the contract fee advanced to a related company for the design of content for the advertising customer of M-Rider for the one year contract.  The total contract fee paid to this related company was $294,187 which is to be amortised by one year corresponding to the same basis of the revenue received in advance from the customer.

8.   DEFERRED TAX ASSET

The deferred tax asset was at $1,064,552 as of year ended December 31, 2009 (2008: 52,820) which represents the value added tax credit not utilized at year end as a result of large quantity of STB purchased during the year as a result of the new tax rule in China for allowing the value added tax credit from capital expenditure to be offset against the value added tax liability incurred from sales revenue.  Such tax credit is to be carried forward to offsetting future value added tax payable out of the sales of STB.

9.	CONVERTIBLE DEBENTURES

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

As a result of the above, during 2009, the Company has issued the following convertible debentures;

On November 17, 2006 to a financial institution for $ 2,150,000

On November 17, 2006 to a financial institution for $ 200,000

On November 17, 2006 to a financial institution for $ 500,000

On November 17, 2006 to an individual investor for $ 150,000

On December 13, 2006 to an individual investor for $100,000

The above convertible debentures were issued pursuant to the private equity financing as described above where the Company sold a total 31 units of securities. Each unit consists of (i) an eighteen-month 4% interest bearing convertible debenture in the principal amount of $100,000, convertible at $0.45 per share, (ii) a six-year Class A warrant to purchase 222,222 shares of the Company’s common stock, par value $0.001 per share at an exercise price of $0.80 per share, a (iii) six-year Class B warrant to purchase 222,222 shares of the Company’s common stock at an exercise price of $1.20 per share, and (iv) a six-year Class C warrant to purchase 111,111 shares of the Company’s common stock at an exercise price of $2.25 per share. The securities issuable upon conversion of the debenture and exercise of the warrants are eligible for certain registration rights.  In December 2007, debenture amounted to $135,000 was converted to common stock by one of the debenture holders.  In December 2009, debenture amounted to $100,750 was redeemed from one of the debenture holders.

On December 08, 2008, March 24, 2009 and December 1, 2009, the Company entered into various extension agreements (the “Extension Agreement”) with three of the debenture holders in connection with the convertible debenture for the amount of $2,665,000 because the Company did not have sufficient fund to repay the debenture due. One of the Extension Agreement was filed with the Form 8-K on December 12, 2008.  The Company is also in contact with other debenture holders but has not agreed on any terms of extension up to the date of this report.

The following is a summary of convertible debentures as of December 31, 2009 and 2008:

	December 31,	December 31,
	2009	2008
	(Audited)	(Audited)

 $2,150,000 Convertible Debentures, net of $135,000 conversions, $100,750 redemption and unamortized discount of $0 as of December 31, 2009 and December 31, 2008 at 13% interest per annum for the first quarter and at 10% interest per annum due each quarter end in 2009, 2010 and expired at June 30, 2010.

	$1,914,250	$2,015,000

  $500,000 Convertible Debentures, net of unamortized discount of $0 as of December 31, 2009 and December 31, 2008 at 13% interest per annum for the year 2009 due at the end of 2009, and at 14% interest per annum for the year 2010 due at the end of 2010 upon maturity.

	500,000	500,000

$200,000 Convertible Debentures, net of unamortized discount of $0 as of December 31, 2009 and December 31, 2008 respecitively at 4% interest per annum due May 2008, in default
	200,000	200,000

$150,000 Convertible Debentures, net of unamortized discount of $0 as of December 31, 2009 and December 31, 2008 respecitively
	150,000	150,000

$100,000 Convertible Debentures, net of unamortized discount of $0 as of December 31, 2009 and December 31, 2008 at 4% interest per annum due June 2008, in default
	100,000	100,000

	$2,864,250	$2,965,000

CHINA DIGITAL MEDIA CORPORATION
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(continued)

10.    BANK LOANS

Bank loans owing to Zhangjiang Commercial Bank of Guangzhou at December 31, 2009 and 2008 consists of the following.

			Interest
Company	Principals	Maturity date	Rate p.a. (%)	Security deposit

AGL	$438,289	February 13, 2010	2.88	$131,487
AGL	511,337	February 28, 2010	2.88	153,401
AGL	949,626	April 15, 2010	2.88	284,888
AGL	1,227,209	June 6, 2010	3.024	368,163
Subtotal	$3,126,461			$937,938

Arable GZ	$511,337	May 9, 2010	2.88	$511,337
Arable GZ	511,337	May 11, 2010	2.88	511,337
Subtotal	$1,022,674			$1,022,674

Total	$4,149,135			$1,960,612

The Company obtained a one year renewable credit facility from a local bank of $2.2 million during the year which is secured over the account receivable from Network Company and an overall 60% security deposit with the bank.  The loan is drawn against the bank in a form of 6-month bill payable to the STB supplier.  The supplier has the option to collect the cash from the bank after six months or to cash the bill immediately by discounting the bill to the bank.  The Company bears the discounting interest expense of the discounted bill.

11.	ACCOUNTS PAYABLE

Accounts payable at December 31, 2009 and 2008 consists of the following.

	2009	2008

Accounts payable	$9,630,797	$5,511,848
Less: current portion	7,505,024	5,178,216
Long term liabilities payable from January to December 2011	$2,125,773	$333,632

During 2007, the Company entered into an agreement with one of its major suppliers to extended the payment of its purchases over 24 equal monthly installments. The amounts owed to this supplier payable beyond one year as of December 31, 2009 are classified as long-term liabilities.

12.	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities at December 31, 2009 and 2008 consist of the following:

	2009	2008

Other payables	$700,869	$409,103
Deposits received from customers	173,423	133,072
Accrued liabilities	539,687	381,805
	$1,413,979	$923,980

13.	INCOME TAX

a)	CDMC was incorporated in the United States and has incurred net operating loss for income tax purposes for 2009 and 2008.

CDHL, Maxcomm, and Arable are incorporated in Hong Kong and are subject to Hong Kong profits tax. No provision for Hong Kong profits tax has been made since all of these entities incurred a loss during 2009 and 2008.

AGL was incorporated in the PRC and is subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate has been 25%.  Since AGL was granted the Software Enterprise Certification in 2008 and was approved for a tax holiday of 5 years at the end of 2009 with full income tax exemption in the first two years and reduced tax rate in the following three years starting 2008.  The reduced tax rate starting from 2010 is 15%.

M-Rider, HuaGuang, and Arable GZ were incorporated in the PRC and are subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate has been 25%. No tax benefit is expected from the tax credits in the future. The income tax expenses for 2009 and 2008 are summarized as follows:

PRC Income Tax	2009	2008

Current	$--	$--
Deferred	--	--
	$--	$--)

(b)   As of December 31, 2009, CDMC had loss carried forward of approximately $5,630,414 for U.S. income tax purposes available for offset against future taxable U.S. income expiring in 2028.

      As of December 31, 2009, CDHL has Hong Kong tax loss carry forwards of approximately $559,283. Currently, the Hong Kong tax losses can be carried forward indefinitely.

     As of December 31, 2009, Arable has Hong Kong tax loss carry forwards of approximately $961,041. Currently, the Hong Kong tax losses can be carried forward indefinitely.

     As of December 31, 2009, all the PRC companies have tax loss carry forwards of approximately $2,245,969 which is not expected to be utilized in near future.

CHINA DIGITAL MEDIA CORPORATION
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(continued)

c)	The reconciliation of income taxes computed at the statutory income tax rates to total income taxes for the years ended December 31, 2009 and 2008 is as follows:

		2009	2008

CDMC
	Income tax computed at the federal statutory rate	34%	34%
	State income taxes, net of federal tax benefit	5%	5%
	Valuation allowance	39%	39%

CDHL
	Income tax computed at applicable tax rate	16.5%	16.5%
	Valuation allowance	(16.5%)	(16.5%)

Arable
	Income tax computed at applicable tax rate	16.5%	16.5%
	Valuation allowance	(16.5%)	(16.5%)

AGL
	Income tax computed at applicable tax rate	0%	0%
	Valuation allowance	0%	(0%)

M-Rider
	Income tax computed at applicable tax rate	25%	25%
	Valuation allowance	(25%)	(25%)

HuaGuang
	Income tax computed at applicable tax rate	25%	25%
	Valuation allowance	(25%)	(25%)

14.	NET INCOME PER SHARE

Income and loss per share on a diluted basis were $0.04 and $0.30 for the fiscal years ended December 31, 2009 and 2008 respectively.  As of December 31, 2009, the Company has outstanding:

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

In accordance with paragraph 40 and 41 of SFAS 128 and EITF 03-6, basic and diluted earnings per share on a two class method for the fiscal year ended December 31, 2009 and 2008 were calculated as follows:

	2009	2008

Net Income (Loss)	$2,210,139	$(13,375,575)

Basic - 2 classes method
Income (Loss) available to common stockholders	$2,210,139	$(13,375,575)

Weighted-average common stock outstanding	42,706,363	42,595,450

Basic earnings per share - Common Stock	$0.05	$(0.30)

Diluted
Income (Loss) available to common stockholders	$2,210,139	$(13,375,575)

Diluted weighted-average common stock outstanding	63,005,030	42,595,450

Diluted earnings per share	$0.04	$(0.30)

Warrants to purchase 6,588,882 shares of common stock at $0.80 per share, 6,888,882 shares of common stock at $1.20 per share and 3,444,441 shares of common stock at $2.25 per share were outstanding as of December 31, 2009 but were not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the market price of the common shares. The warrants, which expire in November, 2012, were still outstanding on December 31, 2009.

CHINA DIGITAL MEDIA CORPORATION
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(continued)

15.	SEGMENTS

The Company operates in five reportable segments; digitalization of television signals, software development, television advertising, investments in television series and other. The accounting policies of the segments are the same as described in the summary of significant accounting policies.  The Company evaluates segment performance based on income from operations.  All inter-company transactions between segments have been eliminated.  As a result, the components of operating income for one segment may not be comparable to another segment.  The following is a summary of the Company’s segment information for the years ended December 31, 2009 and 2008:

	Digitalization			Investments
	of Television	Television	Software	in Television
	Signals	Advertising	Development	Series	Total
2009
Revenues	$9,123,942	$334,379	$66,820	$-	$9,525,141
Gross profit	2,627,781	16,961	66,820	-	2,711,562
Net Income (loss)	3,240,773	(38,217)	(159,603)	(12,730)	3,030,223
Total assets	21,426,360	827,466	3,352,588	105,309	25,711,723
Capital expenditure	8,573,306	1,879	32,146	454	8,607,785
Depreciation and amortization	$4,697,399	$-	$29,022	$283	$4,726,704

2008
Revenues	$6,855,420	$392,296	$42,628	$-	$7,290,344
Gross profit	2,011,087	120,878	42,628	-	2,174,593
Net loss	(7,924,314)	(9,338)	(128,033)	(17,525)	(8,079,210)
Total assets	16,615,629	476,417	337,671	106,130	17,535,847
Capital expenditure	3,824,376	12,020	156,926	121,343	4,114,665
Depreciation and amortization	$4,005,096	$-	$23,228	$7,131	$4,035,455

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	2009	2008

Total net income (loss) for reportable segments	$3,030,223	$(8,079,210)
Unallocated amounts relating to corporate operations
Impairment of goodwill	-	3,996,946
Interest expenses	319,239	277,305
Amortization of convertible debt discount	-	752,369
Interest paid to related companies and directors	22,792	30,091
Administration expenses	406,658	190,289
Professional fees	53,576	32,578
Others	17,819	16,787

Total net income (loss)	$2,210,139	$(13,375,575)

16.	STOCKHOLDERS’ EQUITY

(A)  Stock issuances

During the year, the Company did not issue any stock.

(B)  Appropriated retained earnings

The Company’s PRC subsidiaries are required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on the after-tax net income determined in accordance with the laws and regulations of the PRC.  Prior to January 1, 2006 the appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the laws and regulations of the PRC until the reserve is equal to 50% of the entities’ registered capital.  Appropriations to the statutory public welfare fund are at 5% to 10% of the after tax net income determined by the Board of Directors.  The Company is to contribute to one statutory reserve fund at 1% percent of net income after tax per annum, such contributions not to exceed 50 percent of the respective companies’ registered capital.

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

During 2009 and 2008, the Company appropriated $57,930 and $0 respectively to the reserves funds based on its net income in accordance with the laws and regulations of the PRC.

(C)  Contributed capital

During 2009, no restricted capital was being contributed.

17.	RELATED PARTY TRANSACTIONS

As of December 31, 2009 and 2008, the Company owed to two directors $180,194 and $298,544 respectively for short-term advances. Interest is charged at 6% per annum on the amount owed.  During the year, the Company repaid $105,789 to one of the director for his loan to the Company in 2008 with an original amount of $131,574.

As of December 31, 2009 and 2008, the Company owed to related companies $157,456 and $454,555 respectively for short-term unsecured advances made. Interest is charged at 6% per annum on the amount owed.

As of December 31, 2009 and 2008, the Company owed to a stockholder $9,270 and $387,062 respectively for short-term unsecured advances made. Interest is charged at 6% per annum on the amount owed.  During the year, the Company obtained a third party loan to repay this stockholder for $377,792.

The Company entered into an advertising service contract with a related company for a total fee $294,187 paid in advance for the design of content for the advertising customer of M-Rider for the one year term.  The balance due from this related company is $238,280 as at December 31, 2009.

18.	COMMITMENTS

(A)	Employee benefits

The full time employees of the Company in China are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provision and contributions made for such employee benefits was $108,552 and $90,746 for the years ended December 31, 2009 and 2008, respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

The Company also operates a Mandatory Provident Fund plan (“the plan”) which is available to all employees in Hong Kong.  Both the Company and the employees are required to contribute 5% (subject to an aggregate amount of $256) per month of the employees’ relevant income.  Contributions from the Company are 100% vested in the employees as soon as they are paid to the plan.  Contributions to the plan are expensed as they become payable in accordance with the rules of the plan and amounted to $6,824 and $4,680 for the years ended December 31, 2009 and 2008 respectively. The assets of the plan are held separately from those of the Company and are managed by independent professional fund managers.

(B)	Operating leases commitments

The Company leases office spaces from third parties under four operating leases; one lease expires in September, 2012 , and three leases expire on Jan 8, 2014 for total monthly rentals of $11,120. The Company also leases spaces for warehouse from third party under operating lease which expires in December 31, 2011 for a total monthly rent of $4,093.  The Company also leases spaces for staff quarters from third parties under eight operating leases which expire from July to October, 2010 with total monthly rentals of $1,109.  Accordingly, for the years ended December 31, 2009 and 2008, the Company recognized rental expense for office spaces in the amount of $130,171 and $139,367, respectively

As of December 31, 2009, the Company has outstanding commitments with respect to the above non-cancelable operating leases, which are due as follows:

2010	$143,449
2011	141,869
2012	132,290
2013	91,916
Thereafter	96,512
$606,037

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

On May 24, 2005, Ziegler, Ziegler & Associates LLP and Scott Ziegler filed a Complaint against the Company in the United States District Court for the Southern District of New York for using their internet domain name to distribute the Company’s promotional information over the internet.  The Plaintiffs seek several types of damages in an amount not less than $1,250,000.  The Company’s counsel was instructed to vigorously defend the action as the emails in question were distributed by a party not hired nor associated with the Company.  Accordingly, no provision for this contingency has been made as of December 31, 2009.

20.	CONCENTRATIONS AND RISKS

During 2009 and 2008, 100% of the Company’s assets were located in China and 100% of the Company’s revenues were derived from customers in China.

The Company relied on two suppliers and purchases from those suppliers for the year ended December 31, 2009 and 2008 are as follows:

For the year ended	Supplier A	Supplier B

December 31, 2009	89%	8%
December 31, 2008	88%	11%

At December 31, 2009 and 2008, accounts payable to those two suppliers totaled $9,307,627 and $5,008,624 respectively.

21.	GOING CONCERN
As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $10,614,143 at December 31, 2009 that includes comprehensive income of $1,987,716 for the year ended December 31, 2009. The Company’s total current liabilities exceed its total current assets by $9,905,650. These factors raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern.  The Company is actively pursuing additional funding and potential merger or acquisition candidates and strategic partners, which would enhance stockholders’ investment.  Management believes that the above actions will allow the Company to continue operations through the next fiscal year

ITEM 9. Changes with and Disagreements With Accountants on Accounting And Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Controls. As of the end of the period covered by this annual report on Form 10-K, the Company evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by our President and Chief Executive Officer (“CEO”), Ng Chi Shing and Chief Financial Officer ("CFO"), Chung Lai Lok. In this section, the Company presents the conclusions of our CEO & CFO based on and as of the date of the Evaluation, (i) with respect to the effectiveness of our Disclosure Controls, and (ii) with respect to any change in our Internal Control that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Control.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, in accordance with Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of the Company’s management, including the CEO and CFO (the “Certifying Officers”), we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its assessment using these criteria, the Company’s management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2009.

This report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this report.

ITEM 9B.  Other Events

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Identification of Directors

The following information, as of December 31, 2009 is furnished with respect to each Director and Executive Officer:

Name of Director	Age	Date of Service	Position with Company

Ng Chi Shing	45	2004	President, Chief Executive Officer, Director
Chen Lu	40	2005	Director
Chen Juan	33	2005	Director
Chung Lai Lok	42	2007	Chief Financial Officer

All Directors serve for one-year terms.

All officers serve at the pleasure of the Board.

There are no arrangements or understandings pursuant to which any of them were elected as officers.

Mr. Ng Chi Shing is our President and Chief Executive Officer and Director.  Mr. Ng is the founder and CEO of Arcotect Digital Technology Limited.  Arcotect Digital Technology Limited was founded to capitalize on the numerous opportunities in China arising from the digitization of cable television services and the reform of state owned cable television enterprises.  Mr. Ng has extensive experience in Cable TV operations, Internet and information technology industry.  Over his 17 years experience in the industry, he has been Chairman, CEO and director of public companies in Hong Kong, such companies including DCP Holdings Ltd., Hong Kong Cable TV Ltd, the first cable TV operator in Hong Kong, Hong Kong Star Internet Ltd., the first Internet Service Provider in Hong Kong.  Mr. Ng is also the Chairman of Hong Kong Information Technology Federation and the founder member of Hong Kong Internet Service Providers Association.  Besides, Mr. Ng was elected as Hong Kong’s “Ten Outstanding Young Digi Persons” by Hong Kong Productivity Council and Hong Kong Junior Chamber in 2000.

Mr. Chen Lu is a Director of the Company.  Mr. Chen has over 18 years experience in banking, telecom and broadcasting industry in China.  Mr. Chen was the founder and general manager of Guangzhou Vispac Telecom Co Ltd. and Guangzhou DaiLin Communication Co. Ltd.

Ms. Chen Juan is a Director of the Company.  She is currently an assistant lecturer in Guangdong Dance College since 1999.  Her major was Financial Management when she graduated from Guangzhou Industrial University in 2003.   She obtained certificate in Information and Science Technology when she graduated from Jiejiang University.

There have been no events under any bankruptcy act, any criminal proceedings and any judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the past ten years.

Mr. Chung Lai Lok is the Chief Financial Officer of the Company.  Mr. Chung is a certified public accountant in Hong Kong and United Kingdom.  He has over 19 years experience in auditing, finance and accounting in various industries with multi-national companies previously.

Audit Committee Financial Expert

The Company does not have a separately designated standing audit committee. The entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and our audits of the financial statements. The Commission has adopted regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an "audit committee financial expert" serving on its audit committee. In connection with these new requirements, our Board of Directors examined the Commission's definition of "audit committee financial expert" and concluded that the Company does not currently have a person that qualifies as such an expert. Presently, there are only three directors serving on our Board, and the Company is not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an "audit committee financial expert". While none of our current directors meets the qualifications of an "audit committee financial expert", each of our directors, by virtue of his past employment experience, has considerable knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities. Accordingly, the Company believes that our current directors capably fulfill the duties and responsibilities of an audit committee in the absence of such an expert.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 2009. The Company believes that all of these filing requirements are satisfied by our executive officers, directors and by the beneficial owners of more than 10% of our common stock. In making this statement, the Company has relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

Changes in Nomination Procedures

There have been no material changes to the procedures by which security holders may recommend nominees for the Company’s Board since the Company’s filing in which we discussed such procedures.

ITEM 11. Executive Compensation

During the fiscal years ended December 31, 2008 and 2009, we did not have any employees that earned greater than $100,000 in salary and bonus.  The following table sets forth information regarding the annual compensation for our Chief Executive Officer.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	All Other Compensation ($)	Total ($)

Ng Chi Shing (a.k.a. Daniel Ng) Chairman of the Board, Chief Executive Officer and President	2009	38,478	(1)			38,478
	2008	38,478	(1)			38,478

(1)           Includes $38,461 (based on a conversion rate of Hong Kong dollars to U.S. dollars of 7.8 to 1) payable to Mr. Ng pursuant to his agreement with our subsidiary China Digimedia Holdings Limited, and $17.28 payable by the Company.

Stock Option Grants

No options, warrants, or stock appreciation rights were issued during fiscal year 2009 to any employees.

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

Effective January 1, 2006, we entered into an employment agreement with Mr. Ng pursuant to which Mr. Ng agreed to serve as our Chief Executive Officer for an initial term ending December 31, 2008 .  The agreement provides for an annual salary of $12 in 2006, $14.40 in 2007, and $17.28 in 2008, provided that if our revenues increase by 50% or more in 2006 as compared to 2005.  Commencing in 2008, Mr. Ng’s salary shall increase to the “Market Rate,” which is defined as the comparable rate of pay for a CEO employed by a company in a similar industry with similar capacity, as determined and approved by our Board of Directors. As of the date of this report, this determination has not been made.  The annual salary for Mr. Ng was $17.28 in 2009.  Commencing in 2007, Mr. Ng is entitled to receive an annual bonus as determined by the Board of Directors.  As of the date of this report, this determination has not been made.  No such bonus has been declared or paid to Mr. Ng.   Upon termination of the agreement by us for a reason other than for “cause” (as defined in the agreement) or upon the death or disability of Mr. Ng, Mr. Ng is entitled to a severance payment of his then salary and bonus for the remaining term of the employment agreement. Upon termination of the agreement upon the disability of Mr. Ng, Mr. Ng is entitled to 75% of his then base salary and bonus for a period of one year.  Upon termination of the agreement by us for “cause,” Mr. Ng is entitled to all amounts due to him for any portion of the payroll period worked but for which payment had not yet been made up to the date of termination. The employment agreement provides that during the term of the employment and for three months thereafter, the Mr. Ng shall not compete in any other business or services similar to that of our business or services.

Director Compensation

Directors who are also employees do not receive compensation for their services as directors.

Director Compensation Table – 2009

Name	Fees Earned or Paid in Cash ($)	Total ($)

Chen Lu	63,640	63,640

Chen Juan	-	-

(1)           Mr. Ng’s total compensation is reflected in the Summary Compensation Table.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

All persons known by the Company to own beneficially more than 5% of any class of the Company's outstanding stock on December 31, 2009, are listed below:

Title of Class	Name and Address	# Shares	Nature of Ownership	Current % Owned
Common Stock, $.001 Par Value	Ng Chi Shing Ste B 27/Fk Wah Ctr 191 Java Road, North Point, Hong Kong	17,398,440 (A)	Direct	40.7%
Common Stock, $.001 Par Value	Chen Lu 2505-06 25/F Stelux House 698 Prince Edward Road E. Hong Kong	5,851,560	Direct	13.7%
Common Stock, $.001 Par Value	Billy, Tam Wai Keung 2505-06 25/F Stelux House 698 Prince Edward Road E. Hong Kong	8,000,000 (B)	Direct	18.7%
Preferred Stock, $.001 Par Value (C)	Ng Chi Shing Ste B 27/Fk Wah Ctr 191 Java Road, North Point, Hong Kong	1,403,100 (A)	Direct	74.8%
Preferred Stock, $.001 Par Value (C)	Chen Lu 2505-06 25/F Stelux House 698 Prince Edward Road E. Hong Kong	471,900 (A)	Direct	25.2%

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

(C)           Each share of preferred stock is convertible into five shares of common stock.

Security Ownership of Management

The following table sets forth the number of shares owned beneficially on December 31, 2009, by each Director and by all Officers and Directors as a group. No shares listed below have been pledged by the holder of such shares.

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

As of December 31, 2009, the Company’s equity compensation plan information was as follows.

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

ITEM 13. Certain Relationships and Related Transactions; and Director Independence

The Company has 1,875,000 shares of Series “A” preferred stock outstanding at December 31, 2009. These shares are owned by our majority shareholders.

The Company has the following amount due to/from a major shareholder and three related companies as at December 31, 2009.

Shareholder
Amount due to Tam Wei Keung: $9,270

Related companies
Amount due to Arcotect HK Limited: $241,636
Amount due to Manta Finance Limited: $154,100
Amount due from Shangxin Software Technology Limited: $238,280

Director Independence.

Since we trade our securities on the OTC Bulletin Board, our Board of Directors is not subject to any independence requirements. Assuming we were subject to the Nasdaq Stock Market independence requirements, our Board considered transactions and relationships between each director or any member of his or her immediate family and our company, subsidiaries and affiliates. The purpose of this review was to determine which of our directors were independent, and whether any such relationships or transactions existed that were inconsistent with a determination that the director is independent.  As a result of this review, the Board affirmatively determined that during 2009 Ms. Chen was independent of us under the standards of the independent director requirements of the Nasdaq Stock Market.  Messrs. Ng and Chen are not independent directors under the standards of the independent director requirements of the Nasdaq Stock Market.

Our Board of Directors does not have an audit committee, compensation committee, or nominating committee, and as such the actions normally taken by these committees is taken by the Board as a whole.

Item 14. Principal Accountant Fees and Services

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, BONGIOVANNI & ASSOCIATES, CPA's (“B & A”), for our audit of the annual financial statements for the years ended December 31, 2009 and 2008.  Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2009		2008

Audit Fees (1)	$48,500	$	$58,762
Audit-Related Fees (2)	--		--
Tax Fees (3)	--		--
All Other Fees (4)	--		--
Total Accounting Fees and Services	$48,500	$	$58,762

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

Date:  April 12, 2010

/s/ Ng Chi Shing
Ng Chi Shing
President, CEO and Director

/s/ Chen Lu
Chen Lu
Director

/s/ Chen Juan
Chen Juan
Director

/s/ Chung Lai Lok
Chung Lai Lok
Chief Financial Officer