Form 10-Q
period 2010-03-31
CHINA DIGITAL MEDIA CORP
filed 2010-05-10
CIK 821524

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

(011) 852-2390-8600
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes☒No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ]                                                                                  Accelerated filer [ ]

Non-accelerated filer [  ]                                                                                    Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes No ☒

Number of shares of common stock outstanding as of May 3, 2010: 42,706,363

Number of shares of preferred stock outstanding as of May 3, 2010: 1,875,000

CHINA DIGITAL MEDIA CORPORATION

ITEM 1. FINANCIAL STATEMENTS

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 (UNAUDITED)

ASSETS
	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$612,465	$1,639,971
Restricted cash	2,612,202	1,960,612
Accounts receivable, net of allowances	2,275,653	1,449,800
Inventories, net	964,663	658,734
Other receivables and prepaid expenses	96,338	308,519
Due from a related company	196,013	238,016
Deferred tax asset	1,104,208	1,064,552
Total Current Assets	7,861,542	7,320,204

INTANGIBLE ASSETS, NET of impairment of $3,996,595	324,330	324,330
PROPERTY AND EQUIPMENT, NET	17,038,382	18,067,189
TOTAL ASSETS	$25,224,254	$25,711,723

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Convertible debentures, net of discount	$2,864,250	$2,864,250
Bank loans	4,105,306	4,149,135
Accounts payable	6,580,919	7,505,024
Other payables and accrued liabilities	1,356,338	1,413,979
Due to directors	180,157	180,157
Due to a stockholder	9,270	9,270
Due to related companies	470,677	464,566
Business and other tax payable	919	19,015
Income tax payable	791,205	620,458
Total Current Liabilities	16,359,041	17,225,854

LONG TERM LIABILITIES
Accounts payable	2,691,410	2,125,773
Total Long Term Liabilities	2,691,410	2,125,773

COMMITMENTS AND CONTINGENCIES	-	-

MINORITY INTERESTS	-	-

STOCKHOLDERS' EQUITY
Series A convertible preferred stock ($0.001 par value, 40,000,000 shares authorized,1,875,000 shares issued and outstanding as of
March 31, 2010 and December 31, 2009)	1,875	1,875
Common stock ($0.001 par value, 500,000,000 shares authorized,
42,706,363 shares issued and outstanding as of March 31, 2010
and December 31, 2009)	42,706	42,706
Additional paid-in capital	14,984,021	14,984,021
Retained earnings
Unappropriated	(12,127,529)	(12,136,140)
Appropriated	1,521,997	1,521,997
Accumulated other comprehensive income	1,750,733	1,945,637
Total Stockholders' Equity	6,173,803	6,360,096

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$25,224,254	$25,711,723

The accompanying notes are an integral part of these consolidated financial statements

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	2010	2009

NET SALES
Revenue from digitalization of television signals	$2,304,382	$1,742,520
Revenue from television advertising	94,985	67,551
	2,399,367	1,810,071
COST OF SALES
Cost of Sales - digitalization of television signals	(245,934)	(182,711)
Depreciation - digitalization of television signals	(1,293,246)	(1,144,556)
Cost of Sales - television advertising	(113,563)	(28,327)
	(1,652,743)	(1,355,594)
GROSS PROFIT	746,624	454,477

OPERATING EXPENSES
Selling, general and administrative expenses	(714,520)	(580,941)
Depreciation and amortization	(23,356)	(21,671)
Total Operating Expenses	(737,876)	(602,612)

LOSS FROM OPERATIONS	8,748	(148,135)

OTHER INCOME (EXPENSES)
Interest income	3,735	318
Other income	150,273	140,129
Interest expense	(88,180)	(77,448)
Interest paid to related companies and directors	(4,800)	(6,025)
Other expenses	(14,145)	(992)
Total Other Income (Expenses) , net	46,883	55,982

NET INCOME (LOSS) BEFORE TAX	55,631	(92,153)

Income tax expense	(47,020)	(23,982)
NET INCOME (LOSS)	8,611	(116,135)

OTHER COMPREHENSIVE INCOME
Foreign currency translation (loss) income	(194,904)	9,201

COMPREHENSIVE LOSS	$(186,293)	$(106,934)

Net income (loss) per share - basic - two classes method	$0.00	$(0.00)

Net income (loss) per share - diluted	$0.00	$(0.00)

Weighted average number of shares outstanding during the period - basic	42,706,363	42,706,363

Weighted average number of shares outstanding during the period - diluted	63,005,030	42,706,363

The accompanying notes are in integral part of these consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 and 2009
(UNAUDITED)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Total net income (loss)	$8,611	$(116,135)
Adjusted to reconcile net loss to cash provided by operating activities:
Depreciation-cost of sales	1,293,246	1,144,556
Depreciation and amortization	23,356	21,671
Provision for doubtful debts	(138,413)	-
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(687,440)	(894,693)
Other receivables and prepaid expenses	172,525	71,925
Due from a related company	42,003	-
Inventories	177,837	788,922
Increase (decrease) in:
Accounts payable	(358,468)	(310,370)
Other payables and accrued liabilities	(57,641)	272,059
Business tax payable	(18,096)	(1,297)
Value added taxes payable	-	98,986
Income tax payable	170,747	27,256
Net cash provided by operating activities	628,267	1,102,880

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(760,230)	(874,246)
Net cash used in investing activities	(760,230)	(874,246)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related companies	6,111	35,107
Bank loans drawn down	(43,829)	-
Due to a stockholder	-	(387,061)
Due to directors	-	169
Net cash used in financing activities	(37,718)	(351,785)

EFFECT OF EXCHANGE RATE ON CASH	(206,234)	(792)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(375,916)	(123,943)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,600,583	436,062

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,224,667	$312,119

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$82,090	$62,934
Cash paid for income tax	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
No non-cash financing actiivities were noted during the period

The accompanying notes are an integral part of these consolidated financial statements.

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010 (UNAUDITED)

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's consolidated financial position at March 31, 2010, the consolidated results of operations for the three months ended March 31, 2010 and 2009, and consolidated statements of cash flows for the three months ended March 31, 2010 and 2009. The consolidated results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2010. These consolidated financial statement should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2009 appearing in the Company's annual report on Form 10-K as filed with the Securities and Exchange Commission.

(B)	Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2010 include the unaudited financial statements of China Digital Media Corporation (“CDMC”) and its wholly owned or controlled subsidiaries, China Digimedia Holding Limited (“CDHL”), Arcotect (Guangzhou) Limited (“AGL”), Guangdong M-Rider Media Company (“M-Rider”), its 100% variable interest entity (“VIE”) in Guangdong HuaGuang DigiMedia Culture Development Limited (“HuaGuang”), and Arable Media Limited (“Arable”) and Arable (Guangzhou) Limited (“Arable GZ”) (collectively, “the Company”).

The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2009 include the financial statements of CDMC and its wholly owned subsidiaries, CDHL, AGL, M-Rider, Arable, Arable GZ and its 100% VIE in HuaGuang.

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

The Company has issued 4% secured convertible debentures in a face amount of US$3,100,000 which were due and payable in full in 18 months from their issuance. As fixed prices are set for the conversion prices of such convertible debentures and the attached warrants, the Company is in a position to be sure it had adequate authorized shares for the future conversion of convertible debentures and warrants. Therefore, no embedded derivatives and warrants are required to be recorded at fair value and marked-to-market at each reporting period.

(F)	Recent Accounting Pronouncements

FASB Accounting Standards Codification (Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the quarter ended September 30, 2009.

As a result of the Company’s implementation of the Codification during the quarter ended March 31, 2010, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification. The adoption of this standard did not have any impact on the Company's results of operations, cash flows or financial positions for the year ended March 31, 2009.

Subsequent Events (Included in Accounting Standards Codification (“ASC”) 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)

SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the financial statements are issued. SFAS No. 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. SFAS No. 165 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company’s financial statements. The Company evaluated for subsequent events through the issuance date of the Company’s financial statements. No recognized or non-recognized subsequent events were noted.

Determination of the Useful Life of Intangible Assets
(Included in ASC 350 “Intangibles — Goodwill and Other”, previously FSP SFAS No. 142-3 “Determination of the Useful Lives of Intangible Assets”)

FSP SFAS No. 142-3 amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previously issued goodwill and intangible assets topics. This change was intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under topics related to business combinations and other GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP SFAS No. 142-3 became effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP SFAS No. 142-3 did not impact the Company’s financial statements.

Noncontrolling Interests

(Included in ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51”)

SFAS No. 160 changed the accounting and reporting for minority interests such that they will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 became effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company implemented SFAS No. 160 at the start of fiscal 2009 and no longer records an intangible asset when the purchase price of a noncontrolling interest exceeds the book value at the time of buyout. Any excess or shortfall for buyouts of noncontrolling interests in mature restaurants is recognized as an adjustment to additional paid-in capital in stockholders’ equity. Any shortfall resulting from the early buyout of noncontrolling interests will continue to be recognized as a benefit in partner investment expense up to the initial amount recognized at the time of buy-in. Additionally, operating losses can be allocated to noncontrolling interests even when such allocation results in a deficit balance (i.e. book value can go negative).

The Company presents noncontrolling interests (previously shown as minority interest) as a component of equity on its consolidated balance sheets. Minority interest expense is no longer separately reported as a reduction to net income on the consolidated income statement, but is instead shown below net income under the heading “net income attributable to noncontrolling interests.” The adoption of SFAS No. 160 did not have any other material impact on the Company’s financial statements.

Consolidation of Variable Interest Entities — Amended
(To be included in ASC 810 “Consolidation”, SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”)

SFAS No. 167 amends FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009, with earlier adoption prohibited. The Company will adopt SFAS No. 167 in fiscal 2010 and does not anticipate any material impact on the Company’s financial statements.

NOTE 2 - SEGMENT INFORMATION

The Company operates in four reportable segments; digitalization of television signals, television advertising sales, software development, and investment in television series. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from operations. All inter-company transactions between segments have been eliminated on consolidation. As a result, the components of operating income for one segment may not be comparable to another segment. The following is an unaudited summary of our segment information for the three months ended March 31, 2010 and 2009:

	Digitalization			Investments
	of Television	Television	Software	in Television
	Signals	Advertising	Development	Series	Total
2010
Revenues	$2,304,382	$94,985	$-	$-	$2,399,367
Gross profit	765,202	(18,578)	-	-	746,624
Net Income (loss)	266,433	(70,954)	(40,206)	(7,164)	148,109
Total assets	21,265,896	670,632	3,186,512	101,214	25,224,254
Capital expenditure	(1,337,888)	3,224	-	102,267	(1,232,397)
Depreciation and amortization	$1,304,929	$-	$6,558	$5,115	$1,316,602

2009
Revenues	$1,742,520	$67,551	$-	$-	$1,810,071
Gross profit	415,253	39,224	0	-	454,477
Net Income (loss)	101,644	30,499	(58,238)	(2,710)	71,195
Total assets	16,341,973	407,675	308,150	105,964	17,163,762
Capital expenditure	871,400	1,061	1,371	414	874,246
Depreciation and amortization	$1,158,190	$-	$8,018	$19	$1,166,227

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.
	2010	2009

Total net income for reportable segments	$148,109	$71,195
Unallocated amounts relating to corporate operations
Interest expenses	52,335	76,573
Interest paid to related companies and directors	4,800	6,025
Administration expenses	68,218	83,486
Professional fees	-	20,254
Others	14,145	992

Total net income (loss)	$8,611	$(116,135)

NOTE 3 - EARNINGS PER SHARE

As of March 31, 2010, the Company has outstanding:

-	42,706,363 shares of common stock;
-	1,875,000 shares of preferred stock;
-	6,888,882 shares of common stock to be issued upon conversion of convertible debenture;
-	warrants to purchase 6,888,882 shares of common stock at an exercise price of $0.80 per share, expire in November 2012;
-	warrants to purchase 6,888,882 shares of common stock at an exercise price of $1.20 per share, expire in November 2012; and
-	warrants to purchase 3,444,441 shares of common stock at an exercise price of $2.25 per share, expire in November 2012.

In accordance with paragraph 40 and 41 of SFAS 128 and EITF 03-6, basic and diluted earnings per share on a two classes method for the three months ended March 31, 2010 and 2009 are calculated as follows:

	2010	2009

Net Income (Loss)	$8,611	$(116,135)

Basic - 2 classes method
Income (Loss) available to common stockholders	$8,611	$(116,135)

Weighted-average common stock outstanding	42,706,363	42,706,363

Basic earnings per share - Common Stock	$0.00	$(0.00)

Diluted
Income (Loss) available to common stockholders	$8,611	$(116,135)

Diluted weighted-average common stock outstanding	63,005,030	42,706,363

Diluted earnings per share	$0.00	$(0.00)

Warrants to purchase 6,888,882 shares of common stock at $0.80 per share, 6,888,882 shares of common stock at $1.20 per share and 3,444,441 shares of common stock at $2.25 per share were outstanding as of March 31, 2010 but were not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the market price of the common shares.

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

NOTE 5 - COMMON STOCK

During the quarter ended March 31, 2010, the Company did not issue any shares.

NOTE 6 - CONVERTIBLE DEBENTURE

The following is a summary of debenture as at March 31, 2010 and December 31, 2009.

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)

 $2,150,000 Convertible Debentures, net of $135,000 conversions, $100,750 redemption and unamortized discount of $0 as of December 31, 2009 and December 31, 2008 at 13% interest per annum for the first quarter and at 10% interest per annum due each quarter end in 2009, 2010 and expired on June 30, 2010.

	$1,914,250	$1,914,250

$500,000 Convertible Debentures, net of unamortized discount of $0 as of March 31, 2010 and December 31, 2009 at 13% interest per annum for the year 2009 due at the end of 2009, and at 14% interest per annum for the year 2010 due at the end of 2010 upon maturity.	500,000	500,000

$200,000 Convertible Debentures, net of unamortized discount of $0 as of March 31, 2010 and December 31, 2009 respecitively at 4% interest per annum due May 2008, in default	200,000	200,000

$150,000 Convertible Debentures, net of unamortized discount of $0 as of March 31, 2010 and December 31, 2009 respecitively
	150,000	150,000

$100,000 Convertible Debentures, net of unamortized discount of $0 as of March 31, 2010 and December 31, 2009 at 4% interest per annum due June 2008, in default
	100,000	100,000

	$2,864,250	$2,864,250

For the fiscal quarter ended March 31, 2010, the Company has convertible debentures with total value of $2,864,250 outstanding. The aforesaid convertible debentures were issued pursuant to the private equity financing where the Company sold a total 31 units of securities. Each unit consists of (i) an eighteen-month 4% interest bearing convertible debenture in the principal amount of $100,000, convertible at $0.45 per share, (ii) a six-year Class A warrant to purchase 222,222 shares of the Company’s common stock, par value $0.001 per share at an exercise price of $0.80 per share, a (iii) six-year Class B warrant to purchase 222,222 shares of the Company’s common stock at an exercise price of $1.20 per share, and (iv) a six-year Class C warrant to purchase 111,111 shares of the Company’s common stock at an exercise price of $2.25 per share. The securities issuable upon conversion of the debenture and exercise of the warrants are eligible for certain registration rights.

The Company entered into an agreement with one of the debenture holders in December 2008 for extending $2,015,000 in principal amount of debenture to June 30, 2010.  The debenture interest rate was increased to 10% for the period from May 18, 2008 to December 31, 2008, and 13% for the period from January 1, 2009 to March 31, 2009, and 10% for the period from April 1, 2009 to June 30, 2010.  The conversion price was reduced to $0.25 per share.

The Company entered into an agreement with one of the debenture holders in March 2009 for extending $500,000 in principal amount of debenture to December 31, 2010.  The debenture interest rate was increased to 10% for the period from May 18, 2008 to December 31, 2008, and 13% for the period from January 1, 2009 to December 31, 2009, and 14% for the period from January 1, 2010 to December 31, 2010.  The conversion price was reduced to $0.25 per share.

The Company entered into an agreement with one of the debenture holders in December 1, 2009 for extending $150,000 in principal amount of debenture to December 31, 2010. The debenture interest rate was increased to 10% for the period from May 18, 2008 to December 31, 2008, and 13% for the period from January 1, 2009 to March 31, 2009, 10% for the period from April 1, 2009 to December 1, 2009. The conversion price was reduced to $0.25 per share.

NOTE 7 - RELATED PARTY TRANSACTIONS

As of March 31, 2010, the Company owed two directors $273,227 for short-term advances.  Interest is charged at 6% per annum on the amount owed.

As of March 31, 2010, the Company owed to related companies $401,347 for short-term unsecured advances made. Interest is charged at 6% per annum on the amount owed.

As of March 31, 2010, the Company owed to a stockholder $9,270 for short-term advances made.  Interest is charged at 6% per annum on the amount owed.

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

We caution that the factors described herein, as well as the factors described generally in our Form 10-K for the year ended December 31, 2009, and specifically the factors described in such Form 10-K in the section entitled “Item 1. Business - Risk Factors”-, could cause actual results to differ materially from those expressed in any forward-looking statements and that the investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events or circumstances. Consequently, no forward-looking statement can be guaranteed.

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

Cable TV operations and digital broadcast technology development

AGL, a wholly owned foreign subsidiary of CDMC incorporated in China, is the sole contractor and operator of digital television (“DTV”) services in Nanhai, Guangdong Province, a city with over 440,000 residential and commercial cable television subscribers.

On February 6, 2004, we signed a 20-year Co-operative Agreement for Total Migration into DTV System for the Nanhai District and subsequently signed a supplementary agreement on July 8, 2005 (collectively, the “Co-operative Agreements”) with Nanhai Network Company, a city-owned cable network operator in Guangdong Province. Pursuant to the Co-operative Agreements, the Company was responsible for migrating all cable television subscribers in Nanhai from an analog to a digital system (“Migration”) by the end of 2008. Owing to certain technical issues of the local network upgrade of the Nanhai Network Company, the Migration completion date was re-scheduled to the end of 2009. The Company entered into three supplementary agreements with the Nanhai Network Company in May and December 2007, and in February 2009 pursuant to the Co-operative Agreements, for re-scheduling the Migration completion date to the end of 2008 and then end of 2009.    As of March 31, 2010, the Company has migrated about 438,388 subscribers into the digital system and the migration program is completed.

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

The broadcast system that decrypts the signal with the Company’s set-top-box and appropriate smart cards can carry up to 800 digital channels of pay-TV programs and value added multimedia services. Currently, the services consist of 85 channels, including a 51-channel basic package , 51 pay channels and 7 high definition TV channels bundled into various value added packages, such as Life & Leisure, World Sports, News, Drama and Family.

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

The Company relied on two suppliers for approximately 99% of its purchases in the first quarter of 2010 for the Nanhai digitalization of TV system in the Nanhai project. As of March 31, 2010, accounts payable to these suppliers amounted to $8,430,687 and $663,536 for the Nanhai project.

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

RESULTS OF OPERATIONS

Statements of Operations Items:

Sales

Total net sales for the three months ended March 31, 2010 increased by $589,296 or 33% to $2,399,367 from $1,810,071 for the same period ended March 31, 2009. The increase in total net sales was due to the increase in cable TV subscription fee income owing to the increased number of DTV subscribers during the year of 2009 through migration.  The basic and additional STBs registered increased from about 530,127 as of March 31, 2009 to 577,291 as of March 31, 2010.

Gross Profit

Gross Profit for the three months ended March 31, 2010 increased by $292,147 or 64% as compared with the same period last year because of the increase in subscription fee income.

Expenses

Selling, general, administrative and depreciation and amortization (not related directly to generation of revenue) expenses for the three months ended March 31, 2010 decreased by $133,579 or 23% to $714,520 in comparison with the three month period ended March 31, 2009.  The decrease in these expenses was due to the tightened control on overhead and a drop in headcount.

Net Income

Net income after tax was $8,611 for the three months period ended March 31, 2010, compared to a net loss of $116,135 for the same period ended March 31, 2009. The decrease in net loss was because of the increased cable TV subscription fee income in Nanhai with improved margin.

Balance Sheet Items:

Current Assets

Current Assets of the Company increased by $541,338 to $7.9 million during the first quarter of 2010. As the Network Company delayed in paying one month subscription fee to the Company, the account receivable balance was higher as at this quarter end.  The Company also repaid an installment to its STB supplier just before the quarter end with one less monthly payment from the Network Company, which resulted in a lower cash balance from last year end.

Property and Equipment, Net

The net decrease in property and equipment of the Company of $1.0 million represented a reclassification  of STBs from fixed assets to inventory for the returned STBs from the migrated subscribers during the first quarter of 2010, where such returned STBs were held for sales purpose.

Other Asset

Other assets represent utility deposits, cash advance for business trips to staff and prepayment for general expenses.

Current Liabilities

Current liabilities of the Company decreased by $0.9 million to $16.4 million during the first quarter of 2010. The decrease was mainly attributable to the decrease in account payable to the supplier of STBs.

Liquidity and Capital Resources

On March 31, 2010, we had cash of $612,465 and a working capital deficit of $8,497,499. This compares with cash of $1,639,971 and a working capital deficit of $9,905,650 at December 31, 2009. The decrease in cash was mainly due to the delay of settlement from the Network Company in March 2010.

Operating activities had a net generation of cash in the amount of $628,267 during the three months ended March 31, 2010 (2009: $1,102,880) reflecting an excess of revenues over expenditure.

Net cash used in investing activities for the three months ended March 31, 2010 was $760,230 as compared with net cash used in investing activities of $874,246 for the three months ended March 31, 2009. The decrease in net cash used in investing activities was due to the decrease in purchases of STBs in the first quarter of this year.

Net cash used in financing activities for the three months ended March 31, 2010 was $37,718 representing the additional bank loan drawn during the period.(2009: used in financing activities $351,785 ).

We continued to receive cash from Nanhai Network Company according to the project schedule and plan of television digitalization migration. The Company's investment in STBs and smart cards remained the substantial accounts payable at March 31, 2010. For further business expansion and acquisition, the Company is considering various financing methods for funding, although there is no assurance that the Company will be able to raise additional funding on favorable terms, if at all.

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

The Company issued a total of $3.1 million in convertible debentures in November and December 2006, which matured in May and June 2008.  Due to the Company’s current financial situation with most of the Company’s cash being utilized to make the upfront investment for the Migration, the Company did not have enough cash to repay the debentures.  The Company has negotiated with some of the debenture holders to extend the debentures.  As of the date of this report, the Company has entered into agreement with two major debenture holders holding $2,515,000 in debentures that provided for the extension of their debentures to June 2010 and December 2010.  The Company redeemed partially a debenture for $100,750 from one of the debenture holder on December 31, 2009.

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

The financial statements of the subsidiaries (whose functional currency is HK$ or RMB) are translated into US$ using the closing rate method. The balance sheet items are translated into US$ using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year. All exchange differences on currency translations are recorded within equity. Translation loss for the three months ended March 31, 2010 was $194,904.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules a13d-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company’s current disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company was made known to them by others.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2010, the Company did not issue any securities.

Item 3. Defaults Upon Senior Securities

Owing to its tight financial situation, the Company did not fully redeem the debentures that matured in May and June 2008 but offered extension terms to all the debenture holders.  The Company paid the debenture interests due on March 31, 2010 to one of the debenture holders who had extended the debenture and redeemed partially such debenture for $100,750 from the same debenture holder on the same date.  As of date of this report, three out of five debenture holders have accepted the extension offer.

Item 4. Reserved

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

CHINA DIGITAL MEDIA CORPORATION
(Registrant)

Date: May 12, 2010 /s/ Ng Chi Shing Ng Chi Shing Chief Executive Officer Date: May 12, 2010 /s/ Chung Lai Lok Chung Lai Lok Chief Financial Officer