Form 10-Q
period 2010-06-30
CHINA DIGITAL MEDIA CORP
filed 2010-08-13
CIK 821524

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

Number of shares of common stock outstanding as of August 3, 2010: 42,706,363

Number of shares of preferred stock outstanding as of August 3, 2010: 1,875,000

CHINA DIGITAL MEDIA CORPORATION

ITEM 1. FINANCIAL STATEMENTS

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 (UNAUDITED)

ASSETS
	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$1,248,586	$1,639,971
Restricted cash	1,598,294	1,960,612
Accounts receivable, net of allowances	1,619,408	1,449,800
Inventories, net	672,236	658,734
Other receivables and prepaid expenses	68,778	308,519
Due from a related company	154,010	238,016
Deferred tax asset	1,098,081	1,064,552
Total Current Assets	6,459,393	7,320,204

INTANGIBLE ASSETS, NET of impairment of $3,996,595	324,330	324,330
PROPERTY AND EQUIPMENT, NET	16,039,169	18,067,189
TOTAL ASSETS	$22,822,892	$25,711,723

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Convertible debentures, net of discount	$950,000	$2,864,250
Bank loans	2,644,343	4,149,135
Accounts payable	6,859,048	7,505,024
Other payables and accrued liabilities	1,370,912	1,413,979
Due to directors	209,376	180,157
Due to a stockholder	9,270	9,270
Due to related companies	481,391	464,566
Business and other tax payable	12,306	19,015
Income tax payable	633,702	620,458
Total Current Liabilities	13,170,348	17,225,854

LONG TERM LIABILITIES
Convertible debentures, net of discount	1,914,250	-
Accounts payable	1,534,209	2,125,773
Total Long Term Liabilities	3,448,459	2,125,773

COMMITMENTS AND CONTINGENCIES	-	-

MINORITY INTERESTS	-	-

STOCKHOLDERS' EQUITY
Series A convertible preferred stock ($0.001 par value, 40,000,000 shares authorized,1,875,000 shares issued and outstanding as of
June 30, 2010 and December 31, 2009)	1,875	1,875
Common stock ($0.001 par value, 500,000,000 shares authorized,
42,706,363 shares issued and outstanding as of June 30, 2010
and December 31, 2009)	42,706	42,706
Additional paid-in capital	14,883,894	14,984,021
Retained earnings
Unappropriated	(12,138,314)	(12,136,140)
Appropriated	1,521,997	1,521,997
Accumulated other comprehensive income	1,891,927	1,945,637
Total Stockholders' Equity	6,204,085	6,360,096

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,822,892	$25,711,723

The accompanying notes are an integral part of these consolidated financial statements.

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 and 2009
(UNAUDITED)

	For the three months ended		For the six months ended
	June 30		June 30
	2010	2009	2010	2009

NET SALES
Revenue from digitalization of television signals	2,146,016	$2,064,493	$4,450,398	$3,807,013
Revenue from television advertising	366,298	76,752	461,283	144,303
	2,512,314	2,141,245	4,911,681	3,951,316
COST OF SALES
Cost of Sales - digitalization of television signals	(244,700)	(311,616)	(490,634)	(494,327)
Depreciation - digitalization of television signals	(1,260,487)	(1,132,151)	(2,553,733)	(2,276,707)
Cost of Sales - television advertising	(277,512)	(50,339)	(391,075)	(78,666)
	(1,782,699)	(1,494,106)	-(3,435,442)	(2,849,700)
GROSS PROFIT	729,615	647,139	1,476,239	1,101,616

OPERATING EXPENSES
Selling, general and administrative expenses	(814,995)	(604,419)	(1,529,515)	(1,185,360)
Depreciation and amortization	(12,842)	(21,244)	(36,198)	(42,915)
Total Operating Expenses	(827,837)	(625,663)	(1,565,713)	(1,228,275)

(LOSS) INCOME FROM OPERATION	(98,222)	21,476	(89,474)	(126,659)

OTHER INCOME (EXPENSES)
Interest income	21,037	-	21,037	-
Amortization of convertible debt discount	(3,735)	606	-	924
Other income	153,575	142,389	303,848	282,518
Interest expense	(110,029)	(87,247)	(198,209)	(164,695)
Interest paid to related companies and directors	(4,553)	(5,737)	(9,353)	(11,762)
Other expenses	(2,630)	(733)	(16,775)	(1,725)
Total Other Income, net	53,665	49,278	100,548	105,260

NET (LOSS) INCOME BEFORE TAXES	(44,557)	70,754	11,074	(21,399)

Income tax income (expense)	33,770	(23,376)	(13,250)	(47,358)
NET (LOSS) INCOME	(10,787)	47,378	(2,176)	(68,757)

OTHER COMPREHENSIVE INCOME
Foreign currency translation income (loss)	141,194	5,433	(53,710)	14,634

COMPREHENSIVE INCOME (LOSS)	130,407	$52,811	$(55,886)	$(54,123)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 and 2009
(UNAUDITED)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Total net loss	$(2,174)	$(68,757)
Adjusted to reconcile net loss to cash provided by operating activities:
Depreciation-cost of sales	2,553,733	2,276,707
Depreciation and amortization	36,198	42,915
Provision for doubtful debts	(138,413)	-
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(31,195)	(695,792)
Other receivables and prepaid expenses	206,212	(637,173)
Due from a related company	84,006	-
Inventories	470,264	265,256
Increase (decrease) in:
Accounts payable	(1,237,540)	928,455
Other payables and accrued liabilities	(143,194)	(177,616)
Business tax payable	(6,709)	(1,646)
Income tax payable	13,244	47,285
Net cash provided by operating activities	1,804,432	1,979,634

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,035,991)	(1,856,677)
Net cash used in investing activities	(1,035,991)	(1,856,677)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related companies	16,825	66,098
Bank loans drawn down	(1,504,792)	-
Due to a stockholder	-	(387,061)
Due to directors	29,219	187
Net cash used in financing activities	(1,458,748)	(320,776)

EFFECT OF EXCHANGE RATE ON CASH	(63,396)	13,327

NET INCREASE IN CASH AND CASH EQUIVALENTS	(753,703)	(184,492)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,600,583	436,062

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,846,880	$251,570

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$114,075	$247,650
Cash paid for income tax	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
No non-cash financing actiivities were noted during the period

The accompanying notes are an integral part of these consolidated financial statements.

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010 (UNAUDITED)

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's consolidated financial position at June 30, 2010, the consolidated results of operations for the six months ended June 30, 2010 and 2009, and consolidated statements of cash flows for the six months ended June 30, 2010 and 2009. The consolidated results for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2010. These consolidated financial statement should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2009 appearing in the Company's annual report on Form 10-K as filed with the Securities and Exchange Commission.

(B)	Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements for the six months ended June 30, 2010 include the unaudited financial statements of China Digital Media Corporation (“CDMC”) and its wholly owned or controlled subsidiaries, China Digimedia Holding Limited (“CDHL”), Arcotect (Guangzhou) Limited (“AGL”), Guangdong M-Rider Media Company (“M-Rider”), its 100% variable interest entity (“VIE”) in Guangdong HuaGuang DigiMedia Culture Development Limited (“HuaGuang”), and Arable Media Limited (“Arable”) and Arable (Guangzhou) Limited (“Arable GZ”) (collectively, “the Company”).

The accompanying unaudited condensed consolidated financial statements for the six months ended June 30, 2009 include the financial statements of CDMC and its wholly owned subsidiaries, CDHL, AGL, M-Rider, Arable, Arable GZ and its 100% VIE in HuaGuang.

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
AS OF JUNE 30, 2010 (UNAUDITED)

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

As a result of the Company’s implementation of the Codification during the quarter ended June 30, 2010, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification. The adoption of this standard did not have any impact on the Company's results of operations, cash flows or financial positions for the year ended June 30, 2009.

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

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010 (UNAUDITED)

NOTE 2 - SEGMENT INFORMATION

The Company operates in four reportable segments; digitalization of television signals, television advertising sales, software development, and investment in television series. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from operations. All inter-company transactions between segments have been eliminated on consolidation. As a result, the components of operating income for one segment may not be comparable to another segment. The following is an unaudited summary of our segment information for the six months ended June 30, 2010 and 2009:

	Digitalization of Television	Television	Software	Investments in Television
	Signals	Advertising	Development	Series	Total
2010
Revenues	$4,450,398	$461,283	$-	$-	$4,911,681
Gross profit	1,406,031	70,208	-	-	1,476,239
Net income (loss)	546,737	(65,373)	(75,088)	(5,853)	400,423
Total assets	18,362,239	1,341,399	3,116,856	2,398	22,822,892
Capital expenditure	(963,395)	6,759	-	-	(956,637)
Depreciation and amortization	$2,576,823	$-	$13,108	$-	$2,589,931

2009
Revenues	$3,807,013	$144,303	$-	$-	$3,951,316
Gross profit	1,035,978	65,638	-	-	1,101,616
Net income (loss)	380,325	50,890	(105,520)	(7,788)	317,907
Total assets	16,435,134	1,036,083	381,875	104,334	17,957,426
Capital expenditure	1,818,436	1,077	36,710	454	1,856,677
Depreciation and amortization	$2,303,414	$24	$15,901	$283	$2,319,622

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.
	2010	2009

Total net income for reportable segments	$400,423	$317,907
Unallocated amounts relating to corporate operations
Interest expenses	129,540	163,164
Interest paid to related companies and directors	9,353	11,762
Administration expenses	246,789	189,760
Professional fees	143	20,254
Others	16,775	1,725

Total net loss	$(2,176)	$(68,757)

NOTE 3 - EARNINGS PER SHARE

As of June 30, 2010, the Company has outstanding:

-	42,706,363 shares of common stock;
-	1,875,000 shares of preferred stock;
-	6,888,882 shares of common stock to be issued upon conversion of convertible debenture;
-	warrants to purchase 6,888,882 shares of common stock at an exercise price of $0.80 per share, expire in November 2012;
-	warrants to purchase 6,888,882 shares of common stock at an exercise price of $1.20 per share, expire in November 2012; and
-	warrants to purchase 3,444,441 shares of common stock at an exercise price of $2.25 per share, expire in November 2012.

In accordance with paragraph 40 and 41 of SFAS 128 and EITF 03-6, basic and diluted earnings per share on a two classes method for the six months ended June 30, 2010 and 2009 are calculated as follows:

	2010	2009

Net Loss	$(2,176)	$(68,757)

Basic - 2 classes method
Loss available to common stockholders	$(2,176)	$(68,757)

Weighted-average common stock outstanding	42,706,363	42,706,363

Basic earnings per share - Common Stock	$(0.00)	$(0.00)

Diluted
Loss available to common stockholders	$(2,176)	$(68,757)

Diluted weighted-average common stock outstanding	63,005,030	63,005,030

Diluted earnings per share	$(0.00)	$(0.00)

Warrants to purchase 6,888,882 shares of common stock at $0.80 per share, 6,888,882 shares of common stock at $1.20 per share and 3,444,441 shares of common stock at $2.25 per share were outstanding as of June 30, 2010 but were not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the market price of the common shares.

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010 (UNAUDITED)

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

The Company contests the allegations of the Plaintiffs and has retained counsel admitted to practice in the U.S. District Court for the Southern District of New York to vigorously defend the action. The Company did not hire a stock promoter or a spammer to distribute the alleged e-mails, and the alleged emails themselves recite that they were not paid for by the Company or an affiliate. The United States District Court for the Southern District of New York issued a decision dismissing Ziegler’s lawsuit against the Company in its entirety on July 12, 2010.  The Plaintiffs did not file any appeal within the one month period.  And the case is closed.

NOTE 5 - COMMON STOCK

During the six months ended June 30, 2010, the Company did not issue any shares.

NOTE 6 - CONVERTIBLE DEBENTURE

The following is a summary of debenture as at June 30, 2010 and December 31, 2009.

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

 $2,150,000 Convertible Debentures, net of $135,000 conversions, $100,750 redemption and unamortized discount of $0 as of June 30, 2010 and December 31, 2009 at 10% interest per annum due each quarter end in 2010 and 2011 which expires on December 31, 2011

	$1,914,250	$1,914,250

  $500,000 Convertible Debentures, net of unamortized discount of $0 as of June 30, 2010 and December 31, 2009 at 13% interest per annum for the year 2009 due at the end of 2009, and at 14% interest per annum for the year 2010 which expired on December 31, 2010.

	500,000	500,000

$200,000 Convertible Debentures, net of unamortized discount of $0 as of June 30, 2010 and December 31, 2009 respecitively at 4% interest per annum which expired in May 2008, in default
	200,000	200,000

$150,000 Convertible Debentures, net of unamortized discount of $0 as of June 30, 2010 and December 31, 2009 respecitively which expires on December 31, 2010
	150,000	150,000

$100,000 Convertible Debentures, net of unamortized discount of $0 as of June 30, 2010 and December 31, 2009 at 4% interest per annum which expired in June 2008, in default
	100,000	100,000

	$2,864,250	$2,864,250

For the fiscal quarter ended June 30, 2010, the Company has convertible debentures with total value of $2,864,250 outstanding. The aforesaid convertible debentures were issued pursuant to the private equity financing where the Company sold a total 31 units of securities. Each unit consists of (i) an eighteen-month 4% interest bearing convertible debenture in the principal amount of $100,000, convertible at $0.45 per share, (ii) a six-year Class A warrant to purchase 222,222 shares of the Company’s common stock, par value $0.001 per share at an exercise price of $0.80 per share, a (iii) six-year Class B warrant to purchase 222,222 shares of the Company’s common stock at an exercise price of $1.20 per share, and (iv) a six-year Class C warrant to purchase 111,111 shares of the Company’s common stock at an exercise price of $2.25 per share. The securities issuable upon conversion of the debenture and exercise of the warrants are eligible for certain registration rights.

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

On July 20, 2010, the Company entered into a second extension agreement with one of the debenture holders in connection with the convertible debenture for the amount of $1,914,250 because the Company did not have sufficient fund to repay the debenture due on June 30, 2010.  Such extension agreement was filed with the Form 8-K on July 21, 2010.

NOTE 8 - RELATED PARTY TRANSACTIONS

As of June 30, 2010, the Company owed two directors $235,748 for short-term advances.  Interest is charged at 6% per annum on the amount owed.

As of June 30, 2010, the Company owed to related companies $412,041 for short-term unsecured advances made. Interest is charged at 6% per annum on the amount owed.

As of June 30, 2010, the Company owed to a stockholder $9,270 for short-term advances made.  Interest is charged at 6% per annum on the amount owed.

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

-	Television advertising sales

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

On February 6, 2004, we signed a 20-year Co-operative Agreement for Total Migration into DTV System for the Nanhai District and subsequently signed a supplementary agreement on July 8, 2005 (collectively, the “Co-operative Agreements”) with Nanhai Network Company, a city-owned cable network operator in Guangdong Province. Pursuant to the Co-operative Agreements, the Company was responsible for migrating all cable television subscribers in Nanhai from an analog to a digital system (“Migration”) by the end of 2008. Owing to certain technical issues of the local network upgrade of the Nanhai Network Company, the Migration completion date was re-scheduled to the end of 2009. The Company entered into three supplementary agreements with the Nanhai Network Company in May and December 2007, and in February 2009 pursuant to the Co-operative Agreements, for re-scheduling the Migration completion date to the end of 2008 and then end of 2009.    As of June 30, 2010, the Company has migrated about 438,388 subscribers into the digital system and the migration program is completed.

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

The Company relied on two suppliers for approximately 99% of its purchases in the first six months of 2010 for the Nanhai digitalization of TV system in the Nanhai project. As of June 30, 2010, accounts payable to these suppliers amounted to $6,969,571 and $606,292 for the Nanhai project.

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

RESULTS OF OPERATIONS

Statements of Operations Items:

Sales

Total net sales for the six months ended June 30, 2010 increased by $960,365 or 24% to $4,911,681 from $3,951,316 for the same period ended June 30, 2009. The increase in total net sales was due to the increase in cable TV subscription fee income owing to the increased number of DTV subscribers during the year of 2009 through migration.  The basic and additional STBs registered increased from about 535,901 as of June 30, 2009 to 592,975 as of June 30, 2010.

Gross Profit

Gross Profit for the six months ended June 30, 2010 increased by $ 374,623 or 34% as compared with the same period last year. The increase was mainly due to the increase in DTV basic subscription fee income as a result of increased number of migrated DTV users since the completion of full migration in Nanhai at the end of 2009.

Expenses

Selling, general, administrative and depreciation and amortization (not related directly to generation of revenue) expenses for the six months ended June 30, 2010 increased by $337,438 or 27% to $1,565,713 in comparison with the six months period ended June 30, 2009.  The increase in these expenses was due to the increased research and development expenses incurred for the value added services for DTV users in NH to be launched at the end of this year.

Net Loss

Net loss after tax was $2,176 for the six months period ended June 30, 2010, compared to a net loss of $68,757 for the same period ended June 30, 2009. The decrease in net loss was mainly because of the increased gross profit.

Balance Sheet Items:

Current Assets

Current Assets of the Company decreased by $0.9 million to $6.4 million during the first six months of 2010. As the amount of bank loan drawn against the restricted cash was less than that of last year,  the restricted cash balance required for securing the bank loans was lower as a result.

Property and Equipment, Net

The net decrease in property and equipment of the Company of $2.0 million represented a reclassification of STBs from fixed assets to inventory for the returned STBs from the migrated subscribers during the first quarter of 2010, where such returned STBs were held for sales purpose.

Other Asset

Other assets represent utility deposits, cash advance for business trips to staff and prepayment for general expenses.

Current Liabilities

Current liabilities of the Company decreased by $4.0 million to $13.1 million during the first six months of 2010. The decrease was mainly attributable to the decrease in account payable to the supplier of STBs and bank loan drawn as of June 30, 2010.  And the reclassification of the convertible debenture to long term portion as a result of the extension to the end of the year 2011 also caused part of the decrease.

Liquidity and Capital Resources

On June 30, 2010, we had cash of $2,846,880 and a working capital deficit of $6,710,955. This compares with cash of $3,600,583 and a working capital deficit of $9,905,650 at December 31, 2009. The decrease in cash was mainly due to the settlement to one of the suppliers before month end in June 2010.

Operating activities had a net generation of cash in the amount of $1,804,432 during the six months ended June 30, 2010 (2009: $1,979,634) reflecting an excess of revenues over expenditure.

Net cash used in investing activities for the six months ended June 30, 2010 was $1,035,99 1as compared with net cash used in investing activities of $1,856,677 for the six months ended June 30, 2009. The decrease in net cash used in investing activities was due to the decrease in purchases of STBs in the first six months of this year.

Net cash used in financing activities for the six months ended June 30, 2010 was $1,458,748 representing the additional bank loan drawn during the period (2009: used in financing activities $320,776 ).

We continued to receive cash from Nanhai Network Company according to the project schedule and plan of television digitalization migration. The Company's investment in STBs and smart cards remained the substantial accounts payable at June 30, 2010. For further business expansion and acquisition, the Company is considering various financing methods for funding, although there is no assurance that the Company will be able to raise additional funding on favorable terms, if at all.

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

The Company issued a total of $3.1 million in convertible debentures in November and December 2006, which matured in May and June 2008.  Due to the Company’s current financial situation with most of the Company’s cash being utilized to make the upfront investment for the Migration, the Company did not have enough cash to repay the debentures.  The Company has negotiated with some of the debenture holders to extend the debentures.  As of the date of this report, the Company has entered into agreement with three debenture holders holding $2,564,250 in debentures that provided for the extension of their debentures to  December 31, 2010 and December 31, 2011.  The Company redeemed partially a debenture for $100,750 from one of the debenture holders on December 31, 2009.

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

The financial statements of the subsidiaries (whose functional currency is HK$ or RMB) are translated into US$ using the closing rate method. The balance sheet items are translated into US$ using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year. All exchange differences on currency translations are recorded within equity. Translation loss for the six months ended June 30, 2010 was $53,710.

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

The Company contests the allegations of the Plaintiffs and has retained counsel admitted to practice in the U.S. District Court for the Southern District of New York to vigorously defend the action. The Company did not hire a stock promoter or a spammer to distribute the alleged e-mails, and the alleged emails themselves recite that they were not paid for by the Company or an affiliate. The United States District Court for the Southern District of New York issued a decision dismissing Ziegler’s lawsuit against the Company in its entirety on July 12, 2010.  The Plaintiffs did not file any appeal within the one month period.  And the case is closed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2010, the Company did not issue any securities.

Item 3. Defaults Upon Senior Securities

Owing to its tight financial situation, the Company did not fully redeem the debentures that matured in May and June 2008, and June 2010 but offered extension terms to all the debenture holders.  The Company paid the debenture interests due on June 30, 2010 to one of the debenture holders who had extended the debenture and redeemed partially such debenture for $100,750 from the same debenture holder on the same date.  As of date of this report, three out of five debenture holders have accepted the extension offer.

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

CHINA DIGITAL MEDIA CORPORATION
(Registrant)

Date: August 13, 2010 /s/ Ng Chi Shing Ng Chi Shing Chief Executive Officer Date:August 13, 2010 /s/ Chung Lai Lok Chung Lai Lok Chief Financial Officer