Form 10-Q
period 2010-09-30
CHINA DIGITAL MEDIA CORP
filed 2010-11-10
CIK 821524

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

 [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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

Number of shares of common stock outstanding as of November 3, 2010: 42,706,363

Number of shares of preferred stock outstanding as of November 3, 2010: 1,875,000

CHINA DIGITAL MEDIA CORPORATION

ITEM 1. FINANCIAL STATEMENTS

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 (UNAUDITED)

ASSETS
	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$397,817	$1,639,971
Restricted cash	1,951,847	1,960,612
Accounts receivable, net of allowances	2,362,373	1,449,800
Inventories, net	789,539	658,734
Other receivables and prepaid expenses	94,640	308,519
Due from a related company	112,008	238,016
Deferred tax asset	1,144,093	1,064,552
Total Current Assets	6,852,317	7,320,204

INTANGIBLE ASSETS, NET of impairment of $3,996,595	324,330	324,330
PROPERTY AND EQUIPMENT, NET of impairment of $7,777,071	7,089,806	18,067,189
TOTAL ASSETS	$14,266,453	$25,711,723

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Convertible debentures, net of discount	$950,000	$2,864,250
Bank loans	4,032,258	4,149,135
Accounts payable	5,463,790	7,505,024
Other payables and accrued liabilities	1,778,300	1,413,979
Due to directors	307,186	180,157
Due to a stockholder	9,270	9,270
Due to related companies	483,325	464,566
Business and other tax payable	2,937	19,015
Income tax payable	617,728	620,458
Total Current Liabilities	13,644,794	17,225,854

LONG TERM LIABILITIES
Convertible debentures, net of discount	1,814,250	-
Accounts payable	479,079	2,125,773
Total Long Term Liabilities	2,293,329	2,125,773

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Series A convertible preferred stock ($0.001 par value, 40,000,000 shares authorized,1,875,000 shares issued and outstanding as of
September 30, 2010 and December 31, 2009)	1,875	1,875
Common stock ($0.001 par value, 500,000,000 shares authorized,
42,706,363 shares issued and outstanding as of September 30, 2010
and December 31, 2009)	42,706	42,706
Additional paid-in capital	14,984,021	14,984,021
Retained earnings
Unappropriated	(19,839,283)	(12,136,140)
Appropriated	1,521,997	1,521,997
Accumulated other comprehensive income	1,617,014	1,945,637
Total Stockholders' Equity	(1,671,670)	6,360,096

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,266,453	$25,711,723

The accompanying notes are an integral part of these consolidated financial statements.

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 and 2009
(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30		September 30
	2010	2009	2010	2009

NET SALES
Revenue from digitalization of television signals	$2,190,892	$2,560,278	$6,641,290	$6,367,291
Revenue from television advertising	500,297	94,984	961,580	239,287
Revenue from software development	-	33,621	-	33,621
	2,691,189	2,688,883	7,602,870	6,640,199
COST OF SALES
Cost of Sales - digitalization of television signals	(199,008)	(531,531)	(689,642)	(1,025,858)
Depreciation - digitalization of television signals	(1,028,582)	(1,156,772)	(3,582,315)	(3,433,479)
Cost of Sales - television advertising	(391,090)	(125,186)	(782,165)	(203,852)
	(1,618,680)	(1,813,489)	(5,054,122)	(4,663,189)
GROSS PROFIT	1,072,509	875,394	2,568,748	1,977,010

OPERATING EXPENSES
Selling, general and administrative expenses	(836,844)	(777,031)	(2,366,359)	(1,962,391)
Impairment loss of tangible assets	(7,777,071)	-	(7,777,071)	-
Depreciation and amortization	(19,974)	(19,394)	(56,172)	(62,309)
Total Operating Expenses	(8,633,889)	(796,425)	(10,199,602)	(2,024,700)

(LOSS) INCOME FROM OPERATION	(4,160,001)	78,969	(4,249,475)	(47,690)

OTHER INCOME (EXPENSES)
Interest income	3,370	477	24,407	1,401
Other income	170,361	985,582	474,209	1,268,100
Interest expense	(137,852)	(89,649)	(336,061)	(254,344)
Interest paid to related companies and directors	(4,993)	(5,676)	(14,346)	(17,438)
Other expenses	(98,869)	(500)	(115,644)	(2,225)
Total Other Income, net	(67,983)	890,234	32,565	995,494

NET (LOSS) INCOME BEFORE TAXES	(7,629,363)	969,203	(7,618,289)	947,804

Income tax (expense) income	(71,603)	1,118,824	(84,853)	1,071,466
NET (LOSS) INCOME	(7,700,966)	2,088,027	(7,703,142)	2,019,270

OTHER COMPREHENSIVE INCOME
Foreign currency translation loss	(274,913)	(224,626)	(328,623)	(209,992)

COMPREHENSIVE (LOSS) INCOME	$(7,978,879)	$1,863,401	$(8,031,765)	$1,809,278

The accompanying notes are an integral part of these consolidated financial statements.

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 and 2009
(UNAUDITED)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Total net loss	$(7,703,143)	$(68,757)
Adjusted to reconcile net loss to cash provided by operating activities:
Depreciation-cost of sales	3,582,315	2,276,707
Depreciation and amortization	56,172	42,915
Provision for doubtful debts	(276,825)	-
Impairment loss of tangible assets	7,777,071	-
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(635,748)	(695,792)
Other receivables and prepaid expenses	134,338	(637,173)
Due from a related company	126,008	-
Inventories	352,961	265,256
Increase (decrease) in:
Accounts payable	(3,687,928)	928,455
Other payables and accrued liabilities	364,321	(177,616)
Business tax payable	(16,078)	(1,646)
Income tax payable	(2,730)	47,285
Net cash provided by operating activities	70,734	1,979,634

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,362,120)	(1,856,677)
Net cash used in investing activities	(1,362,120)	(1,856,677)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related companies	18,759	66,098
Convertible debentures redeemed	(100,000)	-
Bank loans drawn down	(116,877)	-
Due to a stockholder	-	(387,061)
Due to directors	127,029	187
Net cash used in financing activities	(71,089)	(320,776)

EFFECT OF EXCHANGE RATE ON CASH	111,556	13,327

NET INCREASE IN CASH AND CASH EQUIVALENTS	(1,250,919)	(184,492)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,600,583	436,062

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,349,664	$251,570

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$221,831	$247,650
Cash paid for income tax	$2,787	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
No non-cash financing actiivities were noted during the period

The accompanying notes are an integral part of these consolidated financial statements.

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010 (UNAUDITED)

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's consolidated financial position at September 30, 2010, the consolidated results of operations for the nine months ended September 30, 2010 and 2009, and consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009. The consolidated results for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2010. These consolidated financial statement should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2009 appearing in the Company's annual report on Form 10-K as filed with the Securities and Exchange Commission.

(B)	Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements for the nine months ended September 30, 2010 include the unaudited financial statements of China Digital Media Corporation (“CDMC”) and its wholly owned or controlled subsidiaries, China Digimedia Holding Limited (“CDHL”), Arcotect (Guangzhou) Limited (“AGL”), Guangdong M-Rider Media Company (“M-Rider”), its 100% variable interest entity (“VIE”) in Guangdong HuaGuang DigiMedia Culture Development Limited (“HuaGuang”), and Arable Media Limited (“Arable”) and Arable (Guangzhou) Limited (“Arable GZ”) (collectively, “the Company”).

The accompanying unaudited condensed consolidated financial statements for the nine months ended September 30, 2009 include the financial statements of CDMC and its wholly owned subsidiaries, CDHL, AGL, M-Rider, Arable, Arable GZ and its 100% VIE in HuaGuang.

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
AS OF SEPTEMBER 30, 2010 (UNAUDITED)

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

As a result of the Company’s implementation of the Codification during the quarter ended September 30, 2010, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification. The adoption of this standard did not have any impact on the Company's results of operations, cash flows or financial positions for the year ended September 30, 2009.

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

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010 (UNAUDITED)

NOTE 2 - SEGMENT INFORMATION

The Company operates in four reportable segments; digitalization of television signals, television advertising sales, software development, and investment in television series. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from operations. All inter-company transactions between segments have been eliminated on consolidation. As a result, the components of operating income for one segment may not be comparable to another segment. The following is an unaudited summary of our segment information for the nine months ended September 30, 2010 and 2009:

	Digitalization			Investments
	of Television	Television	Software	in Television
	Signals	Advertising	Development	Series	Total
2010
Revenues	$6,641,290	$961,580	$-	$-	$7,602,870
Gross profit	2,369,334	179,414	-	-	2,548,748
Net loss	(6,871,309)	(47,788)	(104,867)	(108,349)	(7,132,313)
Total assets	11,274,701	1,336,867	1,651,823	3,062	14,266,453
Capital expenditure	(742,197)	114,084	-	(2,394)	(630,507)
Depreciation and amortization	$3,617,992	$-	$20,495	$-	$3,638,487

2009
Revenues	$6,367,291	$239,287	$33,621	$-	$6,640,199
Gross profit	1,907,954	35,435	33,621	-	1,977,010
Net Income (loss)	2,773,396	(54,862)	(142,625)	(10,285)	2,565,624
Total assets	18,800,158	984,207	1,553,554	104,758	21,442,677
Capital expenditure	4,515,325	8,430	38,108	454	4,562,317
Depreciation and amortization	$3,472,757	$-	$22,748	$283	$3,495,788

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	2010	2009

Total net (loss) income for reportable segments	$(7,132,313)	$2,565,624
Unallocated amounts relating to corporate operations
Interest expenses	205,615	239,889
Interest paid to related companies and directors	14,346	17,438
Administration expenses	161,100	233,246
Professional fees	74,125	53,555
Other expense	115,644	2,225

Total net (loss) income	$(7,703,142)	$2,019,270

NOTE 3 - EARNINGS PER SHARE

As of September 30, 2010, the Company has outstanding:

-	42,706,363 shares of common stock;
-	1,875,000 shares of preferred stock;
-	6,888,882 shares of common stock to be issued upon conversion of convertible debenture;
-	warrants to purchase 6,888,882 shares of common stock at an exercise price of $0.80 per share, expire in November 2012;
-	warrants to purchase 6,888,882 shares of common stock at an exercise price of $1.20 per share, expire in November 2012; and
-	warrants to purchase 3,444,441 shares of common stock at an exercise price of $2.25 per share, expire in November 2012.

In accordance with paragraph 40 and 41 of SFAS 128 and EITF 03-6, basic and diluted earnings per share on a two classes method for the nine months ended September 30, 2010 and 2009 are calculated as follows:

	2010	2009

Net (Loss) Income	$(7,703,142)	$2,019,270

Basic - 2 classes method
(Loss) Income available to common stockholders	$(7,703,142)	$2,019,270

Weighted-average common stock outstanding	42,706,363	42,706,363

Basic earnings per share - Common Stock	$(0.18)	$0.05

Diluted
(Loss) Income available to common stockholders	$(7,703,142)	$2,019,270

Diluted weighted-average common stock outstanding	63,005,030	63,005,030

Diluted earnings per share	$(0.12)	$0.03

Warrants to purchase 6,888,882 shares of common stock at $0.80 per share, 6,888,882 shares of common stock at $1.20 per share and 3,444,441 shares of common stock at $2.25 per share were outstanding as of September 30, 2010 but were not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the market price of the common shares.

CHINA DIGITAL MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010 (UNAUDITED)

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

NOTE 5 - COMMON STOCK

During the nine months ended September 30, 2010, the Company did not issue any shares.

NOTE 6 - CONVERTIBLE DEBENTURE

The following is a summary of debenture as at September 30, 2010 and December 31, 2009.

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

$2,150,000 Convertible Debentures, net of $135,000 conversions, $100,750 redemption and unamortized discount of $0 as of September 30, 2010 and December 31, 2009 and another $100,000 redemption as of September 30, 2010 at 10% interest per annum due each quarter end in 2010 and 2011 which expires on December 31, 2011	$1,814,250	$1,914,250

$500,000 Convertible Debentures, net of unamortized discount of $0 as of September 30, 2010 and December 31, 2009 at 13% interest per annum for the year 2009 due at the end of 2009, and at 14% interest per annum for the year 2010 which expired on December 31, 2010.	500,000	500,000

$200,000 Convertible Debentures, net of unamortized discount of $0 as of September 30, 2010 and December 31, 2009 respectively at 4% interest per annum which expired in May 2008, in default	200,000	200,000

$150,000 Convertible Debentures, net of unamortized discount of $0 as of September 30, 2010 and December 31, 2009 at 10% per annum respectively which expires on December 31, 2010	150,000	150,000

$100,000 Convertible Debentures, net of unamortized discount of $0 as of September 30, 2010 and December 31, 2009 at 4% interest per annum which expired in June 2008, in default	100,000	100,000

	$2,764,250	$2,864,250

For the fiscal quarter ended September 30, 2010, the Company has convertible debentures with total value of $2,764,250 outstanding. The aforesaid convertible debentures were issued pursuant to the private equity financing where the Company sold a total 31 units of securities. Each unit consists of (i) an eighteen-month 4% interest bearing convertible debenture in the principal amount of $100,000, convertible at $0.45 per share, (ii) a six-year Class A warrant to purchase 222,222 shares of the Company’s common stock, par value $0.001 per share at an exercise price of $0.80 per share, a (iii) six-year Class B warrant to purchase 222,222 shares of the Company’s common stock at an exercise price of $1.20 per share, and (iv) a six-year Class C warrant to purchase 111,111 shares of the Company’s common stock at an exercise price of $2.25 per share. The securities issuable upon conversion of the debenture and exercise of the warrants are eligible for certain registration rights.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

As of September 30, 2010, the Company owed two directors $426,810 for short-term advances.  Interest is charged at 6% per annum on the amount owed.

As of September 30, 2010, the Company owed to related companies $371,317 for short-term unsecured advances made. Interest is charged at 6% per annum on the amount owed.

As of September 30, 2010, the Company owed to a stockholder $9,270 for short-term advances made.  Interest is charged at 6% per annum on the amount owed.

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

On February 6, 2004, we signed a 20-year Co-operative Agreement for Total Migration into DTV System for the Nanhai District and subsequently signed a supplementary agreement on July 8, 2005 (collectively, the “Co-operative Agreements”) with Nanhai Network Company, a city-owned cable network operator in Guangdong Province. Pursuant to the Co-operative Agreements, the Company was responsible for migrating all cable television subscribers in Nanhai from an analog to a digital system (“Migration”) by the end of 2008. Owing to certain technical issues of the local network upgrade of the Nanhai Network Company, the Migration completion date was re-scheduled to the end of 2009. The Company entered into three supplementary agreements with the Nanhai Network Company in May and December 2007, and in February 2009 pursuant to the Co-operative Agreements, for re-scheduling the Migration completion date to the end of 2008 and then end of 2009.    As of September 30, 2010, the Company has migrated about 446,419 subscribers into the digital system and the migration program is completed.

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

TV and radio advertising sales

M-Rider, a company incorporated in China and 100% owned by the Company under a trust arrangement, is an advertising sales company engaged in the distribution of television and radio commercials. The Company is responsible for reselling commercial airtime to international and local advertising customers, either directly or through agents and receiving agency fees and services fee. The Company has many years of experience in providing consultancy and media planning services to clients, and assisting them to deliver their messages precisely and professionally to their targeted audiences efficiently. In addition, the Company believes that it can manage advertising resources more effectively to enhance value of the advertising space.

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

The Company relied on two suppliers for approximately 99% of its purchases in the first six months of 2010 for the Nanhai digitalization of TV system in the Nanhai project. As of September 30, 2010, accounts payable to these suppliers amounted to $5,152,085 and $85,995 for the Nanhai project.

At present, some of our targeted businesses are subject to certain governmental restrictions in the PRC. In order to enable us to invest in certain media sectors such as TV and radio advertising and content productions before government regulations and policies in this field are opened to foreign investors, one of our directors holds the equity interest of HuaGuang while HuaGuang holds the equity interest of M-Rider on behalf of the Company. We are therefore not the direct owner of the programming and advertising operations. We anticipate that this arrangement will be continued until further relaxation of the broadcasting policy in China.

RESULTS OF OPERATIONS

Statements of Operations Items:

Sales

Total net sales for the nine months ended September 30, 2010 increased by $962,671 or 14% to $7,602,870 from $6,640,199 for the same period ended September 30, 2009. The increase in total net sales was due to the increase in cable TV subscription fee income out of the increased number of DTV subscribers during the year of 2009 through migration.  The basic and additional STBs registered increased from about 540,020 as of September 30, 2009 to 592,975 as of September 30, 2010.

Gross Profit

Gross Profit for the nine months ended September 30, 2010 increased by $571,738 or 29% as compared with the same period last year. The increase was mainly due to the increase in DTV basic subscription fee income as a result of increased number of migrated DTV users since the completion of full migration in Nanhai at the end of 2009, and the increase in advertising income as a result of increased number of customers..

Expenses

Selling, general, administrative and depreciation and amortization (not related directly to generation of revenue) expenses for the nine months ended September 30, 2010 increased by $403,968 or 21% to $2,366,359 in comparison with the nine months period ended September 30, 2009.  The increase in these expenses was due to the increased research and development expenses incurred for the value added services for DTV users in NH to be launched at the end of this year.

Impairment loss of tangible assets of $7,777,071 was incurred during the quarter ended September 30, 2010 as a result of the write-down of asset values of STB installed over two years as basic STB provided to the Nanhai users.  The Company was instructed by the Nanhai Network Partner Company as a government policy for transferring the titles of STB installed in Nanhai over 2 years as basic STB provided to the Nanhai users free of charge.  Accordingly, the net value of the STB classified as tangible assets over 2 years is to be fully impaired.

Net Loss

Net loss after tax was $7,703,142 for the nine months period ended September 30, 2010, compared to a net gain of $2,019,270 for the same period ended September 30, 2009. The increase in net loss was mainly because of the impairment loss of tangible assets booked in this quarter and the lack of tax provision reversed.

Balance Sheet Items:

Current Assets

Current Assets of the Company decreased by $0.5 million to $6.9 million during the first nine months of 2010. As the Company paid several suppliers during the month of September this year before the receipt of the monthly settlement from the Nanhai Network Company, the cash level at month end of September is lower as a result.

Property and Equipment, Net

The net decrease in property and equipment of the Company of $11.0 million is due to a reclassification of STBs from fixed assets to inventory for the returned STBs from the migrated subscribers during the first quarter of 2010, where such returned STBs were held for sales purpose.  During September, 2010, the Company was required to transfer the title of all the basic STB to the Nanhai users for those installed over 2 years free of charge.  This is in accordance with the policy implemented by the local government and the Nanhai Network Company with a view to reducing the maintenance costs of the basic STB.  Accordingly, the Company has changed its depreciation policy of estimated useful life of STB installed which were booked as tangible assets from 5 years to 2 years.  Therefore, an impairment loss of $7,777,071 was incurred during the period.  Such policy does not change the current level and base of monthly subscription fee income received by the Company from the Nanhai Network Company.

Other Asset

Other assets represent utility deposits, cash advance for business trips to staff and prepayment for general expenses.

Current Liabilities

Current liabilities of the Company decreased by $3.6 million to $13.6 million during the first nine months of 2010. The decrease was mainly attributable to the decrease in account payable to the supplier of STBs as the purchase of STB is greatly reduced from last year as a result of completion of DTV migration at last year end.  And the reclassification of the convertible debenture to long term portion as a result of the extension to the end of the year 2011 also caused part of the decrease.

Liquidity and Capital Resources

On September 30, 2010, we had cash of $2,349,664 and a working capital deficit of $6,792,477. This compares with cash of $3,600,583 and a working capital deficit of $9,905,650 at December 31, 2009.  The decrease in cash was mainly due to the settlement to the suppliers before month end in September 2010.

Operating activities had a net generation of cash in the amount of $70,734 during the nine months ended September 30, 2010 (2009: $1,979,634) reflecting an excess of revenues over expenditure.

Net cash used in investing activities for the nine months ended September 30, 2010 was $1,362,120 as compared with net cash used in investing activities of $1,856,677 for the nine months ended September 30, 2009. The decrease in net cash used in investing activities was due to the decrease in purchases of STBs in the first nine months of this year.

Net cash used in financing activities for the nine months ended September 30, 2010 was $71,089 representing the partial redemption of the convertible debenture during the period.(2009: used in financing activities $320,776 ).

We continued to receive cash from Nanhai Network Company according to the project schedule and plan of television digitalization migration. The Company's investment in STBs and smart cards remained the substantial accounts payable at September 30, 2010. For further business expansion and acquisition, the Company is considering various financing methods for funding, although there is no assurance that the Company will be able to raise additional funding on favorable terms, if at all.

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

The Company issued a total of $3.1 million in convertible debentures in November and December 2006, which matured in May and June 2008.  Due to the Company’s current financial situation with most of the Company’s cash being utilized to make the upfront investment for the Migration, the Company did not have enough cash to repay the debentures.  The Company has negotiated with some of the debenture holders to extend the debentures.  As of the date of this report, the Company has entered into agreement with three debenture holders holding $650,000 and $1,814,250 in debentures that provided for the extension of their debentures to December 31, 2010 and December 31, 2011 respectively.  The Company redeemed partially a debenture for $100,750 from one of the debenture holder on December 31, 2009 and $100,000 from the same debenture holder in July 2010.

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

The financial statements of the subsidiaries (whose functional currency is HK$ or RMB) are translated into US$ using the closing rate method. The balance sheet items are translated into US$ using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year. All exchange differences on currency translations are recorded within equity. Translation loss for the nine months ended September 30, 2010 was $328,623.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2010, the Company did not issue any securities.

Item 3. Defaults Upon Senior Securities

Owing to its tight financial situation, the Company did not fully redeem the debentures that matured in May and June 2008, and June 2010 but offered extension terms to all the debenture holders.  The Company paid the debenture interests due on June 30, 2010 to one of the debenture holders who had extended the debenture and redeemed partially such debenture for $200,750 from the same debenture holder on the same date.  As of date of this report, three out of five debenture holders have accepted the extension offer.

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

CHINA DIGITAL MEDIA CORPORATION
(Registrant)

Date: November 10, 2010 /s/ Ng Chi Shing Ng Chi Shing Chief Executive Officer Date:November 10, 2010 /s/ Chung Lai Lok Chung Lai Lok Chief Financial Officer